Form 10KSB
period 1996-12-31
ADVANCED AERODYNAMICS & STRUCTURES INC/
filed 1997-03-31
CIK 1019825

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                X ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996
                _____ TRANSITION REPORT PURSUANT TO SECTION 13 or
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-21749

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
           (Name of Small Business Issue as specified in its charter)

                  Delaware                                     95-4257380
 (State or Other Jurisdiction of Incorporation              (I.R.S. Employer
              or Organization                              Identification No.)

              3501 Lakewood Boulevard, Long Beach, California 90808
               (Address of Principal Executive Offices) (Zip Code)
                                 (562) 938-8618
               Registrant's Telephone Number, including Area Code

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                                      Units
                Class A Common Stock, par value $.0001 per share
 Class A Warrants and the underlying Class A Common Stock, par value $.0001 per share, and Class B Warrants
 Class B Warrants and the underlying Class A Common Stock, par value $.0001 per share

     Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K-SB or any amendment to this Form 10-K-SB ___

     The Registrant's revenues for the fiscal year ended December 31, 1996 were $133,000.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 27, 1997 was $21,562,500. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates;" this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

     As of March 27, 1997, the registrant had outstanding 6,900,000 shares of Class A Common Stock, 2,000,000 shares of Class B Common Stock, 4,000,000 shares of Class E-1 Common Stock and 4,000,000 shares of Class E-2 Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement relating to its 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.

     Specified exhibits listed in Part III of this report are incorporated by reference to the Registrant's previously filed Registration Statement on Form SB-2 (333-12273).

           Transitional Small Business Disclosure Format: Yes ___ No X

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                              CROSS-REFERENCE SHEET

     The following items in Part III of Registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996 are incorporated herein by reference to Registrant's Proxy Statement and appear therein under the section headings indicated below:


Item      Form Heading                           Section Heading

9.        Directors, Executive Officers,         Proxy Statement - Election of
          Promoters and Control Persons;         Directors- Information with
          Compliance With Section 16(a)of        respect to Nominees, Directors,
          the Exchange Act                       and Executive Officers

10.       Executive Compensation                 Proxy Statement - Management -
                                                 Compensation of Executive
                                                 Officers

11.       Security Ownership of Certain          Proxy Statement - Principal
          Beneficial Owners and                  Stockholders
          Management

12.       Certain Relationships and Related      Proxy Statement - Management -
          Transactions                           Certain Relationships and
                                                 Related Transactions

                                     PART I
ITEM 1.   BUSINESS.

Overview

     The Company is a development stage company organized to design, develop, manufacture and market propjet and jet aircraft intended primarily for business use. The Company has obtained a type certificate ("Type Certificate") from the Federal Aviation Administration ("FAA") with respect to a non-pressurized, single-engine aircraft powered by a Pratt & Whitney propjet engine (the "JETCRUZER 450"). The Company intends to modify the JETCRUZER 450 to develop a six-seat (including pilot), pressurized version of such aircraft for commercial sale (the "JETCRUZER 500") which, the Company anticipates, will takeoff and land in less than 1,000 feet, be able to fly at approximately 30,000 feet above sea level, and have a high cruise speed of approximately 350 mph and a range of approximately 1,600 miles.

     The Company began development of the JETCRUZER 450 in 1990 and obtained the Type Certificate in 1994. Throughout this period, the Company engaged in design and engineering of the aircraft, as well as production of the jigs, forms, tools, dies and molds necessary to manufacture the aircraft. The first FAA conformed JETCRUZER 450 was completed in 1992. This aircraft was used by the Company and the FAA to perform static (nonflight) testing. In late 1992 and 1993, two flight test aircraft were completed. These aircraft were flight tested by the Company and the FAA from 1992 through 1994. The Company received the Type Certificate for the JETCRUZER 450 on June 14, 1994.

     Although the Company received preliminary written indications of interest to purchase the aircraft, the Company has decided that it will not obtain a production certificate with regard to the JETCRUZER 450 or otherwise pursue commercialization of that aircraft in part because the Type Certificate is subject to certain limitations which the Company believes reduce the commercial viability of the JETCRUZER 450. Instead, the Company has decided to amend the Type Certificate to develop the JETCRUZER 500 for commercial sale, which is a modified version of the JETCRUZER 450 that the Company anticipates will not be subject to the limitations imposed by the existing Type Certificate.

     Based on the limited scope of the changes to be made to the JETCRUZER 450 and the experience of other manufacturers that have modified certificated aircraft, the Company believes it will need to amend its Type Certificate, rather than obtain a new type certificate, to develop the JETCRUZER 500 for commercial sale. The Company currently anticipates that it can obtain an amendment to its Type Certificate within approximately the 14 to 20 months following the date of this Report and obtain a production certificate and commence commercial production of such aircraft within the same time frame. There can be no assurance, however, that obtaining the amendment will not take longer that anticipated, that the Company will not be required to obtain a new type certificate for the JETCRUZER 500, or that the Company will not experience unforeseen expense or delay in certifying and commercializing its proposed aircraft.

Industry Background

     The general aviation industry comprises essentially all nonmilitary aviation activity other than scheduled and charter commercial airlines licensed by the FAA and the Department of Transportation. General aviation aircraft are frequently classified by their type and number of engines and include aircraft with fewer than 20 seats. There are three different types of engines: piston, propjet and turbofan (jet). Piston aircraft use an internal combustion engine to drive a propeller. There may be one or two engines and propellers. Propjet aircraft combine a jet turbine powerplant with a propeller geared to the main shaft of the turbine. There may be one or two engines and propellers. Turbofan aircraft use jet propulsion to power the aircraft. There are generally two engines on general aviation turbofan aircraft, although there may also be one or three.

     Purchasers of general aviation aircraft include (i) corporations, (ii) governments, (iii) the military, (iv) the general public and (v) fractional interest entities. A corporation may purchase a general aviation aircraft for transporting its employees and property. Many companies use an aircraft in their line of business, including on-demand air taxi services, air ambulance services and freight and delivery services. Governments and military organizations may purchase an aircraft for the transportation of personnel, freight and equipment. Members of the general public may purchase an aircraft for personal and/or business transportation and pleasure use. Fractional interest entities purchase one or more aircraft and then sell interests in each aircraft to several persons or entities. Each entity pays for its share of maintenance and operating costs and its access to and use of the aircraft. Increased corporate earnings may encourage corporations to acquire an aircraft. An aircraft must qualify under FAA regulations in order to be used for certain purposes, and the ability of an aircraft to so qualify will have a material affect on the potential market for such aircraft.

     Currently, there are fewer than ten major manufacturers of general aviation aircraft based in the United States. Piston aircraft make up the numerical majority of aircraft delivered by these manufacturers, whereas propjets and jet aircraft account for the majority of billings. In 1996, approximately 600 piston aircraft, approximately 289 propjets, and approximately 243 jet aircraft were delivered, generating total billings of approximately $3.1 billion.

     Total shipments of general aviation aircraft manufactured in the United States reached a peak in 1978, when approximately 18,000 aircraft were shipped. The number of units delivered annually has decreased since that time as a result of a number of factors, such as the cost of aviation fuel, high interest rates, inflation and, most importantly, an increase in negligence and product liability claims arising from accidents involving small, personal/recreational piston aircraft and a resulting increase in the price of manufacturer's liability insurance. Since 1986, the number of units delivered per year from United States manufacturers has not exceeded 1,500, and fewer than 1,000 aircraft were delivered from United States manufacturers in each of 1992, 1993 and 1994.

     Although the total number of general aviation aircraft manufactured in the United States declined from 1978 to 1994, deliveries of more expensive propjet and jet aircraft manufactured in the United States increased, resulting in a less substantial decline in the total dollar value of shipments of aircraft during such period and a substantial increase in the average price of each such aircraft delivered from 1978 through 1994. Deliveries of more costly corporate aircraft powered by propjet or jet engines were affected to a lesser extent by the liability and insurance coverage problems encountered by piston aircraft. In addition, on August 17, 1994, Congress enacted the General Aviation
Revitalization Act of 1994 ("GARA"). The GARA imposes an 18-year statute of limitations on product liability suits involving airplane manufacturers and suppliers. Although product liability suits will not disappear, nor is it likely that settlements will be smaller, the Company believes that the reduction to 18 years of an original equipment manufacturer's exposure to lawsuits may lower insurance costs for the industry which may result in increased sales of aircraft and a corresponding increase in the number of licensed pilots. Shipments of all types of general aviation aircraft manufactured in the United States increased from 1,077 units in 1995 to 1,132 units in 1996.

Strategy

     The Company's objective is to become a worldwide market leader in the sale of small business aircraft. To achieve this objective, the Company intends to focus on the performance, efficiency and safety of its proposed aircraft. The Company's strategy is to capitalize on a perceived current lack in the marketplace of low-priced, high-performance aircraft. The Company believes that its ability to offer an aircraft which outperforms competitive aircraft at a reduced cost will enable the Company to penetrate the business, private and government aircraft markets. Additionally, the Company intends to expend substantial resources on a worldwide sales and marketing program to position itself with potential customers.

     The Company believes that aircraft sales are heavily dependent on the quality and safety of a company's products. Accordingly, the Company intends to maintain high quality and safety standards in all aspects of the design and manufacture of its proposed aircraft. For example, the Company believes that certain design features of the JETCRUZER 500, such as the canard wing, will make the aircraft spin resistant and that the absence of wing flaps will make the operation of the aircraft less susceptible to pilot error. In addition, the Company believes that the reliability of the Company's component suppliers, such as Pratt & Whitney, will be viewed favorably by potential customers.

     The Company believes that it will be able to offer aircraft at a comparatively low price by containing the costs of obtaining FAA certification and amendments to such certification as well as the costs of manufacturing. The

Company believes that it was able to obtain its Type Certificate for the JETCRUZER 450 at a significantly lower cost than its competitors with regard to comparable aircraft due, in part, to the Company's smaller size as compared to its competitors, resulting in the Company's ability to contain administrative costs and the overhead expenses allocable to the development process. Additionally, the Company's Southern California location is home to a number of workers from recently downsized defense and aerospace companies who the Company was able to hire to assist in the certification of the JETCRUZER 450. These employees provided the Company with experience in testing, certifying, tool and jig manufacturing and other aspects of the certification process that would not otherwise have been available to the Company. The Company expects that many of these key employees will return to the Company as development of the JETCRUZER 500 proceeds.

     The Company believes that it will be able to control manufacturing costs by producing most of the tooling, jigs, dies and molds required for the manufacture of its aircraft in-house. Also, because the Company will produce the airframe and most of the associated components of its aircraft in-house, it will have greater control over the production process; and the Company believes that this control will also help keep construction and certification costs at reduced levels.

Proposed Aircraft

     General. The Company's proposed aircraft are based on a canard wing design in which a smaller wing (the "canard") is installed in front of the aircraft's main wing. The Company believes that this design provides for improved safety margins and performance, including spin resistance and increased lift, and increased ride comfort as compared to more conventional aircraft designs.

     The Company believes that the JETCRUZER provides increased safety margins, in part, because it has been certified under the latest safety regulations adopted by the FAA. Additionally, the canard design, which provides dual lifting surfaces, makes the JETCRUZER resistant to spins. An airplane may enter a spin when one main wing stalls (i.e. stops producing lift) before the other. On the JETCRUZER, the canard wing will stall before the main rear wing, thereby automatically lowering the aircraft's nose and increasing its airspeed, thus preventing a stall of either of the main wings. Since the main wing of the JETCRUZER does not stall, it does not lose lift on one side before the other and thus the aircraft is resistant to spins. The JETCRUZER has increased lift in part because the graphite composite fuselage of the JETCRUZER is lighter than a fuselage made of aluminum, as is used by most of the Company's competitors, and the canard wing design provides an additional lifting surface as compared to conventional aircraft. Generally, lighter weight and additional lifting surfaces result in greater lifting capacity. Increased lift can provide increased fuel efficiency and thus increased range.

     Management also believes that the Company's aircraft will provide performance advantages over competitors' models, including better stall and handling characteristics, increased speed, greater fuel efficiency and lower operating expenses. Based on the reports of its test pilots, the Company also believes that the JETCRUZER provides increased ride comfort, and a quieter ride, than aircraft of a conventional design. The JETCRUZER will not require pilot licensing beyond that required for other single-engine propjet aircraft.

     The fuselage of each aircraft will be made of an advanced graphite composite/nomex honeycomb sandwich with embedded aluminum and copper screen mesh for lightning protection, which is processed in the Company's (30 foot long by 10 foot diameter) nitrogen-pressurized autoclave. The canard wing on the JETCRUZER will be constructed of aircraft aluminum; and the canard wing on the STRATOCRUZER, if that aircraft is developed, will be constructed of the graphite composite. The main rear wing and the ailerons of all of the aircraft will be constructed of aircraft aluminum skin and spar and rib construction. Flaps are not required on the JETCRUZER because of the design and high lift capabilities of the canard and the main wing. The engine and propeller of the Company's JETCRUZER aircraft are located at the rear of the fuselage, thus providing passengers with a quieter ride.

     JETCRUZER (TM)500. The JETCRUZER 500 is intended to be a six-seat (including pilot), high performance single engine propjet with conventionally constructed wings made from aluminum attached to a fuselage formed from a high-strength graphite nomex honeycomb composite material. The aircraft is intended to have a canard configuration with two lift-producing surfaces and no conventional wing flaps. The JETCRUZER 500 will be powered by a Pratt & Whitney PT6A-64 propjet engine located at the rear of the aircraft. The JETCRUZER 500 is intended to be a modified version of the JETCRUZER 450.

     In June 1994, the FAA awarded the Company a Type Certificate for the JETCRUZER 450, which is a non-pressurized propjet aircraft powered by a smaller Pratt & Whitney engine. However, the Type Certificate is subject to a number of FAA limitations which were imposed as a result of the aircraft's early stage of development. For example, the maximum number of occupants is presently limited to five, as compared to the six passenger (including pilot) design configuration of the JETCRUZER 500, and the maximum operating speed is presently limited to 178 mph, as compared to the approximately 350 mph design speed of the JETCRUZER
500. The Company intends to amend the Type Certificate to remove these limitations in the course of further development and certification of the JETCRUZER 500.

     In order to amend the Type Certificate to include the JETCRUZER 500, additional work remains to be performed on the aircraft by the Company, including adding a larger fuselage, pressurization, environmental systems, de-icing capability, test retractable landing gear and autopilot certification, all of which will be necessary to produce the JETCRUZER 500 for commercial sale. The Company currently anticipates obtaining the amendment to its Type Certificate within approximately the next 14 to 20 months. The Company has submitted its application for amendment to the FAA. The FAA has assigned a project manager to the Company, and the Company has scheduled a meeting with the FAA to set an anticipated schedule for the amendment process. There can be no assurance, however, that obtaining such an amendment will not take longer than anticipated, that any of the FAA limitations will be removed or that such removal will not, in the FAA's judgment, necessitate a new type certificate, thereby causing unforeseen expense and delay in certifying the JETCRUZER 500.

     Although no assurance can be given as to the performance characteristics of any aircraft in its design phase, based on the performance of the JETCRUZER 450, the Company believes that the JETCRUZER 500 will carry six passengers (including pilot) and have a cruise speed of approximately 350 mph. The Company also believes that such aircraft should be able to climb at approximately 2,600 feet per minute, cruise at an altitude of approximately 30,000 feet above sea level, have a range of approximately 1,600 miles and takeoff and land in less than 1000 feet. The interior of the aircraft will be built either to a customer's specifications or in accordance with one of the Company's standard configurations. These statistics reflect the overall anticipated performance of the JETCRUZER 500. However, interior configuration, optional equipment, weather conditions and flying weight will affect the performance of an individual aircraft.

     Although there can be no assurance, the Company currently anticipates that the JETCRUZER 500 will be available for commercial sale initially at a base price of approximately $1,300,000. However, since the Company has not yet completed development of the JETCRUZER 500 and has not yet established a facility for manufacturing it on a commercial scale, both of which may be subject to unforeseen delays, the date on which the JETCRUZER 500 is actually available for sale and its initial base purchase price could change materially.

     The Company has made only limited test marketing attempts to sell its aircraft. Notwithstanding these limitations, the Company has received more than 30 written indications of interest to purchase the JETCRUZER 500. Generally, written indications of interest are supported by a $10,000 deposit. However, each such deposit is refundable at the request of the purchaser at any time until the commencement of construction of the purchaser's particular aircraft. Accordingly, there can be no assurance that any such indications of interest will lead to the sale of an aircraft.

Other Proposed Aircraft

     JETCRUZER  (TM)650.  The Company currently intends to develop the JETCRUZER
650. This aircraft will be based on the JETCRUZER 450/500 design and will have the same engine and components as the JETCRUZER 500. However, it is intended to have a longer fuselage which will accommodate up to twelve passengers plus a pilot. To produce the JETCRUZER 650, the Company will need either to amend its Type Certificate or obtain a new type certificate, as determined by the FAA.

     The Company anticipates that the cruise speed of the JETCRUZER 650 will be approximately 300 miles per hour, that it will takeoff in approximately 1,800 feet, climb at a rate of 1,200 to 1,600 feet per minute and have a maximum range of approximately 1,250 miles. The Company currently plans to offer two versions of the JETCRUZER 650: a pressurized corporate and on-demand charter passenger aircraft, which will cruise at approximately 30,000 feet above sea level and have a maximum passenger seating capacity of twelve, and a non-pressurized version for use as a utility/freight aircraft which will cruise at a lower altitude than the pressurized version.

     Although it incorporates certain components and systems approved as part of the JETCRUZER 450 certification process, the JETCRUZER 650 is in a very early stage of engineering and design, and the completion of the development of the JETCRUZER 650 and the certification of such aircraft will require substantial capital resources in addition to those the Company currently has. There can be no assurance that the Company will obtain the resources necessary to continue the development of the JETCRUZER 650 or, if such resources are obtained, to successfully develop and certify the JETCRUZER 650. Further, the Company will not continue development of the JETCRUZER 650 until it has solicited orders for the aircraft and obtained adequate indications of interest to justify the completion of its design, prototyping, and static and flight testing. Accordingly, the Company cannot predict when, if ever, the JETCRUZER 650 will be available for commercial sale.

     STRATOCRUZER (R)1250. The Company also currently intends to develop a twin engine jet aircraft to be called the STRATOCRUZER 1250. The STRATOCRUZER, if developed, is expected to be a canard aircraft with three flying surfaces powered by two Williams/Rolls Royce FJ44-2 fanjets. It will be able to seat up to 12 passengers, plus the pilot. Based on its design and preliminary testing, it is anticipated that the STRATOCRUZER will have a maximum cruise speed of approximately 500 mph, a range of approximately 3,700 miles and a pressurized ceiling of approximately 42,000 feet. The STRATOCRUZER will be able to takeoff in less than 3,200 feet and land in less than 3,000 feet. The instrumentation of the STRATOCRUZER will consist of digital electronic avionics, including EFIS (an Electronic Flight Instrumentation System, which includes color monitors on which flight instrument data, weather radar, maps and other navigation information are available) and GPS (Global Positioning System) navigation. The aircraft will be of lightweight construction. The Company believes that the STRATOCRUZER's comparatively light weight, combined with, among other things, its additional lifting surfaces, fuel efficient engines and aerodynamic design, will give the STRATOCRUZER superior range and fuel efficiency compared to other twin jets. The Company will be required to obtain a new FAA type certificate for the STRATOCRUZER.

     The STRATOCRUZER is in a very early stage of development, and the completion of such development will also require substantial capital resources beyond those the Company currently has. Therefore, there can be no assurance that the Company will obtain the resources necessary to continue the development of the STRATOCRUZER or, if such resources are obtained, successfully develop and certify the STRATOCRUZER. Accordingly, the Company cannot predict when, if ever, the STRATOCRUZER will be available for commercial sale.

Manufacturing

     The Company has designed and produced or procured most of the equipment necessary for production of the JETCRUZER 450 and has used that equipment to certify the aircraft. The Company is in the process of obtaining and producing additional sets of the equipment necessary for production of the JETCRUZER 500. The Company intends to produce in-house nearly all of the tooling necessary for the production of its aircraft, from master models to major jigs and fixtures. The Company believes it achieves cost savings by manufacturing tooling itself.
Additionally, nearly all airframe assemblies and parts are intended to be produced in-house, except for special tasks such as hydroforming, spar milling and painting. The manufacturing process for the Company's aircraft is highly technical and requires skilled assembly technicians. The Company intends to rehire a number of employees who assisted the Company in the development of the JETCRUZER 450 as well as a number of additional employees. However, no assurance can be given that former employees of the Company or other personnel with the required skills will in fact be available to the Company.

     The equipment and procedures used by the Company for manufacturing must be certified, and are subject to inspection and continuing oversight by the FAA.

     The Company has a complete in-house computer design system, with interactive, computer-aided design ("CAD") capabilities. The Company maintains an Aircraft Quality Control System ("AQCS") designed to meet the requirements of the military, the National Aeronautics and Space Administration ("NASA") and the FAA. An AQCS is a system mandated and approved by the FAA to assure the integrity and traceability of aircraft components, parts, and systems. It is required as a condition to obtaining a type certificate and a production certificate. All of the Company's precision tools and gauges are certified by the National Bureau of Standards.

     The Company intends to manufacture the advanced graphite composite fuselage structure used in the construction of its aircraft in its own computer-controlled, nitrogen-pressurized autoclave. Although not operational at this time, the autoclave was purchased new in 1990 and was used in the construction of the certification aircraft. It can achieve temperatures of up to 650 degrees Fahrenheit and pressure of 150 pounds per square inch. The graphite material is very strong and lightweight and in the course of certifying the JETCRUZER 450, the Company believes it has demonstrated to the FAA that the graphite material meets or exceeds all standards set by the FAA for aircraft construction material. Use of the graphite composite material simplifies the manufacturing process, as opposed to metal construction, because it eliminates most riveting, which is a labor intensive, time consuming process. The graphite sections are bonded together through a process which provides strength equal to or greater than riveting. The metal wings of the aircraft are attached to the composite portions of the airframe through a manufacturing technique developed by the Company.

Marketing, Distribution and Service

     Marketing and Distribution. To date, the Company has conducted limited marketing activity through advertisements and news releases in trade publications. The Company is developing an in-house sales organization and intends to market its aircraft in a number of different territories in the United States and abroad through trade publications, aircraft trade shows, and independent distributors and agents.

     The Company's efforts will emphasize aircraft trade shows, from which it believes a significant amount of new aircraft sales are generated. The Company intends to participate in, among others, the Paris Air Show, the National Business Aircraft Association USA Show and the Singapore Aerospace Show. Management believes that, in addition to sales generated directly from such events, participation in trade shows will help introduce the Company's aircraft to other potential purchasers and help increase overall awareness of the Company's products. The Company also intends to promote general knowledge of the Company's products by issuing press releases to aviation magazines and newspapers. The Company will also use paid advertising in trade magazines, general interest flying magazines and international business magazines to promote its products.

     Management anticipates that most of the Company's aircraft will be sold to corporations for transportation of their personnel, guests and company property. The Company intends to develop direct marketing programs to target such corporations. The Company believes that its aircraft will also be attractive to customers other than corporations and intends to address these markets. These markets include current owners of single and twin engine aircraft who operate their own aircraft for business purposes, governmental entities that use aircraft for surveillance or mapping photography, forest fire detection, and other purposes, and fractional use entities who purchase one or more aircraft and sell interests in each aircraft to several persons or entities. The Company believes that the relatively low purchase price, performance, safety and cost of operations of its aircraft will make them attractive to such purchasers. Other potential specialty markets may include air freight and delivery services, on-demand air taxi services and/or charter and air ambulance use.

     The Company intends to provide assistance to customers who require financing to complete the purchase of an aircraft from the Company. Overseas sales may be financed through the United States Export/Import Bank ("EXIM"), which may provide loans to qualified overseas customers, and several domestic banks, of which at least one provides 20-year loans for corporate aircraft. Additionally, EXIM may provide low-cost working capital loans to the Company upon the receipt of evidence of export sales commitments.

     Service. The Company's aircraft will be serviced primarily by fixed base operations ("FBO's") authorized by the Company. FBO's are established aircraft maintenance companies located at airports throughout the world which service general aviation aircraft produced by virtually all major aircraft manufacturers. If and when customers in a particular region or country begin to acquire aircraft manufactured by the Company, an appropriate FBO for that area will be identified and authorized by the Company after consultation with the agent and/or distributor for that area. The Company will provide training and a service manual to the employees of its authorized FBO's. Required parts and repair materials will be air freighted to the FBO's as required. Maintenance and repair of major systems included in the Company's aircraft, such as engines and avionics, will be provided by the manufacturers of those systems.

Suppliers

     The Company will rely on certain suppliers of products necessary to manufacture its aircraft, including a number of different suppliers of materials and components. In particular, the engines and the avionics will be provided by outside manufacturers. These suppliers also produce equipment for aircraft manufacturers other than the Company. Engines for the JETCRUZER will be manufactured by Pratt & Whitney. Engines for the STRATOCRUZER, if that aircraft is developed, will be manufactured by Williams/Rolls Royce. The Company has no contractual right to obtain any specified number of engines from Pratt & Whitney or any other manufacturer. Should the Company's ability to obtain the requisite number of engines be limited for any lengthy period of time or the cost of such engines increase, the Company's ability to produce and sell aircraft could be materially and adversely affected. In addition, the failure of other suppliers or subcontractors to meet the Company's performance specifications, quality standards or delivery standards or schedules could have a material adverse effect on the Company's operations. Moreover, the Company's ability to significantly increase its production rate following the introduction of the JETCRUZER 500 could be limited by the ability or willingness of its key suppliers to increase their delivery rates.

Competition

     The JETCRUZER 500 will compete against several other types of aircraft, including new and used single and multi-engine propjets and high-end piston powered aircraft. Management believes that competition will be based primarily on the aircraft's price, performance and operating cost. Single engine propjets have only recently come into use in the general aviation industry, and there are not many competitors in this category. Twin engine propjets are far more common and vary significantly in size.

     The following table lists the number of seats (including pilot), estimated price and high cruise speed of the aircraft which the Company considers to be the principal competitors of the JETCRUZER 500.

                                                                                                     High Cruise
                        NAME AND MODEL                                          Approximate        Speed-Miles Per
       (Number and type of engines noted in parenthesis)          Seats         Base Price               Hour
---------------------------------------------------------------------------------------------------------------------------------


JETCRUZER 500 (1) (Propjet)                                          6          $1,295,000                350
Cessna Caravan 208B(1) (Propjet)                                     9          $1,493,000                210
Socata TBM 700 (1) (Propjet)                                         6          $2,607,000                345
Pilatus PC - 12 (1) (Propjet)                                        10         $2,315,000                310
Raytheon/Beech King Air C-90B (2) (Propjet)                          7          $2,488,000                284
Piper Malibu Mirage (1) (Piston)                                     6          $755,000                  267


     There are currently only three single engine propjet aircraft on the market in the JETCRUZER 500 category: the Socata TBM 700, the Pilatus PC-12 and the Cessna Caravan. The TBM 700 is a pressurized, single engine propjet of conventional design with a Pratt & Whitney engine. It is made in France and has passenger capacity and performance similar to the JETCRUZER 500. Its base price is approximately $2,607,000. The Pilatus PC-12 is also a single engine propjet of conventional design with a Pratt & Whitney engine. The Pilatus PC-12 is made in Switzerland, has an airspeed of 310 mph and has a base price of approximately $2,315,000. The Cessna Caravan 208B has a base price of approximately $1,493,000 and is designed primarily for hauling freight at low altitude. Its high speed is 210 mph, its landing gear does not retract, and it is not pressurized. Each of these competitive products is a standard, one lifting-wing aircraft built primarily from aircraft aluminum, rather than graphite.

     Additional competition to the JETCRUZER 500 may be provided by the Malibu Mirage. The Malibu Mirage is a single engine piston powered aircraft, rather than a propjet. It is manufactured in the United States by The New Piper Aircraft Corp. It has an airspeed of 267 miles per hour and a range of approximately 1,200 miles. Its approximate base price is $755,000. The Company believes that piston aircraft such as the Mirage and propjet aircraft such as the JETCRUZER 500 compete for different customers based on performance (particularly speed) and reliability. However, the price differential may induce certain purchasers to select the lower-priced piston aircraft.

     The Company believes that the JETCRUZER 500, and the proposed JETCRUZER 650, if developed, may compete with and compare favorably to various twin engine propjets, such as the King Air C-90B, in airspeed and passenger seating at a significantly lower purchase price and operating cost. The King Air C-90B is a twin engine propjet of conventional design which is manufactured in the United States by Raytheon Aircraft Co. (Beechcraft). It has an airspeed of approximately 284 miles per hour and has seven seats. Its approximate base price is $2,488,000. However, certain customers may be reluctant to purchase a single-engine aircraft due to the perception of additional safety associated with twin-engine aircraft. Additionally, single-engine aircraft are not permitted by FAA regulations to be used for commercial passenger revenue-paying flights (whether on-demand charter or scheduled) in instrument conditions. However, single engine aircraft may currently be used for revenue-paying on-demand charter and scheduled flights under VFR (visual flight rules) provided the pilot and the aircraft meet certain FAA certification, proficiency, maintenance and additional equipment and airworthiness requirements.

     Most of the Company's competitors are substantially larger in size and have far greater financial, technical, marketing, and other resources than the Company. Certain of the Company's actual and potential competitors may have technological capabilities, or other resources that would allow them to modify existing aircraft or develop alternative new aircraft which could compete with the Company's aircraft. Therefore, there can be no assurance that the Company's ability to market its proposed aircraft will not be materially adversely affected by future technological changes or marketing initiatives on the part of its competitors.

     Additionally, indirect competition and potential sales will come from the used aircraft market, both propjets and jets, which have sales prices near that anticipated for the JETCRUZER 500. As the prices of new aircraft have increased, buyers have turned in greater numbers to the used aircraft market. The Company, however, believes that it may be able to attract purchasers who might otherwise acquire a used aircraft by emphasizing the price, performance, technology, fuel efficiency and operational costs advantages of the Company's aircraft.

     Product Liability and Insurance. The failure of an aircraft manufactured by the Company or any other mishap involving such an aircraft may result in physical injury or death to the occupants of the aircraft or others, and therefore, the Company could be subject to lawsuits involving product liability claims. The Company intends to obtain product liability insurance with regard to aircraft purchased by customers commencing on the delivery of the first customer's aircraft. However, such insurance is expensive, subject to various exclusions and, although the product liability insurance for manufacturers of general aviation aircraft has become somewhat more available and less costly over the last two years, there can be no assurance that such coverage will be available to the Company on acceptable terms or at all. Further, should the Company become involved in product liability litigation, the expenses and damages awarded could be large and the scope of any coverage may be inadequate. In the past it has obtained other insurance as needed, including flight test insurance for the pilots and aircraft used during the FAA certification process.

Government Regulation

     The manufacture of aircraft is subject to extensive regulation by the Federal Aviation Administration ("FAA"). Both the finished product and the process of manufacturing itself must be certified by the FAA, as must the type design. Failure to obtain or maintain all required FAA certifications would have a material adverse effect on the Company's operations.

     Certification. On June 14, 1994, the Company obtained a Type Certificate from the FAA for the JETCRUZER 450. For an aircraft model to be manufactured for sale, the FAA must issue a type certificate and production certificate for that model; for an individual aircraft to be operated, the FAA must issue an airworthiness certificate for that aircraft. Type certificates are issued by the FAA when an aircraft model is determined to meet applicable performance, safety, environmental, and other technical criteria. In the case of aircraft such as the Company's which have one or more unconventional design characteristics for which there are no applicable criteria, such criteria are developed and applied in the course of the type certification process. More stringent airworthiness criteria and additional equipment requirements become applicable if the aircraft will be used in commercial passenger operations, whether on-demand charter or scheduled. Production certificates are issued by the FAA after it determines that the type certificate holder (or its licensee) has the facilities and quality control capability to manufacture aircraft that will meet the design provisions of the applicable type certificate. An airworthiness certificate is issued by the FAA for a particular aircraft when it is certified to have been built in accordance with specifications approved under the type certificate for that model; the airworthiness certificate remains in effect so long as required maintenance, repairs and upkeep are performed.

     The Company intends to amend its Type Certificate with respect to the JETCRUZER 450 to include the JETCRUZER 500, although there can be no assurance that the FAA will not require application for a new type certificate for the JETCRUZER 500. In addition, the Company will be required to obtain a further amendment to its Type Certificate or a new type certificate if and when it proceeds with development of the JETCRUZER 650. The Company will be required to obtain a new type certificate if and when it proceeds with development of the STRATOCRUZER 1250.

     Obtaining a new or amended FAA type certificate can be difficult, costly, and time consuming. In either case, the Company must accomplish, to the extent deemed necessary by the FAA, among other things, (a) the filing of an appropriate application with the FAA, (b) development and submission to the FAA of an appropriate design and substantiating data and receipt of FAA approval that such design and data comply with applicable FAA airworthiness standards,
(c) development and receipt of FAA approval of a flight test plan, (d) successful completion of conformity inspections requested by the FAA from time to time to ensure compliance of the aircraft with the type design, (e) modification and reassembly of an existing JETCRUZER 450 for use for initial flight testing, (f) modification and reassembly of an additional existing JETCRUZER 450 for flight and static testing, (g) completion of Company flight tests and receipt of precertification approval from the FAA, (h) completion of additional flight tests under FAA supervision, (i) development and receipt of FAA approval of an airplane flight manual, and (j) development and receipt of FAA approval of maintenance and inspection requirements for the aircraft. Although the time required to obtain a new or amended type certificate may vary, the Company believes that it can obtain a new or amended certificate for the JETCRUZER 500 within the 15 to 21 months following the date of this report. There can be no assurance that the Company will be successful in obtaining a new type certificate or amendments to its existing Type Certificate for its planned aircraft models, or, if the Company is successful in obtaining a type certificate for its planned aircraft, that the new or amended type certificate will not be subject to conditions which may adversely affect the use of the planned aircraft models for their intended purpose or the Company's operations. In the event that the FAA determines that a new type certificate is required for any of the Company's planned aircraft models (including the JETCRUZER 500), the time and cost of obtaining such certification may be substantial, may render it impossible for the Company to complete such certification and may have an adverse effect on the Company's operations.

     The Company will also need to obtain an FAA production certificate for the commercial production of its aircraft. In order to obtain a production certificate, the Company must commence production of an aircraft and make application for the certificate. The FAA will regularly inspect the Company's facilities and procedures during the production process. When the initial aircraft is nearly complete, the Company must have submitted all required materials, including a copy of the applicable quality assurance manual. The FAA will then review the materials submitted and the results of its inspections and will either issue the production certificate or require that the Company modify either or both of its quality assurance manual or the manufacturing process. While production does not necessarily stop during the review process, a failure to receive a production certificate would likely delay the manufacturing process. The time required to obtain a production certificate is identical to and concurrent with the time required to manufacture the first commercially-produced applicable aircraft; which the Company believes will be five to six months in the case of the JETCRUZER 500. The Company expects to obtain the production certificate within the 14 to 20 months following the date of this report.

     There can be no assurance  that the Company  will not  encounter a delay in
obtaining  a  production   certificate  for  its  planned  aircraft  models,  or
airworthiness certificates for individual aircraft.

     The Company will also be subject to the risk of modification, suspension or revocation of any FAA certificate it holds. Such modification, suspension, or revocation could occur if, in the FAA's judgement, compliance with airworthiness or safety standards by the Company was in doubt. If the FAA were to suspend or revoke the Company's type or production certificates for an aircraft model, sales of that model would be adversely affected or terminated. If, in the FAA's judgement, an unsafe condition developed or was discovered after one or more of the Company's aircraft had entered service, the FAA could issue an "Airworthiness Directive," which could result in a regulatory obligation upon the Company to develop appropriate design changes at the Company's expense. Foreign authorities could impose similar obligations upon the Company as to aircraft within their jurisdiction. Any or all of the above occurrences could expose the Company to substantial additional costs and/or liability.

     Government Assistance. The Company has negotiated with local and state governments regarding incentives for locating the Company's facilities in a certain state or locality, including facility construction, tax incentives and employee training. One city in which the Company may locate its facilities has informed the Company that the city would assist the Company by providing coordinated permit processing and possibly matching funds for federal job training subsidies. The city has also informed the Company that the potential site being considered by the Company would cause the Company to be eligible for enterprise zone, state revitalization zone and manufacturers' investment tax credits. If the Company is able to obtain such assistance or financing, the Company may be subject to certain restrictions on its operations, including an inability to relocate or to obtain certain types of financing.

     Product Liability. In 1994, the United States Congress passed and the President signed the General Aviation Revitalization Act of 1994 ("GARA"). GARA provides protection for manufacturers of general aviation aircraft against certain lawsuits for wrongful death or injuries resulting from an aircraft accident. Except as set forth in GARA, and provided a period of 18 years has passed from the date of delivery of the aircraft to the original purchaser or retailer, no claim for damages resulting from personal injury or wrongful death may be brought against the manufacturer of a general aviation aircraft. Although GARA will not directly affect the Company until eighteen years from the date it delivers its first aircraft, management believes that GARA will indirectly benefit the Company immediately, in that it may encourage increased manufacturing and sales of general aviation aircraft and this increased activity may in turn result in an increased number of licensed pilots. Management believes that a greater number of licensed pilots may provide an increased market for the Company's aircraft. However, there can be no assurance that Management's view of GARA's effects will prove to be correct.

     Foreign Certification. In order for the Company to sell its aircraft in foreign countries, it must comply with each country's aircraft certification process. Certain countries will accept as adequate the certification issued by the FAA, while others impose additional requirements. In countries which do require additional certification, the FAA certification often provides a starting point from which such country begins its certification process. The Company intends to begin certification processes in foreign countries once it has received the amendment to the Type Certificate for the JETCRUZER 500 and has finalized a sale or distributorship in that country. The Company has not yet determined which foreign markets it will first address. Priorities in this area will be established by the levels of interest in the Company's products of dealers and distributors in the various foreign markets.

Employees

     As of March 12, 1997 the Company had twenty six full-time employees. The Company believes that its relations with its employees are good. The Company is not a party to any collective bargaining agreement.

ITEM 2.   PROPERTIES.

     The Company's executive offices and research and limited manufacturing facilities are located in an approximately 23,000 sq. ft. building on Long Beach, California airport property, pursuant to one year lease which commenced January 1, 1997, at a monthly rent of $15,000. The Company intends to establish a larger facility to enable the Company to expand its manufacturing capabilities as soon as a suitable location is found. The Company is currrently in negotiations with the City of Long Beach with regard to such a location. The Company presently has no other facilities.


ITEM 3.   LEGAL PROCEEDINGS.

     As of March 12, 1997, there were no material pending legal proceedings to which the Company was a party or to which any of its properties were subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1996.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     Since December 3, 1996, the Company's Class A Common Stock has been traded on the Nasdaq National Market under the symbol "AASI". The following table sets forth the range of high and low last sale prices per share for the Class A Common Stock as quoted on the Nasdaq National Market, for the periods indicated.


                                                    High             Low
                                              ----------------  --------------

Year Ended December 31, 1996
Fourth Quarter (from December 3, 1996)             5-1/4            3-1/2

     At March 26, 1997, there were approximately 13 holders of record of the Company's Class A Common Stock, 4 holders of record of the Company's Class B Common Stock and Class E-1 Common Stock and 5 holders of record of the Company's Class E-2 Common Stock. The Company believes that there are significant number of beneficial owners of its Class A Common Stock whose shares are held in "street name."

     The Company has not paid cash dividends on its Common Stock and does not anticipate that it will do so in the near future. The present policy of the Company is to retain earnings to finance the development of its operations.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, the Company's ability to obtain market acceptance of its aircraft, the Company's ability to obtain regulatory approval for its aircraft, and the competitive market for sales of small business aircraft and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those set forth in the forward looking statements, which statements involve risks and uncertainties, including without limitation those rights and uncertainties set forth in the Company's Registration Statement on Form SB-2 (Commission File No. 333-12273) under the heading "Risk Factors."

                               PLAN OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

General

     The Company is a development stage enterprise organized to design, develop, manufacture and market propjet and jet aircraft intended primarily for business use. Since its inception, the Company has been engaged principally in research and development of its proposed aircraft. In January 1990, the Company acquired the assets of Aerodynamics & Structures, Inc. ("ASI"), a New Jersey corporation engaged in the design of an aircraft prototype, in exchange for 139,407 shares of Class B Common Stock, 278,815 shares of Class E-1 Common Stock, and 278,815 shares of Class E-2 Common Stock. In connection with this exchange, the Company assumed liabilities of ASI in the amount of approximately $400,000. In March 1990, the Company made application to the FAA for a Type Certificate for the JETCRUZER 450, which Certificate was ultimately granted in June 1994. As a result, the Company has not generated any operating revenues to date and has incurred losses from such activities. The Company believes it will continue to experience losses until such time as it commences the sale of aircraft on a commercial scale.

     Prior to commencing commercial sales, the Company will need to, among other things, complete the development of the JETCRUZER 500, obtain the requisite regulatory approvals, establish an appropriate manufacturing facility, hire additional engineering and manufacturing personnel and expand its sales and marketing efforts. The Company estimates that the cost to complete development of the JETCRUZER 500 and obtain an amendment of its FAA Type Certificate will be approximately $8,000,000. This amount includes the cost of equipment and tooling (estimated at approximately $1,500,000), static and flight testing of the aircraft (estimated at approximately $2,500,000) and the employment of the necessary personnel to build and test the aircraft (estimated at approximately $4,000,000). The Company estimates that the cost of establishing an appropriate manufacturing facility will be approximately $7,000,000. The Company intends to use $1,100,000 of the proceeds from the its recent initial public offering
("IPO") for this purpose and to finance the remaining portion through mortgage financing and/or other similar means. The Company also intends to use approximately $900,000 of the proceeds of the Offering for sale and marketing of the aircraft.

     At such time, if ever, as the Company commences the commercial sale of its proposed aircraft, the Company will derive a substantial portion of its revenues from the sale of a relatively small number of aircraft. As a result, a small reduction in the number of aircraft shipped in a quarter could have a material adverse effect on the Company's financial position and results of operations for that quarter. The Company expects to receive progress payments during the construction of aircraft and final payments upon the delivery of aircraft. Therefore, construction or delivery delays near the end of a particular quarter, due to, for example, shipment reschedulings, delays in the delivery of component parts or unexpected manufacturing difficulties experienced by the Company, could cause the financial results of the quarter to fall significantly below the Company's expectations and could materially and adversely affect the Company's financial position and results of operations for the quarter.

     During the next 14 to 20 months, the Company intends to focus its efforts in the following areas:

     * To complete the development of the JETCRUZER 500, including, among other things, adding a larger engine, pressurization, environmental systems, de-icing capability and autopilot certification.

     * To obtain an amendment to its Type Certificate to include the JETCRUZER 500, including the manufacture of FAA conformed models of the JETCRUZER 500 and static and flight testing.

     * To establish an appropriate manufacturing facility capable of producing the JETCRUZER 500 on a commercial scale, including the establishment of a production line in such facility and the acquisition of production inventory and additional items of equipment, tooling and computer hardware and software systems.

     *    To  obtain  a  production   certificate  from  the  FAA  and  commence
          commercial production of the JETCRUZER 500.

     * To expand its sales and marketing staff and increase its marketing efforts with respect to the JETCRUZER 500.

     * To increase its engineering, manufacturing and administrative staff in anticipation of increased development and production activities.

     The Company believes that the net proceeds from its recent IPO will be sufficient to finance its plan of operations for at least the 14 to 20 months following the date of this report, based upon the current status of its business operations, its current plans and current economic and industry conditions. If the Company's estimates prove to be incorrect, however, then during such period the Company may have to seek additional sources of financing, reduce operating costs and/or curtail growth plans.

Results of Operations

     The following table sets forth, for the periods indicated, certain operating amounts and results.

                                                   Period from January 26, 1990
                                                   (inception) to December 31,
                      Years Ended December 31                 1996
                      -----------------------      ----------------------------
                      1995               1996
                     ------------------------

Income                $   27,000   $  133,000             $   880,000
Research and general
and administrative     1,453,000    1,927,000              22,426,000
expenses
Interest expense         262,000      652,000               1,840,000
Extraordinary Loss          --        942,000                 942,000
Net Loss               1,688,000    3,388,000              24,328,000

     The Company has not generated any revenues from operations. For the period from inception (January 26, 1990) through December 31, 1996 the Company incurred a net loss of $24,328,000, $1,688,000 and $3,388,000 of which was incurred during the years ended December 31, 1995 and December 31, 1996, respectively. These losses have resulted primarily from expenditures made in connection with the research and development of the Company's proposed aircraft and general and administrative activities. During 1996 the Company incurred an extraordinary loss of $942,000, resulting from the retirement of debt at the time of its IPO.

     Research and development expenses have consisted primarily of the costs of personnel, facilities and materials and equipment required to conduct the Company's development activities. Such expenses aggregated $13,636,000 from inception through December 31, 1996. Such expenses were incurred to develop the JETCRUZER 450, to obtain a Type Certificate with respect thereto, and to begin the design of the JETCRUZER 500, the JETCRUZER 650 and the STRATOCRUZER.
Research and development expenses will increase in 1997 as the Company accelerates the development of the JETCRUZER 500 and amends its Type Certificate with respect thereto.

     General and administrative expenses have consisted primarily of administrative salaries and benefits, rent, marketing expenses, insurance and other administrative costs. Such expenses aggregated $7,390,000 from inception through December 31, 1996, $1,453,000 and $1,927,000 of which were incurred in 1995 and 1996, respectively. General and administrative expenses have increased since 1995 primarily due to increased compensation expenses payable to the Company's executive officers who were engaged principally in capital raising and marketing activities. Such increases were partially offset by decreases in rent, insurance, employee payroll and other administrative costs occasioned by the Company's limited development activities during the period. General and administrative expenses are expected to increase substantially in 1997 due to the addition of personnel and other resources to support increased administrative, marketing, and development activities.

     Interest expense has consisted primarily of interest expended by the Company for bank and private financing. Interest expense aggregated $1,840,000 from inception through December 31, 1996, $262,000 and $652,000 of which were incurred in 1995 and 1996, respectively.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company has incurred net losses in each year since its inception and consequently has paid no federal or state income taxes.

     At December 31, 1996, the Company had a federal tax net operating loss carryforward of approximately $22,000,000 which, if unused, will expire in varying amounts in the years 2004 through 2010 and a state tax net operating loss carryforward of approximately $4,000,000 which, if unused, will expire in various amounts in the years 1997 through 2000.

     At December  31,  1996,  the Company  had  federal and state  research  and development ("R&D") credit carryforwards of approximately $1,356,000 and $542,000, respectively. The federal R&D credit carryforwards will expire in the years 2004 through 2009. The state R&D credit carryforwards can be carried forward indefinitely. See Note 4 of Notes to Financial Statements.

Liquidity and Capital Resources

     At December 31, 1996, the Company had working capital of $26,112,000 and stockholders' equity of $27,798,000. Since its inception in January 1990, the Company has experienced continuing negative cash flow from operations, which, prior to its IPO, resulted in the Company's inability to pay certain existing liabilities in a timely manner. The Company has financed its operations through private fundings of equity and debt and most recently, its IPO.

     Prior to mid-1994, the activities of the Company were financed primarily by
(i) equity contributions from Mr. Song Gen Yeh and members of his immediate family, who were at that time directors and principal stockholders of the Company, in the aggregate amount of $7,280,000 and (ii) loans in the aggregate amount of $10,728,000 from Mr. Yeh. The loans made by Mr. Yeh were repaid through the issuance of 598,011 shares of Class B Common Stock, 1,196,021 shares of Class E-1 Common Stock, and 1,196,021 shares of Class E-2 Common Stock of the Company in June 1996. Additionally, in October 1993, the Company received a loan of $60,000, bearing interest at a rate of 12%, from SIDA Corporation ("SIDA"), a corporation then affiliated with Dr. Carl Chen, the President and Chief Executive Officer and a Director of the Company; and, in February and July 1994, the Company received loans in an aggregate amount of $565,000, bearing interest at a rate of 12%, from four individuals who were at the time not affiliated with the Company. One of such persons, C.M. Cheng, became a Director of the Company in June 1996. These loans were repaid in September 1996 with the proceeds of the Bridge Financing described below.

     In the second half of 1994, the Company's expenditures decreased because capital constraints required a reduction of the Company's development activities. The Company's capital requirements during that period were satisfied primarily by a loan from General Bank in the principal amount of approximately $550,000, bearing interest at the prime rate plus 1 1/2%, which loan was guaranteed by the Small Business Administration, the California Export Finance Office and Dr. Chen and secured by substantially all of the Company's assets. The Company also received an additional $50,000 loan from SIDA.

     During 1995 and 1996, the Company's capital requirements were met by additional advances of $350,000 pursuant to the bank loan described above and loans by Dr. Chen, bearing interest at a rate of 12%, in the aggregate principal amount of $562,000. In June 1996, $336,000 of indebtedness owed by the Company to Dr. Chen was converted into 187,118 shares of Class B Common Stock, 374,236 shares of Class E-1 Common Stock, and 374,236 shares of Class E-2 Common Stock.

     In September 1996, the bank loan, in the aggregate principal amount of $900,000 plus $15,000 in accrued interest, $226,000 of the principal amount owed to Dr. Chen, together with interest thereon of $36,000, and the loan from SIDA, in the aggregate principal amount of $110,000 plus $31,000 in accrued interest, were repaid with the proceeds of the Bridge Financing described below.

     In August 1996, the Company completed the Bridge Financing of $7,000,000 principal amount of Bridge Notes and 3,500,000 Bridge Warrants (which were automatically converted to Class A Warrants upon completion of the IPO). The net proceeds of the Bridge Financing were approximately $6,195,000 after deducting commissions and a non-accountable expense allowance aggregating $805,000 paid to the placement agent and other expenses of the Bridge Financing. The net proceeds of the Bridge Financing were used to repay bank and other outstanding indebtedness, loans from officers and directors, accrued compensation and past due accounts payable and as working capital. The Company used a portion of the net proceeds of its IPO to repay the Bridge Notes. Additionally, in 1996, the Company recognized a extraordinary loss of approximately $942,000, representing the combined unamortized debt discount and issuance costs arising from the Bridge Financing, in the quarter in which the Bridge Notes were repaid.

     The Company expects its cash requirements to increase in the future due to higher expenses associated with product development, the scale-up of production (including capital investment in production equipment), implementation of a sales and marketing program, the hiring of personnel and other anticipated operating activities. The Company also expects to continue to incur losses until such time, if ever, as it obtains regulatory approval for the JETCRUZER 500 and related production processes and market acceptance for its proposed aircraft at selling prices and volumes which provide adequate gross profit to cover operating costs and generate positive cash flow. The Company's working capital requirements will depend upon numerous factors, including the level of resources devoted by the Company to the scale-up of manufacturing and the establishment of sales and marketing capabilities and the progress of the Company's research and development program for the JETCRUZER 500 and other proposed aircraft.

     The Company expects that the net proceeds of the IPO will enable it to meet its liquidity and capital requirements for the next 14 to 20 months, by which time the Company expects to have received a type certificate and a production certificate for the JETCRUZER 500 and commenced commercial production and sale of the JETCRUZER 500. During this period such proceeds will be used primarily for amendment of the Type Certificate, the purchase of equipment and tooling, the establishment of a manufacturing facility, and sales and marketing. The Company's capital requirements are subject to numerous contingencies associated with development stage companies. Specifically, in the event that the FAA determines that a new type certificate is required, or if delays are encountered in amending the current Type Certificate, the time and cost of obtaining such certification may be substantial, may render it impossible for the Company to complete such new or amended certification and may therefore have a material and adverse effect on the Company's operations. Further, following such 14 to 20 month period, if the Company has not completed the development of the JETCRUZER 500, received the required regulatory approvals and successfully commenced commercial sales of its aircraft, the Company may require additional funding to fully implement its proposed business plan. The Company has no commitments from any third parties for any future funding, and there can be no assurance that the Company will be able to obtain financing in the future from bank borrowings, debt or equity financings or other sources on terms acceptable to the Company or at all. In the event necessary financing were not obtained, the Company would be materially and adversely affected and might have to cease or substantially reduce operations.

     The Company had no material capital commitments at December 31, 1996. The Company intends to hire a number of additional employees and to establish a larger manufacturing facility, both of which will require substantial capital resources. The Company anticipates that it will hire approximately 25 employees over the next six months and 150 employees over the next 20 months, including engineers and manufacturing technicians necessary to produce its aircraft. Additionally, the Company plans to acquire, build and/or improve a larger manufacturing facility. The Company estimates that the total cost of such facility will be approximately $7,000,000 and has allocated approximately $1,100,000 to fund a portion of such cost. The Company anticipates funding the remaining portion of such cost through mortgage financing and/or other similar means. There can be no assurance, however, that such funding will be available on terms acceptable to the Company or at all. In the event the Company is unable to fund fully the costs of the facility from such sources, it may utilize a portion of the proceeds from the Offering allocated to working capital for such purpose or it may lease a facility until adequate funds become available.

Charge to Income in the Event of Conversion of Performance Shares

     In the event the Company attains certain earnings thresholds or the Company's Class A Common Stock meets certain minimum bid price levels, the Class E Common Stock will be converted into Class B Common Stock. In the event any such converted Class E Common Stock is held by officers, directors, employees or consultants, the maximum compensation expense recorded for financial reporting purposes will be an amount equal to the fair value of the shares converted at the time of such conversion which value cannot be predicted at this time. Therefore, in the event the Company attains such earnings thresholds or stock price levels, the Company will recognize a substantial charge to earnings during the period in which such conversion occurs, which would have the effect of increasing the Company's loss or reducing or eliminating its earnings, if any, at that time. In the event the Company does not attain these earnings thresholds or minimum bid price levels, and no conversion occurs, no compensation expense will be recorded for financial reporting purposes.

ITEM 7.    FINANCIAL STATEMENTS.


                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)

                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page
                                                                         Number

Report of Independent Accountants                                          18
Balance Sheet                                                              19
Statement of Operations                                                    20
Statement of Stockholders' Equity                                          21
Statement of Cash Flows                                                    23
Notes to Financial Statements                                              24

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Advanced Aerodynamics & Structures, Inc.
(A Development Stage Enterprise)

In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Advanced Aerodynamics & Structures, Inc. (a Development Stage Enterprise) at December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1996 and for the period from January 26, 1990 (inception) to December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Los Angeles, California
March 26,1997

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                                 Balance Sheet




                                                           December 31, 1996
                                                           -----------------

Assets
Current Assets:
   Cash and cash equivalents                                  $24,222,000
   Marketable securities                                        2,026,000
   Certificate of deposit                                          12,000
   Prepaid expenses and other current assets                      155,000
                                                              ------------
         Total current assets                                  26,415,000
Property and equipment, net (Note 3)                            1,686,000
                                                              ------------
         Total assets                                         $28,101,000
                                                              ------------

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                               145,000
   Accrued liabilities                                            158,000
                                                              ------------
         Total current liabilities                                303,000
                                                              ------------

Commitments and contingencies (Note 6)
Stockholders' equity (Notes 1, 7 and 8):
   Preferred stock, par value $.0001 per share;
       5,000,000 shares authorized; no shares
       issued and outstanding                                          --
   Class A Common Stock, par value $.0001 per share;
        60,000,000 shares authorized; 6,900,000
        shares issued and outstanding                               1,000
   Class B Common Stock, par value $.0001 per share;
       10,000,000 shares authorized; 2,000,000 shares
       issued and outstanding                                          --
   Class E-1 Common Stock, par value $.0001 per share;
       4,000,000 shares authorized; 4,000,000 shares
       issued and outstanding                                          --
   Class E-2 Common Stock, par value $.0001 per share;
       4,000,000 shares authorized; 4,000,000 shares
       issued and outstanding                                          --

   Warrants to purchase common stock:
       Public Warrants                                            473,000
       Class A Warrants                                        11,290,000
       Class B Warrants                                         4,632,000
   Additional paid-in capital (Note 5)                         35,730,000
   Deficit accumulated during the development stage           (24,328,000)
                                                              ------------
            Total stockholders' equity                         27,798,000
                                                              ------------
            Total liabilities and stockholders' equity        $28,101,000
                                                              ------------


                 See accompanying notes to financial statements.

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                            Statement of Operations




                                                                                      Period from
                                                                                   January 26, 1990
                                                                                    (inception) to
                                                    Year Ended December 31,           December 31,
                                                   ---------------------------     ------------------
                                                     1995           1996                 1996

Other income                                       $27,000        $23,000             $710,000
Interest income                                                   110,000              170,000
                                                   -------        --------            ---------
                                                    27,000        133,000              880,000
                                                   -------        --------            ---------
Costs and expenses:
   Research and development costs                                                   13,636,000
   Preoperating costs                                                                  282,000
   General and administrative expenses           1,453,000      1,927,000            7,390,000
   Loss on disposal of assets                                                          357,000
   Interest expense                                262,000        652,000            1,840,000
   In-process research and development acquired                                        761,000
                                                 ---------      ----------          -----------
                                                 1,715,000      2,579,000           24,266,000
                                                 ---------      ----------          -----------
Loss before extraordinary item                  (1,688,000)    (2,446,000)         (23,386,000)
Extraordinary loss on retirement of
   Bridge Notes                                                  (942,000)            (942,000)
                                                ----------      ----------         ------------
         Net loss                              ($1,688,000)    $3,388,000)        ($24,328,000)
                                                ----------      ----------         ------------

Loss per share before extraordinary item             $(.50)         $(.69)
Extraordinary loss per share on retirement
   of Bridge Notes                                      --           (.27)
                                                ----------      ----------
Net loss per share                                   $(.50)         $(.96)
                                                ----------      ----------
Weighted average number of shares outstanding    3,400,000      3,546,000
                                                ----------      ----------


                 See accompanying notes to financial statements.

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                       Statement of Stockholders' Equity


                                                                       Common Stock
                                          ---------------------------------------------------------------------
                        Preferred Stock       Class A          Class B          Class E-1         Class E-2
                        ---------------   ---------------   ---------------   ---------------   ---------------
                        Shares   Amount   Shares   Amount   Shares   Amount   Shares   Amount   Shares   Amount
                     ------------------------------------------------------------------------------------------

Common stock issued                                         418,094  $ --       836,189 $ --   836,189  $ --
Common stock issued in
 exchange for in-
 process research and
 development                                                201,494    --       402,988   --   402,988    --
Imputed interest on
 advances from
 stockholder (Note 5)
Net loss from inception
 to December 31, 1994
                     -----------------------------------------------------------------------------------------

Balance at December
 31, 1994                                                   619,588    --     1,239,177  --  1,239,177     --
Imputed interest on
 advances from
 stockholder (Note 5)
Net loss
                     -----------------------------------------------------------------------------------------

Balance at December
 31, 1995                                                   619,588    --     1,239,177  --  1,239,177     --

Conversion of
 stockholder advances
  (Note 5)                                                  598,011    --     1,196,021  --  1,196,021     --
Conversion of officer
 loans (Note 5)                                             187,118    --       374,236  --    374,236     --
Stock issued in
 consideration for
 services in 1994, 1995,
 and 1996 (Note 6)                                          595,283    --     1,190,566  --  1,190,566     --
Imputed interest on
 advances from
 stockholder (Note 5)
Net proceeds from initial
 public offering of
 Units (Note 8)                          6,000,000 $1,000
Net proceeds from
 exercise of over-
 allotment option
 (Note 8)                                  900,000     --
Warrants issued in
  connection with
  issuance of Bridge
  Notes (Note 8)
Net loss
                     ---------------------------------------------------------------------------------------

Balance at December
  31, 1996                 --     $ --   6,900,000 $1,000 2,000,000 $  --    4,000,000  $ -- 4,000,000  $ --
                     ---------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                  Statement of Stockholders' Equity (Continued)

                                                                                           Deficit
                                                                                         Accumulated
                                                                                          During the
                            Public       Class A        Class B          Additional      Development
                           Warrants      Warrants       Warrants       Paid-In Capital      Stage       Total
                           ---------------------------------------------------------------------------------------

Common stock issued                                                    $7,500,000                       $7,500,000
Common stock issued in
 exchange for in-
 process research and
 development                                                              361,000                          361,000
Imputed interest on
 advances from
 stockholder (Note 5)                                                     776,000                          776,000
Net loss from inception
 to December 31, 1994                                                                    $(19,252,000) (19,252,000)
                     ----------------------------------------------------------------------------------------------

Balance at December
 31, 1994                                                               8,637,000         (19,252,000) (10,615,000)
Imputed interest on
 advances from
 stockholder (Note 5)                                                      23,000                           23,000
Net loss                                                                                  ( 1,688,000) ( 1,688,000)
                     ----------------------------------------------------------------------------------------------

Balance at December
 31, 1995                                                               8,660,000         (20,940,000) (12,280,000)

Conversion of
 stockholder advances
  (Note 5)                                                             10,728,000                       10,728,000
Conversion of officer
 loans (Note 5)                                                           336,000                          336,000
Stock issued in
 consideration for
 services in 1994, 1995,
 and 1996 (Note 6)                                                      1,507,000                        1,507,000
Imputed interest on
 advances from
 stockholder (Note 5)                                                      11,000                           11,000
Net proceeds from initial
 public offering of
 Units (Note 8)                         $9,583,000     $4,166,000      12,566,000                       26,316,000
Net proceeds from
 exercise of over-
 allotment option
 (Note 8)                                1,707,000        466,000       1,922,000                        4,095,000
Warrants issued in
  connection with
  issuance of Bridge
  Notes (Note 8)          $473,000                                                                         473,000
Net loss                                                                                   ( 3,388,000)( 3,388,000)
                     ---------------------------------------------------------------------------------------------
Balance at December
  31, 1996                $473,000      $11,290,000    $4,632,000     $35,730,000         $(24,328,000)$27,798,000

                 See accompanying notes to financial statements.

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                             Statement of Cash Flows


                                                                                  Period from January 26,
                                                                                   1990 (inception) to
                                                       Year Ended December 31,         December 31,
                                                     --------------------------  --------------------
                                                        1995           1996                1996
                                                      -------------------------- --------------------

Cash flows from operating activities:
 Net loss                                            $(1,688,000)  $(3,388,000)       $(24,328,000)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                         325,000       327,000           1,814,000
   Extraordinary loss on retirement of Bridge Notes                    942,000             942,000
   Noncash stock compensation expense                    367,000       590,000           1,207,000
   Noncash interest expense                                            336,000             336,000
   Loss on disposal of assets                                                              357,000
   Cost of in-process research and development
     acquired                                                                              761,000
   Imputed interest on advances from stockholder          23,000        11,000             810,000
   Changes in assets and liabilities:
       Increase in prepaid expenses and other current
          assets                                                        (5,000)           (155,000)
       (Decrease) increase in accounts payable           (86,000)     (107,000)            145,000
       Increase (decrease) in accrued liabilities        403,000      (403,000)             58,000
       Increase (decrease) in interest payable           150,000      (235,000)
             Net cash used in operating activities      (506,000)   (1,932,000)        (18,053,000)
Cash flows from investing activities:
 Capital expenditures                                                   (6,000)         (3,847,000)
 Proceeds from insurance claims upon loss of aircraft                                       30,000
 Purchase of marketable securities                                  (2,026,000)         (2,026,000)
 Purchase of certificate of deposit                                     (2,000)            (12,000)
     Net cash used in investing activities                          (2,034,000)         (5,855,000)
Cash flows from financing activities:
 Advances from stockholder                                                              10,728,000
 Proceeds from issuance of common stock prior to
    initial public offering                                                              7,500,000
 Net proceeds from initial public offering and exercise
    of over-allotment option                                        30,411,000          30,411,000
 Net proceeds from bridge financing                                  6,195,000           6,195,000
 Repayment of bridge financing                                      (7,000,000)         (7,000,000)
 Repayment of obligation under capital leases            (4,000)       (19,000)            (40,000)
 Proceeds from (repayment of) bank notes                350,000       (900,000)                 --
 Net proceeds from loans from officer                   160,000        176,000             336,000
 Repayment of loans from SIDA Corporation                             (110,000)
 Repayment of other short-term loans                                  (565,000)
    Net cash provided by financing activities           506,000     28,188,000          48,130,000
Net increase in cash and cash equivalents                    --     24,222,000          24,222,000
Cash and cash equivalents at beginning of period             --             --                  --
Cash and cash equivalents at end of period                   --    $24,222,000         $24,222,000
Supplemental cash flow information:
   Cash paid for interest                                             $540,000            $694,000
Supplemental disclosure of noncash investing and
financing activities:
   Stockholder advances converted to common stock                  $10,728,000         $10,728,000
   Loans from officer converted to common stock                       $336,000            $336,000
   Common stock issued for noncash consideration
       and compensation                                             $1,507,000          $1,507,000
   Liabilities assumed from ASI                                                           $400,000
   Common stock issued for in-process research
        and development acquired                                                          $361,000
   Equipment acquired under capital leases                                                 $40,000
   Deposit surrendered as payment for rents due         $80,000                            $80,000

                 See accompanying notes to financial statements.

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements



1.   The Company

     Advanced Aerodynamics & Structures, Inc. (the "Company" or "AASI") was incorporated in California on January 26, 1990. The Company is in the development stage of designing a multi-purpose light aircraft. The present design of the aircraft is based on Pratt & Whitney-designed engines; the Company's ability to manufacture aircraft to its present design is dependent on its having access to such engines.

     Upon formation of AASI, an aircraft prototype and related proprietary technology were contributed by Aerodynamics and Structures, Inc. ("ASI") in exchange for 2,500,764 AASI common shares with a fair value of $250,000. In connection with this exchange, the Company also assumed ASI's liabilities of approximately $400,000. Three other individuals contributed technical information in exchange for 1,113,740 AASI common shares with a fair value of $111,000. Such technology and prototype acquired were immediately expensed as in- process research and development. Finally, certain investors contributed $7,500,000 in cash in exchange for 7,500,000 shares of convertible preferred stock of AASI. ASI was subsequently liquidated and its sole asset, investment in AASI common shares, was distributed to ASI's stockholders. Upon reincorporation of the Company, the Company's aforementioned common and preferred shares were converted into approximately 619,588, 1,239,177 and 1,239,177 shares, respectively, of Class B, Class E-1 and Class E-2 Common Stock as part of the July 1996 recapitalization described below.

     In July 1996, the Company reincorporated by merging with a newly formed corporation in Delaware (the "reincorporation"). In connection with the reincorporation, the Company: (i) increased the authorized capital of the Company to 63,000,000 shares of $.0001 par value common stock, of which 45,000,000 were designated Class A Common Stock, 10,000,000 were designated Class B Common Stock, 4,000,000 were designated Class E-1 Common Stock and 4,000,000 were designated Class E-2 Common Stock (Note 7); and (ii) authorized 5,000,000 shares of $.0001 par value preferred stock. Each issued and outstanding share of common and preferred stock at the time of the reincorporation was exchanged into approximately .0557 share of Class B common stock, approximately .1115 share of Class E-1 common stock and approximately .1115 share of Class E-2 common stock (the "recapitalization"). All share and per share data have been retroactively restated to reflect the recapitalization.

     In November 1996, the Company increased the number of authorized shares of Class A Common Stock to 60,000,000.

     The Company is a development stage enterprise. On December 3, 1996 the Company successfully completed an initial public offering (Note 8) to finance the continued development, manufacture and marketing of its product to achieve commercial viability. The net proceeds of the offering were and will be used to amend its Federal Aviation Administration ("FAA") Type Certificate for technical revisions to its product, to obtain a FAA Production Certificate for its product, to repay borrowings under a bridge loan (Note 8), to expand the Company's sales and marketing efforts, to establish a new manufacturing facility, and to acquire production materials and additional tooling and equipment.

2.   Summary of significant accounting policies

     Research and development costs

     All costs incurred in the design, testing, and certification of aircraft being developed by the Company (including cost of in-process research and development acquired) are expensed as incurred.

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements




     Preoperating costs

     Preoperating costs are expensed as incurred.

     Cash equivalents

     Cash equivalents represent short-term, highly liquid instruments that have original maturities of three months or less and are readily convertible to cash. Such investments consist primarily of a money market account and U.S. Treasury Bills. The cost of such investments approximates fair value at December 31, 1996.

     Marketable securities and other financial instruments

     Company's investment in marketable securities is classified as "available-for-sale" and is reported at fair market value. Any unrealized holding gains or losses are reported as a separate component of stockholders' equity. The Company's investment strategies consider safety of principal, availability of funds and maximum return on investment. The Company's marketable securities portfolio at December 31, 1996 consists of investments in U.S. Treasury Bills. The carrying value of these marketable securities approximates fair value at December 31, 1996.

     The Company's other financial instruments consist primarily of cash and cash equivalents, a certificate of deposit, accounts payable and accrued liabilities. The carrying value of these financial instruments approximates fair value due to their short-term nature.

     Property and equipment

     Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of five to ten years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease.

     Income taxes

     Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all or some portion of such deferred tax assets will not be realized.

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Net loss per share

     The Company's net loss per share was computed based on the weighted average number of shares of common stock outstanding during the years ended December 31, 1995 and 1996 and excludes all outstanding shares of Class E-1

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements




     and Class E-2 Common Stock because the conditions for the lapse of restrictions on such shares have not been satisfied (Note 7).

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, certain common stock equivalents issued by the Company from July 1, 1995 through September 30, 1996 have been included as outstanding in net loss per share computations. Common stock equivalents were not included in the net loss per share computation subsequent to September 30, 1996 as their effect on net loss per share is antidilutive.

3.   Property and equipment

     Property and equipment consist of the following:


                                                        December 31, 1996
                                                        -----------------
         Office furniture and equipment                      $129,000
         Machinery and equipment                            3,063,000
                                                        -----------------
                                                            3,192,000
         Accumulated depreciation and amortization         (1,506,000)
                                                        -----------------
                                                           $1,686,000
                                                        -----------------


     Effective January 1, 1996, the Company adopted Statement on Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of'". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, SFAS No. 121 requires that certain long-lived assets be reported at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 121 did not have a material impact on the Company's financial position, results of operations or liquidity.

4.   Income taxes

     The temporary differences and carryforwards which give rise to the Company's net deferred tax assets at December 31, 1996 of $9,467,000 were subject to a full valuation allowance because their realization is not likely. The primary components of the temporary differences consist of net operating loss and research and development credit carryforwards.

     At December 31, 1996, the Company had Federal tax net operating loss ("NOL") carryforwards of approximately $22 million which will, if unused, expire in varying amounts in the years 2004 through 2010. The Company also had California franchise tax NOL carryforwards of approximately $4 million which will, if unused, expire in various amounts in the years 1997 through 2000.

     At December 31, 1996, the Company had Federal and California research and development ("R&D") credit carryforwards of approximately $1,356,000 and $542,000, respectively. The Federal R&D credit carryforwards will expire in the years 2004 through 2009. The California R&D credit carryforwards can be carried forward indefinitely.

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements



     Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation if a change in the Company's ownership should occur as defined by Section 382 and Section 383 of the Internal Revenue Code.

     As a result of the Company's operating losses, no income tax provision has been recorded.

5.   Debt and related party transactions

     In 1993 and 1994, the Company obtained loans from SIDA Corporation (Note 6) in the aggregate principal amount of $110,000, bearing interest at 12% per annum. These loans, together with accrued interest of $31,000, were repaid from the proceeds of the Bridge Notes (Note 8).

     In 1994, the Company received loans in the aggregate principal amount of $565,000, bearing interest at 12% per annum, from four individuals who were at the time not affiliated with the Company. One such individual became a director of the Company in June 1996. These loans, together with accrued interest of $161,000, were repaid with the proceeds of the Bridge Notes (Note 8).

     In 1994 and 1995, the Company obtained loans from a bank in the aggregate principal amount of $900,000, bearing interest of prime rate plus 1.5%. These loans, together with accrued interest of $15,000, were repaid with the proceeds of the Bridge Notes (Note 8).

     In 1995 and through August 1996, an officer of the Company made loans to the Company in the aggregate principal amount of $562,000 bearing interest at 12% per annum. In May 1996, $336,000 of such loans were converted into 187,118 shares of Class B Common Stock and 374,236 shares each of Class E-1 and Class E-2 Common Stock. The remaining $226,000 principal amount of these loans, together with accrued interest of $36,000, was repaid with the proceeds of the Bridge Notes (Note 8).

     On December 23, 1993, the Company entered into an agreement with a stockholder to convert the advances from such stockholder aggregating $10,478,000 at that date into 584,074 shares of Class B Common Stock, and 1,168,148 shares each of Class E-1 and Class E-2 Common Stock. The Company issued these shares in June 1996. Interest expense was not recorded on these advances subsequent to December 23, 1993 due to the intent to convert the advances into stockholders' equity. In 1994, the stockholder provided additional advances aggregating $250,000, which were converted into 13,937 shares of Class B Common Stock and 27,873 shares each of Class E- 1 and Class E-2 Common Stock in June 1996. Based on prevailing market rates, imputed interest of $11,000 in 1996, $23,000 in 1995 and $810,000 for the
     period from January 26, 1990 (inception) to December 31, 1996 on the advances was charged to expense and credited to additional paid-in capital.

6.   Commitments, contingencies and employment agreements

     In January 1990, the Company entered into a five-year management services agreement (the "1990 Agreement") with SIDA Corporation, the stockholders of which were also minority stockholders of the Company. During the period from January 26, 1990 (inception) to December 31, 1996, the Company incurred $700,000 of service fees (including $12,000 in 1995) pursuant to this agreement. Unpaid service fees of $259,000, together with accrued interest of $64,000, were repaid from the proceeds of the Bridge Notes (Note 8).

     In January 1995, the 1990 Agreement expired and was replaced by a new management services agreement (the "1995 Agreement") entered into with the Company's President on December 29, 1994 for an original term of ten years.

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements




     The 1995 Agreement provided for an annual base compensation of $350,000 to be paid to the Company's President, a $250,000 signing incentive payable in shares of common stock and additional common stock to be earned for services performed. Base compensation of $300,000 and the signing incentive of $250,000 were subsequently converted to shares of Class B, Class E-1 and Class E-2 Common Stock as discussed below.

     In May 1996, the 1995 Agreement was terminated and renegotiated (see below). The following shares of Class B, Class E-1 and Class E-2 Common Stock were issued to the Company's President pursuant to the terms of the 1995 Agreement and in consideration of the termination thereof:


                                              Class B   Class E-1   Class E-2
                                           -------------------------------------

Consideration for termination
   of the 1995 Agreement                      237,076    474,152     474,152
Partial settlement of $300,000 of accrued
   1995 base compensation                      16,724     33,448      33,448
Signing incentive provided per the
   1995 Agreement                             139,365    278,730     278,730
Shares earned for services performed
   per the 1995 Agreement                     184,658    369,317     369,317

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements



     Stock compensation cost of $367,000 and $559,000 in 1995 and 1996, respectively, was charged to expense based on the fair value of the stock awarded by reference to an independent appraisal.

     In May 1996, the Company entered into an employment agreement with the Company's President, which replaced the terminated 1995 Agreement. This employment agreement extends to April 30, 2004 and provides for an annual salary of $200,000. If the employment agreement is terminated by the Company without cause, the President may be entitled to receive up to eighteen months' salary as severance payment.

     Also in May 1996, an officer of the Company was awarded 17,460 shares of Class B Common Stock and 34,919 shares each of Class E-1 and Class E-2 Common Stock for services rendered. Compensation cost of $31,000 was charged to expense in 1996 based on the fair value of the stock awarded by reference to an independent appraisal.

     The Company leases its office and warehouse facility for $15,000 per month with a lease term expiring on December 31, 1997.

     In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. The Company is not currently a party to any material lawsuits.

7.   Stockholders' equity

     Common stock

     The rights and privileges of holders of Class A, Class B, Class E-1 and Class E-2 Common Stock are substantially the same on a share-for-share basis, except that: (i) the holder of each outstanding share of Class A Common Stock is entitled to one vote and the holder of each outstanding share of Class B, Class E-1 and Class E-2 Common Stock is entitled to five votes; and (ii) Class B Common Stock cannot be transferred or sold for thirteen months following the effective date of the initial public offering, after which time the Class B Common Stock may be converted at any time at the option of the holder into one share of Class A Common Stock.

     Class E-1 and E-2 Common Stock

     All shares of Class E-1 and Class E-2 Common Stock ("Performance Shares") are not transferable or assignable and may be converted into shares of Class B Common Stock in the event income before provision for income taxes, exclusive of any extraordinary earnings or losses, reaches certain targets over the next seven years, or if the market price of the Class A Common Stock reaches specified levels over the next three years. With respect to targeted earnings, Class E-1 Common Stock shares may be converted if pretax income exceeds $17.5 million in 1998, $22.5 million in 1999, $28.5 million in 2000, $36.0 million in 2001, $45.0 million in 2002 and $56.0 million in 2003. Class E-2 Common Stock shares may be converted if pretax income exceeds $21.875 million in 1998, $28.125 million in 1999, $35.625 million in 2000, $45.0 million in 2001, $56.25 million in 2002 or $69.5 million in 2003. With respect to market price levels, the Class E-1 Common Stock shares may be converted if, commencing on December 3, 1996 and ending 18 months thereafter, the bid price of the Company's Class A Common Stock averages in excess of $14.00 per share for 30 consecutive business days, or commencing 18 months after December 3, 1996 and ending 36 months thereafter, the bid price averages $18.50 per share for 30 consecutive business days. Class E-2 Common Stock shares may be converted if commencing at December 3, 1996 and ending 18 months thereafter, the bid price of the Company's Class A Common Stock averages in excess of $18.00 per share for 30 consecutive business days or commencing 18 months after December 3, 1996 and ending 36 months thereafter, the bid price averages in excess of $23.00 for 30 consecutive business days.

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements




     All Performance Shares that have not been converted by March 31, 2004 may be redeemed by the Company for $.01 per share. For accounting purposes, the Performance Shares are treated in a manner similar to a variable stock option award. As a consequence, a compensation charge will be recorded in an amount equal to the then fair value of any Performance Shares that are ultimately converted into Class B Common Stock.

     Stock option plan

     In July 1996, the Company's Board of Directors approved the Stock Option Plan (the "Plan"). The Plan provides for the grant of incentive and non-qualified stock options to certain employees, officers, directors, consultants, and agents of the Company. Under the Plan, the Company may grant options with respect to 500,000 shares of the Class A Common Stock. The options are to be granted at not less than fair market value, vest in equal annual installments over five years and may be exercised for a period of one to ten years as determined by the Board of Directors. In September 1996, options to purchase 110,000 shares of Class A Common Stock were granted at an exercise price of $5 per share.

     Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plan and does not recognize compensation expense for its stock-based compensation plan based on the fair market value method prescribed by SFAS No. 123. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this Plan consistent with the methodology prescribed by SFAS No. 123, the pro forma impact on the Company's 1996 net loss and loss per share would not be material.

     The weighted average fair value of options granted during 1996 for which the exercise price equals the market price on the grant date was $.73, based on the Black-Scholes option-pricing model. The weighted average exercise price is $5.00. No shares were exercisable at December 31, 1996. The weighted average remaining contractual life of options outstanding is
     9.67 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements



     At December 31, 1996, options to purchase 390,000 shares of Class A Common Stock were available for future grants and 110,000 shares of Class A Common Stock were reserved for the exercise of options. Transactions under the Plan during the year ended December 31, 1996 are summarized as follows:


                                                              Weighted Average
                                               Shares          Exercise Price
                                        ---------------------------------------
Outstanding at December 31, 1995                   --                     --
Granted                                       110,000                  $5.00
Exercised                                          --                     --
Canceled                                           --                     --
                                        ----------------------------------------
Outstanding at December 31, 1996              110,000                  $5.00
                                        ----------------------------------------

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements



     On March 4, 1997, options to purchase 310,000 shares of Class A Common Stock were granted by the Company's Board of Directors to certain employees, officers, consultants, and agents of the Company. The grant is subject to obtaining the approval of the underwriter of the initial public offering (Note 8) in accordance with the Underwriting Agreement.

8.   Initial public offering

     On December 3, 1996, the Company completed an initial public offering of 6,000,000 units (the "Units) at an initial public offering price of $5 per Unit. Each Unit is composed of one share of the Company's Class A Common Stock, one Class A Warrant and one Class B Warrant. The Company realized net proceeds of $26,316,000 from this offering. Upon exercise, the Class A Warrants entitle the holder to purchase one share of Class A Common Stock and one Class B Warrant. Each Class B Warrant entities the holder to purchase one share of Class A Common Stock. Class A Warrants and Class B Warrants may be exercised at an exercise price of $6.50 and $8.75, respectively, at anytime until December 3, 2001. Commencing one year from December 3, 1996, Class A Warrants are subject to redemption by the Company, upon 30 days written notice, at a price of $.05 per Warrant, if the average closing bid price of the Class A Common Stock for any 30 consecutive trading days ending within 15 days of the date on which the notice of redemption is given shall have exceeded $12.00 per share. Class B Warrants are subject to redemption by the Company commencing one year from December 3, 1996, upon 30 days written notice, at a price of $.05 per Warrant, if the average closing bid price of the Class A Common Stock for any 30 consecutive trading days ending within 15 days of the date on which the notice of redemption is given shall have exceeded $15.00 per share. For purposes of these financial statements, the Class A and Class B Warrants have been valued at their relative closing prices on the first day they were traded.

     On December 23, 1996, the underwriter in the initial public offering exercised its over-allotment option to purchase 900,000 additional Units at the initial public offering price of $5 per Unit. resulting in net proceeds of $4,095,000 to the Company.

     On August 30, 1996, the Company completed a private placement of an aggregate of $7,000,000 principal amount of notes payable (the "Bridge Notes") bearing interest at the rate of 10% per annum and 3,500,000 warrants (the "Bridge Warrants") in which it received net proceeds of approximately $6,195,000 (after expenses of issuance). The Bridge Notes were fully repaid upon the closing of the initial public offering and the Company recognized an extraordinary loss on extinguishment of debt of $942,000.

     Each Bridge Warrant was converted on the closing date of the public offering into one Class A Warrant ("Public Warrant") which is identical in all respects to the Class A Warrant sold in the public offering, except that purchasers of the Bridge Notes acquiring the Bridge Warrants have agreed: (i) not to exercise the Public Warrants for a period of one year from December 3, 1996; and (ii) not to sell publicly the Public Warrants except as provided in certain lock-up provisions which expire between 90 and 270 days after December 3, 1996. The fair value of the Bridge Warrants ($473,000), together with the cost of issuance (approximately $805,000), has been treated as additional interest expense over the term of the Bridge Notes.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information regarding directors and executive officers of the Company will appear in the Proxy Statement of the Annual Meeting of Stockholders and is incorporated herein by this reference. The Proxy Statement will be filed with the SEC within 120 days following December 31, 1996.

ITEM 10.    EXECUTIVE COMPENSATION

     Information regarding executive compensation will appear in the Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will appear in the Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:


Exhibit No.                        Description
-------------------------------------------------------------------------------

*3.1              Certificate of Incorporation
 3.2              Bylaws
*3.3              Amendment to Certificate of Incorporation
*4.1              Specimen Certificate of Class A Common Stock
*4.2              Warrant Agreement (including form of Class A and Class B
                     Warrant Certificates
*4.3              Form of Underwriter's Unit Purchase Option
*10.1             Form of Indemnification Agreement
10.2              Amended 1996 Stock Option Plan
*10.3             Employment Agreement dated as of May 1, 1996 between the
                     Company and Dr.  Carl L. Chen
*10.4             Agreement of Merger dated July 16, 1996 between Advanced
                     Aerodynamics and Structures, Inc., California corporation, and Advanced Aerodynamics & Structures, Inc., a
                     Delaware corporation
10.5              Lease dated December 19, 1996 between Olen Properties Corp., a
                  Florida corporation, and the Company
11.1              Statement re: Computation of Per Share Earnings
27                Financial Data Schedule

     * Incorporated by reference to the Company's Registration Statement on Form SB-2 (333-12273) declared effective by the Securities and Exchange Commission on December 3, 1996.

     Reports on Form 8-K:

     During the quarter ended December 31, 1996, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1997                     ADVANCED AERODYNAMICS &
                                           STRUCTURES, INC.

                                           By:/s/ Carl L. Chen
                                              ---------------------------------
                                              Carl L. Chen, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                                 Date


/s/ Carl L. Chen                President, Chief Executive       March 31, 1997
Carl L. Chen                    Officer, and Chairman of
                                the Board

/s/ Gene Comfort                Executive Vice President,        March 31, 1997
Gene Comfort                    Secretary and Director

/s/ Dave Turner                 Vice President - Finance         March 31, 1997
Dave Turner                     and Chief Financial Officer

/s/ C.M. Cheng                  Director                         March 31, 1997
C.M. Cheng

/s/ Steve Gorlin                Director                         March 31, 1997
Steve Gorlin

/s/ Jim Lovell                  Director                         March 31, 1997
Jim Lovell