Form 10QSB
period 1997-03-31
ADVANCED AERODYNAMICS & STRUCTURES INC/
filed 1997-05-14
CIK 1019825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

  Mark One

   [x]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

   [ ]            TRANSITION REPORT UNDER SECTION 13 OF 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the transition period
                            from ____ to _____

                        Commission file Number 000-21749


                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
             (Exact name of small business issuer as specified in its charter)



          Delaware                                         95-4257380
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


                           3501 Lakewood Boulevard
                        Long Beach, California 90808
                  (Address of principal executive offices)



                                (562) 938-8618
                          (Issuer's telephone number)





     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                    YES [X]          NO [  ]

     As of May 12, 1997, the issuer had outstanding 6,900,000 shares of Class A Common Stock, 2,000,000 shares of Class B Common Stock, 4,000,000 shares of Class E-1 Common Stock and 4,000,000 shares of Class E-2 Common Stock.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)

                                  Balance Sheet
                                  (unaudited)

                                                                March 31, 1997
                                                                ---------------
Assets
Current Assets:
   Cash and cash equivalents                                       $24,048,000
   Marketable securities                                               501,000
   Certificate of deposit                                            1,012,000
   Prepaid expenses and other current assets                           160,000
                                                                 ---------------
         Total current assets                                       25,721,000
Property and equipment, net                                          1,867,000
                                                                 ---------------
         Total assets                                              $27,588,000
                                                                 ---------------






                 See accompanying notes to financial statements.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


                                  Balance Sheet
                                  (unaudited)

                                                             March 31, 1997
                                                             --------------
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                               $76,000
   Accrued liabilities                                            223,000
                                                             ---------------
         Total current liabilities                                299,000

   Advance deposit                                                 10,000
                                                             ---------------
         Total liabilities                                        309,000
                                                             ---------------

Commitments and contingencies
Stockholders' equity:
   Preferred stock, par value $.0001 per share;
      5,000,000 shares authorized; no shares
      issued and outstanding
   Class A Common Stock, par value $.0001 per share;
      60,000,000 shares authorized; 6,900,000 shares
      issued and outstanding                                        1,000
   Class B Common Stock, par value $.0001 per share;
      10,000,000 shares authorized; 2,000,000 shares
      issued and outstanding
   Class E-1 Common Stock, par value $.0001 per share;
      4,000,000 shares authorized; 4,000,000 shares
      issued and outstanding
   Class E-2 Common Stock, par value $.0001 per share;
      4,000,000 shares authorized, 4,000,000 shares
      issued and outstanding

   Warrants to purchase common stock:
      Public Warrants                                             473,000
      Class A Warrants                                         11,290,000
      Class B Warrants                                          4,632,000
   Additional paid-in capital                                  35,730,000
   Deficit accumulated during the development stage           (24,847,000)
                                                              -------------

         Total stockholders' equity                            27,279,000
                                                              -------------

         Total liabilities and stockholders' equity           $27,588,000
                                                              -------------





                See accompanying notes to financial statements.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


                             Statement of Operations
                                  (unaudited)



                                                                              Period from
                                                     Three Months Ended    January 26, 1990
                                                          March 31,         (inception) to
                                                     -------------------        March 31,
                                                      1996         1997           1997
                                                     -------------------   -----------------
Other income                                         $          $  1,000        $711,000
Interest income                                                  289,000         459,000
                                                     -------------------   -----------------

                                                                 290,000       1,170,000

Costs and expenses:
   Research and development costs                                326,000      13,962,000
   Preoperating costs                                                            282,000
   General and administrative expenses               268,000     481,000       7,871,000
   Loss on disposal of assets                                      2,000         359,000
   Interest expense                                   73,000                   1,840,000
   In-process research and development acquired                                  761,000
                                                     -------------------   -----------------

                                                     341,000     809,000      25,075,000
                                                     -------------------   -----------------

Loss before extraordinary item                      (341,000)   (519,000)    (23,905,000)
Extraordinary loss on retirement of Bridge Notes                                (942,000)
                                                     -------------------   -----------------

         Net loss                                  ($341,000)   $519,000)   ($24,847,000)
                                                     -------------------   -----------------

Net loss per share                                     ($.10)      ($.06)
                                                     -------------------

Weighted average number of shares outstanding      3,400,000   8,900,000
                                                     -------------------







                     See accompanying notes to financial statements.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


                             Statement of Cash Flows
                                  (unaudited)


                                                                                       Period from
                                                                                       January 26,
                                                             Three Months Ended      1990 (inception)
                                                                   March 31,           to March 31,
                                                             1996           1997           1997
                                                          ------------------------   ----------------
Cash flows from operating activities:
   Net loss                                               $(341,000)    $(519,000)     $(24,847,000)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                          82,000        79,000         1,893,000
      Extraordinary loss on retirement of Bridge Notes                                      942,000
      Noncash stock compensation expense                                                  1,207,000
      Noncash interest expense                                                              336,000
      Loss on disposal of assets                                            2,000           359,000
      Cost of in-process research and development
         acquired                                                                           761,000
      Imputed interest on advances from stockholder           5,000                         810,000
      Changes in assets and liabilities:
          Increase in prepaid expenses and other current
              assets                                                       (5,000)         (160,000)
          Increase (decrease) in accounts payable            12,000       (69,000)           76,000
          Increase in accrued liabilities                    91,000        65,000           123,000
          Increase in interest payable                       29,000
          Increase in advance deposit                                      10,000            10,000
                                                         ---------------------------   ---------------

         Net cash used in operating activities             (122,000)     (437,000)      (18,490,000)
                                                         ---------------------------   ---------------

Cash flows from investing activities:
   Capital expenditures                                                  (265,000)      (4,112,000)
   Proceeds from disposal of assets                                         3,000            3,000
   Proceeds from insurance claims upon loss of aircraft                                     30,000
   Proceeds from sale of marketable securities                          1,525,000        1,525,000
   Purchase of marketable securities                                                    (2,026,000)
   Purchase of certificate of deposit                                  (1,000,000)      (1,012,000)
                                                         -------------------------   ---------------
         Net cash proceeds provided by (used in)
         investing activities                                             263,000       (5,592,000)
                                                         -------------------------   ---------------
Cash flows from financing activities:
   Advances from stockholder                                                            10,728,000
   Proceeds from issuance of common stock prior to
      initial public offering                                                            7,500,000
   Net proceeds from initial public offering and exercise
      of over-allotment option                                                          30,411,000
   Net proceeds from bridge financing                                                    6,195,000
   Repayment of bridge financing                                                        (7,000,000)
   Repayment of obligation under capital leases               (3,000)                      (40,000)
   Net proceeds from loans from officer                      125,000                       336,000
                                                         -------------------------   ---------------
         Net cash provided by financing activities           122,000                    48,130,000
                                                         -------------------------   ---------------

                  See accompanying notes to financial statements.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


                                                                                       Period from
                                                                                        January 26,
                                                             Three Months Ended      1990 (inception)
                                                                   March 31,           to March 31,
                                                             1996           1997           1997
                                                          ------------------------   ----------------
Net (decrease) increase in cash and cash equivalents              --     (174,000)      24,048,000
Cash and cash equivalents at beginning of period                  --   24,222,000               --
                                                         -------------------------   ---------------
Cash and cash equivalents at end of period                 $      --  $24,048,000      $24,048,000
                                                         -------------------------   ---------------
Supplemental cash flow information:
   Cash paid for interest                                                                 $694,000
                                                                                      --------------

Supplemental disclosure of noncash investing and
 financing activities:
   Stockholder advances converted to common stock                                      $10,728,000
                                                                                      --------------

   Loans from officers converted to common stock                                          $336,000
                                                                                      --------------

   Common stock issued for noncash consideration
       and compensation                                                                 $1,507,000
                                                                                      --------------

   Liabilities assumed from ASI                                                           $400,000
                                                                                      --------------

   Common stock issued for in-process research and
       development acquired                                                               $361,000
                                                                                      --------------

   Equipment acquired under capital leases                                                 $40,000
                                                                                      ---------------

   Deposit surrendered as payment for rents due                                            $80,000
                                                                                      ---------------



                     See accompanying notes to financial statements.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


                          Notes to Financial Statements


1.   General

     In the opinion of the Company's management, the accompanying unaudited financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for any other interim period or the full year.

     The financial information in this quarterly report should be read in conjunction with the audited December 31, 1996 financial statements and notes thereto included in the Company's annual report filed on Form 10-KSB.

     The Company is a development stage enterprise. On December 3, 1996, the Company successfully completed an initial public offering to finance the continued development, manufacture and marketing of its product to achieve commercial viability. The net proceeds of the offering were and will be used to amend its Federal Aviation Administration ("FAA") Type Certificate for technical revisions to its product, to obtain a FAA Production Certificate for its product, to repay borrowings under a bridge loan, to expand the Company's sales and marketing efforts, to establish a new manufacturing facility, and to acquire production materials and additional tooling and equipment.

2.   Net Loss Per Share

     The Company's net loss per share was computed based on the weighted average number of shares of common stock outstanding during the three months ended March 31, 1996 and 1997 and excludes all outstanding shares of Class E-1 and Class E-2 Common Stock because the conditions for the lapse of restrictions on such shares have not been satisfied.

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, certain common stock equivalents issued by the Company have been included as outstanding in net loss per share computations for the quarter ended March 31, 1996. Common stock equivalents were not included in the net loss per share computation for the quarter ended March 31, 1997 as their effect on net loss per share is antidilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings per Share." It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 will become effective for the Company for the year ending December 31, 1997. The impact of the adoption of SFAS No. 128 on the Company's financial statements is not expected to be material.

3.   Stock Option Plan

     On March 4, 1997, options to purchase 210,000 shares of Class A Common Stock were granted at an exercise price of $5 per share, by the Company's Board of Directors to certain employees, officers, consultants and agents of the Company.

Item 2.   Plan of Operations


     Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, the Company's ability to obtain market acceptance of its aircraft, the Company's ability to obtain regulatory approval for its aircraft, and the competitive market for sales of small business aircraft and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those set forth in the forward looking statements, which statements involve risks and uncertainties, including without limitation those risks and uncertainties set forth in the Company's Registration Statement on Form SB-2 (No. 333-12273) under the heading "Risk Factors."

     Prior to commencing commercial sales of the JETCRUZER 500, the Company will need to, among other things, complete the development of the aircraft, obtain the requisite regulatory approvals, establish an appropriate manufacturing facility, hire additional engineering and manufacturing personnel and expand its sales and marketing efforts. The Company estimates that the cost to complete development of the JETCRUZER 500 and obtain an amendment of its FAA Type Certificate will be approximately $8,000,000. This amount includes the cost of equipment and tooling (estimated at approximately $1,500,000), static and flight testing of the aircraft (estimated at approximately $2,500,000) and the employment of the necessary personnel to build and test the aircraft (estimated at approximately $4,000,000). The Company estimates that the cost of establishing an appropriate manufacturing facility will be approximately $7,000,000. The Company intends to use $1,100,000 of the proceeds from its recent initial public offering ("IPO") for this purpose and to finance the remaining portion through Industrial Development Bonds, mortgage financing and/or other similar means. The Company also intends to use approximately $900,000 of the proceeds of the IPO for sale and marketing of the aircraft.

     The Company expects to receive progress payments during the construction of aircraft and final payments upon the delivery of aircraft. However, the Company believes it will continue to experience losses until such time as it commences the sale of aircraft on a commercial scale.

     During the next 12 to 18 months, the Company intends to focus its efforts in the following areas:

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

     The Company believes that the net proceeds from its recent IPO will be sufficient to finance its plan of operations for at least the 12 to 18 months following the date of this report, based upon the current status of its business operations, its current plans and current economic and industry conditions. If the Company's estimates prove to be incorrect, however, then during such period the Company may have to seek additional sources of financing, reduce operating costs and/or curtail growth plans.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports of Form 8-K

     (a)  Exhibits:

          Exhibit No.  Description                                      Page No.
          -----------  -----------------------------------------------  --------

            *3.1       Certificate of Incorporation...................
           **3.2       Bylaws.........................................
            *3.3       Amendment to Certificate of Incorporation......
            *4.1       Specimen Certificate of Class A Common Stock...
            *4.2       Warrant Agreement (including form of Class A
                         and Class B Warrant Certificates.............
            *4.3       Form of Underwriter's Unit Purchase Option.....
           *10.1       Form of Indemnification Agreement..............
          **10.2       Amended 1996 Stock Option Plan.................
           *10.3       Employment Agreement dated as of May 1, 1996
                         between the Company and Dr. Carl L. Chen.....
           *10.4       Agreement of Merger dated July 16, 1996 between
                         Advanced Aerodynamics and Structures, Inc.,
                         California corporation, and Advanced
                         Aerodynamics & Structures, Inc., a
                         Delaware corporation.........................
          **10.5       Lease dated December 19, 1996 between Olen
                         Properties Corp., a Florida corporation,
                         and the Company...............................
            11.1       Statement re: Computation of Per Share Earnings.
              27       Financial Data Schedule.........................

     * Incorporated by reference to the Company's Registration Statement on Form SB-2 (333-12273) declared effective by the Securities and Exchange Commission on December 3, 1996.

     ** Incorporated by reference to the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1997.

     Reports on Form 8-K:

     During the quarter ended March 31, 1997, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 14, 1997                    ADVANCED AERODYNAMICS &
                                        STRUCTURES, INC.

                                        /s/ Carl L. Chen
                                        ---------------------------------------
                                            Carl L. Chen, President


                                        /s/ Dave Turner
                                        ----------------------------------------
                                            Dave Turner, Chief Financial Officer