Form 10QSB
period 1997-06-30
ADVANCED AERODYNAMICS & STRUCTURES INC/
filed 1997-08-14
CIK 1019825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(Mark One)
   [x]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

   [ ]                       TRANSITION REPORT UNDER
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.
                        For the transition period from to

                        Commission file Number 000-21749



                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
        (Exact name of small business issuer as specified in its charter)



           Delaware                                             95-4257380
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


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

                                 YES [X] NO [ ]

As of August 5, 1997, the issuer had outstanding 6,900,000 shares of Class A Common Stock, 2,000,000 shares of Class B Common Stock, 4,000,000 shares of Class E-1 Common Stock and 4,000,000 shares of Class E-2 Common stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)

                                  Balance Sheet
                                   (unaudited)

                                                             June 30, 1997
                                                          ----------------------

Assets
Current Assets:
   Cash and cash equivalents                                   $16,613,000
   Marketable securities                                         6,226,000
   Certificate of deposit                                        1,012,000
   Prepaid expenses and other current assets                       338,000
                                                          ---------------------
         Total current assets                                   24,189,000
Property and equipment, net                                      1,745,000
Other assets                                                       354,000
                                                          ---------------------
         Total assets                                          $26,288,000
                                                          =====================

















                 See accompanying notes to financial statements.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)



                            Balance Sheet (continued)
                                   (unaudited)

                                                             June 30, 1997
                                                         ---------------------
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                           $  95,000
   Accrued liabilities                                          242,000
                                                         ---------------------
         Total current liabilities                              337,000
Advance deposits                                                 30,000
                                                         ---------------------
         Total liabilities                                      367,000
                                                         ----------------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, par value $.0001 per share;
      5,000,000 shares authorized; no shares
      issued and outstanding
   Class  A  Common  Stock,  par  value  $.0001
      per  share;  60,000,000  shares authorized;
      6,900,000 shares issued and outstanding                     1,000
   Class B Common Stock, par value $.0001 per share;
      10,000,000 shares authorized; 2,000,000 shares
      issued and outstanding
   Class E-1  Common  Stock,  par  value  $.0001
      per  share;  4,000,000  shares authorized;
      4,000,000 shares issued and outstanding
   Class E-2  Common  Stock,  par  value  $.0001
      per  share;  4,000,000  shares authorized,
      4,000,000 shares issued and outstanding
   Warrants to purchase common stock:
      Public Warrants                                            473,000
      Class A Warrants                                        11,290,000
      Class B Warrants                                         4,632,000
   Additional paid-in capital                                 35,730,000
   Deficit accumulated during the development stage          (26,205,000)
                                                         ----------------------
         Total stockholders' equity                           25,921,000
                                                         ----------------------
         Total liabilities and stockholders' equity          $26,288,000
                                                         ----------------------








                 See accompanying notes to financial statements.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


                             Statement of Operations
                                   (unaudited)

                                                                                                            Period from
                                                                                                          January 26, 1990
                                                Three Months Ended               Six Months Ended          (inception) to
                                                     June 30,                        June 30,                 June 30,
                                          -----------------------------------------------------------------------------------------
                                               1996             1997           1996            1997             1997
                                          -----------------------------------------------------------------------------------------
Other income                                $    7,000        $    6,000      $   7,000     $    7,000      $     717,000
Interest income                                  1,000           352,000          1,000        641,000            811,000
                                          -----------------------------------------------------------------------------------------
                                                 8,000           358,000          8,000        648,000          1,528,000
Costs and expenses:
   Research and development costs                                906,000                     1,232,000         14,868,000
   Preoperating costs                                                                                             282,000
   General and administrative expenses          901,000          706,000      1,169,000      1,187,000          8,577,000
   Loss on disposal and write-off of assets                      104,000                       106,000            463,000
   Interest expense                             112,000                         185,000                         1,840,000
   In-process research and development
      acquired                                                                                                    761,000
                                          -----------------------------------------------------------------------------------------
                                              1,013,000        1,716,000      1,354,000      2,525,000         26,791,000
Loss before extraordinary item               (1,005,000)      (1,358,000)    (1,346,000)    (1,877,000)       (25,263,000)
Extraordinary loss on retirement of Bridge
      Notes                                                                                                      (942,000)
                                          -----------------------------------------------------------------------------------------
        Net loss                            $(1,005,000)     $(1,358,000)   $(1,346,000)   $(1,877,000)      $(26,205,000)
                                          -----------------------------------------------------------------------------------------
Net loss per share                                $(.30)           $(.15)         $(.40)         $(.21)
                                          ---------------------------------------------------------------
Weighted average number of shares
     outstanding                              3,400,000        8,900,000      3,400,000      8,900,000
                                          ---------------------------------------------------------------













                 See accompanying notes to financial statements.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


                             Statement of Cash Flows
                                   (unaudited)

                                                                                                       Period from
                                                                                                    January 26, 1990
                                                                     Six Months Ended                (inception) to
                                                                         June 30,                        June 30,
                                                           -----------------------------------------------------------------------
                                                                  1996               1997                 1997
                                                           -----------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                  $(1,346,000)        $(1,877,000)        $(26,205,000)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                              163,000             171,000            1,985,000
      Extraordinary loss on retirement of Bridge Notes                                                    942,000
      Noncash stock compensation expense                         590,000                                1,207,000
      Noncash interest expense                                                                            336,000
      Loss on disposal and write-off of assets                                       106,000              463,000
      Cost of in-process research and development
         acquired                                                                                         761,000
      Imputed interest on advances from stockholder               11,000                                  810,000
      Changes in assets and liabilities:
          Increase in prepaid expenses and other current
              assets                                             (64,000)           (183,000)            (338,000)
          Increase in other assets                                                  (354,000)            (354,000)
          Increase (decrease) in accounts payable                 27,000             (50,000)              95,000
          Increase in accrued liabilities                        156,000              84,000              142,000
          Increase in interest payable                           102,000
          Increase in advance deposit                                                 30,000               30,000
                                                           -----------------------------------------------------------------------
         Net cash used in operating activities                  (361,000)         (2,073,000)         (20,126,000)
                                                           -----------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                             (339,000)          (4,186,000)
   Proceeds from disposal of assets                                                    3,000                3,000
   Proceeds from insurance claims upon loss of aircraft                                                    30,000
   Proceeds from sale of marketable securities                                     2,026,000            2,026,000
   Purchase of marketable securities                                              (6,226,000)          (8,252,000)
   Purchase of certificate of deposit                                             (1,000,000)          (1,012,000)
                                                           -----------------------------------------------------------------------
         Net cash proceeds provided by (used in)
                investing activities                                              (5,536,000)         (11,391,000)
                                                           ------------------------------------------------------------------------
Cash flows from financing activities:
   Advances from stockholder                                                                           10,728,000
   Proceeds from issuance of common stock prior to
      initial public offering                                                                           7,500,000


                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)

                                                                                                       Period from
                                                                                                    January 26, 1990
                                                                     Six Months Ended                (inception) to
                                                                         June 30,                       June 30
                                                           ------------------------------------------------------------------------
                                                                  1996               1997                 1997
                                                           ------------------------------------------------------------------------
   Net proceeds from initial public offering and
      exercise of over-allotment option                                                                30,411,000
   Net proceeds from bridge financing                                                                   6,195,000
   Repayment of bridge financing                                                                       (7,000,000)
   Repayment of obligation under capital leases                  (6,000)                                  (40,000)
   Net proceeds from loans from officer                         367,000                                   336,000
                                                           ------------------------------------------------------------------------
        Net cash provided by financing activities               361,000                                48,130,000
                                                           ------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents             --              (7,609,000)          16,613,000
Cash and cash equivalents at beginning of period                 --              24,222,000                --
                                                           ------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $    --             $16,613,000          $16,613,000
                                                           ========================================================================
Supplemental cash flow information:
   Cash paid for interest                                                                            $   694,000
                                                                                                  =================================
Supplemental disclosure of noncash investing and
   financing activities:
   Stockholder advances converted to common stock           $10,728,000                              $10,728,000
                                                           ========================================================================
   Loans from officers converted to common stock            $   336,000                              $   336,000
                                                           ========================================================================
   Common stock issued for noncash consideration
       and compensation                                     $ 1,507,000                              $ 1,507,000
                                                           ========================================================================
   Liabilities assumed from ASI                                                                      $   400,000
                                                                                                  =================================
   Common stock issued for in-process research and
       development acquired                                                                          $   361,000
                                                                                                  =================================
   Equipment acquired under capital leases                                                           $    40,000
                                                                                                  =================================
   Deposit surrendered as payment for rents due                                                      $    80,000
                                                                                                  =================================









                 See accompanying notes to financial statements.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


                          Notes to Financial Statements


1.       General

         In the opinion of the Company's management, the accompanying unaudited financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at June 30, 1997 and the results of operations and cash flows for the six months ended June 30, 1997 and 1996. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for any other interim period or the full year.

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

2.       Net Loss Per Share

         The Company's net loss per share was computed based on the weighted average number of shares of common stock outstanding during the three and six month periods ended June 30, 1996 and 1997 and excludes all outstanding shares of Class E-1 and Class E-2 Common Stock because the conditions for the lapse of restrictions on such shares have not been satisfied.

         Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, certain common stock equivalents issued by the Company have been included as outstanding in net loss per share computations for the three and six month periods ended June 30, 1996. Common stock equivalents were not included in the net loss per share computation for the three and six month periods ended June 30, 1997 as their effect on net loss per share is antidilutive.

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

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


3.       Stock Option Plan

          On March 4, 1997, options to purchase 210,000 shares of Class A Common Stock were granted at an exercise price of $5 per share, by the Company's Board of Directors to certain employees, officers, consultants and agents of the Company. On May 27, 1997, options to purchase 100,000 shares of Class A Common Stock were granted to the President, at an exercise price of $5.00 per share.

4.        Industrial Development Bonds

          On August 5, 1997, the Company entered into a loan agreement with the California Economic Development Financing Authority for the issuance of $8,500,000 in variable rate demand industrial development bonds ("IDBs"). The Company will use the proceeds from the IDBs to fiannce the construction and installation of a 200,000 square foot manufacturing facility and related manufacturing equipment.

          The Company was required to provide cash collateral to a bank in the amount of $8,500,000 for an irrevocable direct-pay letter of credit for the payments of principal and interest. The letter of credit, unless extended or terminated by the Company or the bank, will expire August 5, 2002.

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

          Through the end of the third quarter of 1998, the Company intends to focus its efforts in the following areas:

         o To complete the development of the JETCRUZER 500, including, among other things, adding a larger engine, pressurization, environmental systems, de-icing capability and autopilot certification, as well as lengthening its fuselage.

         o To obtain an amendment to its Type Certificate to include the JETCRUZER 500, including the manufacture of FAA conformed models of the JETCRUZER 500 and static and flight testing.

         o To establish an appropriate manufacturing facility capable of producing the JETCRUZER 500 on a commercial scale, including the establishment of a production line in such facility and the acquisition of production inventory and additional items of equipment, tooling and computer hardware and software systems.

         o To obtain a production certificate from the FAA and commence commercial production of the JETCRUZER 500.

         o To expand its sales and marketing staff and increase its marketing efforts with respect to the JETCRUZER 500.

         o To increase its engineering, manufacturing and administrative staff in anticipation of increased development and production activities.

          The Company believes that the net proceeds from the December 1996 IPO will be sufficient to finance its plan of operations through approximately the third quarter of 1998, based upon the current status of its business operations, its current plans and current economic and industry conditions. If the Company's estimates prove to be incorrect, however, then during such period the Company may have to seek additional sources of financing, reduce operating costs and/or curtail growth plans.

Liquidity and Capital Resources

         At June 30, 1997, the Company had working capital of $23,852,000 and stockholders' equity of $25,921,000. Since its inception in January 1990, the Company has experienced continuing negative cash flow from operations, which, prior to its recent IPO, resulted in the Company's inability to pay certain existing liabilities in a timely manner. The Company has financed its operations through private funding of equity and debt and its December 1996 IPO.

          The Company expects its cash requirements to increase in the future due to higher expenses associated with product development, the scale-up of production (including capital investment in production equipment), intensification of a sales and marketing program, the hiring of personnel and other anticipated operating activities. The Company also expects to continue to incur losses until such time, if ever, as it obtains regulatory approval for the JETCRUZER 500 and related production processes and market acceptance for its proposed aircraft at selling prices and volumes which provide adequate gross profit to cover operating costs and generate positive cash flow. The Company's working capital requirements will depend upon numerous factors, including the level of resources devoted by the Company to the scale-up of manufacturing and the establishment of sales and marketing capabilities and the progress of the Company's research and development program for the JETCRUZER 500 and other proposed aircraft.

          The Company expects that the net proceeds of the December 1996 IPO will enable it to meet its liquidity and capital requirements at least through the third quarter of 1998, by which time the Company expects to have received a type certificate and a production certificate for the JETCRUZER 500 and commenced commercial production and sale of the JETCRUZER 500. Such proceeds are being, and will be, used primarily for amendment of the Type Certificate, the purchase of equipment and tooling, the establishment of a manufacturing facility, and sales and marketing. The Company's capital requirements are subject to numerous contingencies associated with development stage companies. Specifically if delays are encountered in amending the current Type Certificate, the time and cost of obtaining such certification may be substantial, may render it impossible for the Company to complete such new or amended certification and may therefore have a material and adverse effect on the Company's operations. Further, if the Company has not completed the development of the JETCRUZER 500 or received the required regulatory approvals and successfully commenced commercial sales of its aircraft by the third quarter of 1998, the Company may require additional funding to fully implement its proposed business plan. The Company has no commitments from any third parties for any future funding, and there can be no assurance that the Company will be able to obtain financing in the future from bank borrowings, debt or equity financing or other sources on terms acceptable to the Company or at all. In the event necessary financing were not obtained, the Company would be materially and adversely affected and might have to cease or substantially reduce operations.

         The Company had no material capital commitments at June 30, 1997. The Company intends to hire a number of additional employees and to establish a larger manufacturing facility, both of which will require substantial capital resources. The Company anticipates that it will hire approximately 10 employees over the next six months and 150 employees over the next 21 months, including engineers and manufacturing technicians necessary to produce its aircraft.

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

Item 5.  Other Information

Financing of Manufacturing Facility

          On August 5, 1997, the Company entered into agreements with the California Economic Development Financing Authority (the "Authority"), The Sumitomo Bank, Limited (the "Bank") and Rauscher Pierce Refnes, Inc. (the "Underwriter") whereby the Authority issued $8,500,000 in industrial development bonds ("IDBs") and loaned the proceeds to the Company. The Bank provided a letter of credit to support the payment of principal and interest on the IDBs. The Company will use the loan proceeds from the IDBs for the acquisition, construction and equipping of an approximately 200,000 square foot manufacturing facility located in the City of Long Beach, California.

          The Company was required to provide cash collateral to the Bank in the amount of $8,500,000 for a stand-by letter of credit in favor of the holders of the IDBs, which stand-by letter of credit will expire on August 5, 2002, if not terminated earlier by the Company or the Bank.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)



                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports of Form 8-K

         (a)      Exhibits:


Exhibit No.       Description                                          Page No.
-------------------------------------------------------------------------------

*3.1              Certificate of Incorporation........................
**3.2             Bylaws..............................................
*3.3              Amendment to Certificate of Incorporation...........
*4.1              Specimen Certificate of Class A Common Stock........
*4.2              Warrant Agreement (including form of Class A and
                  Class B Warrant Certificates........................
*4.3              Form of Underwriter's Unit Purchase Option..........
*10.1             Form of Indemnification Agreement...................
**10.2            Amended 1996 Stock Option Plan......................
*10.3             Employment Agreement dated as of May 1, 1996 between
                  the Company and Dr.  Carl L. Chen...................
*10.4             Agreement of Merger dated July 16, 1996 between
                  Advanced Aerodynamics and Structures, Inc.,
                  California corporation, and Advanced Aerodynamics
                  & Structures, Inc., a Delaware corporation..........
**10.5            Lease dated December 19, 1996 between Olen
                  Properties Corp., a Florida corporation, and
                  the Company.........................................
***10.6           Standard Sublease dated June 27, 1997 with Budget
                  Rent-a-Car of Southern California...................
***10.7           Standard Sublease dated July 16, 1997 with Budget
                  Rent-a-Car of Southern California...................
***10.8           Standard Industrial/Commercial Multi-Tenant
                  Lease-Gross dated March 12, 1997 with the Golgolab
                  Family Trust........................................
11.1              Statement re: Computation of Per Share Earnings.....
27                Financial Data Schedule.............................

         * Incorporated by reference to the Company's Registration Statement on Form SB-2 (333-12273) declared effective by the Securities and Exchange Commission on December 3, 1996.

         ** Incorporated by reference to the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1997.

         *** Incorporated by reference by the Company's Post-Effective Amendment No. 1 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on August 5, 1997.

         Reports on Form 8-K:

                  During the quarter ended June 30, 1997, the Company did not file any reports on Form 8-K.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 14, 1997                 ADVANCED AERODYNAMICS & STRUCTURES, INC.


                                        By: /s/ Carl L. Chen
                                           ------------------------------------
                                           Carl L. Chen, President


                                        By: /s/ Dave Turner
                                           ------------------------------------
                                           Dave Turner, Chief Financial Officer