Form 10QSB
period 1997-09-30
ADVANCED AERODYNAMICS & STRUCTURES INC/
filed 1997-11-14
CIK 1019825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(Mark One)
   [x]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                 YES [X] NO [ ]

As of November 11, 1997, the issuer had outstanding 6,900,000 shares of Class A Common Stock, 2,000,000 shares of Class B Common Stock, 4,000,000 shares of Class E-1 Common Stock and 4,000,000 shares of Class E-2 Common stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)

                                  Balance Sheet
                                   (unaudited)

                                          December 31, 1996  September 30, 1997
                                          -------------------------------------

Assets
Current Assets:
   Cash and cash equivalents               $24,222,000        $ 6,922,000
   Marketable securities                     2,026,000          4,912,000
   Certificate of deposit                       12,000          1,012,000
   Prepaid expenses and other current
     assets                                    155,000            445,000
                                         --------------------------------------
         Total current assets               26,415,000         13,291,000

Long-term Assets:
   Restricted cash                                              8,500,000
   Property and equipment, net               1,686,000          2,092,000
   Other assets                                                   689,000
                                         --------------------------------------
         Total long-term assets            $ 1,686,000         11,281,000
                                         ======================================
         Total assets                      $28,101,000        $24,572,000
                                         ======================================
















                 See accompanying notes to financial statements.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)



                            Balance Sheet (continued)
                                   (unaudited)

                                                         December 31, 1996   September 30, 1997
                                                         --------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                        $   145,000           $   111,000
   Accrued liabilities                                         158,000               443,000
                                                         --------------------------------------
         Total current liabilities                             303,000               554,000

Long-term liabilities:
   Bonds payable                                                                     170,000
   Deferred revenue                                                                  370,000
                                                         --------------------------------------
         Total long-term liabilities                                                 540,000
                                                         --------------------------------------
         Total liabilities                                     303,000             1,094,000
                                                         --------------------------------------

Stockholders' equity:
   Preferred stock, par value $.0001 per share;
      5,000,000 shares authorized; no shares
      issued and outstanding
   Class  A  Common  Stock,  par  value  $.0001
      per  share;  60,000,000  shares authorized;
      6,900,000 shares issued and outstanding                    1,000                 1,000
   Class B Common Stock, par value $.0001 per share;
      10,000,000 shares authorized; 2,000,000 shares
      issued and outstanding
   Class E-1  Common  Stock,  par  value  $.0001
      per  share;  4,000,000  shares authorized;
      4,000,000 shares issued and outstanding
   Class E-2  Common  Stock,  par  value  $.0001
      per  share;  4,000,000  shares authorized,
      4,000,000 shares issued and outstanding
   Warrants to purchase common stock:
      Public Warrants                                          473,000               473,000
      Class A Warrants                                      11,290,000            11,290,000
      Class B Warrants                                       4,632,000             4,632,000
   Additional paid-in capital (note 5)                      35,730,000            35,652,000
   Deficit accumulated during the development stage        (24,328,000)          (28,570,000)
                                                         --------------------------------------
         Total stockholders' equity                         27,798,000            23,478,000
                                                         --------------------------------------
         Total liabilities and stockholders' equity        $28,101,000           $24,572,000
                                                         ======================================








                 See accompanying notes to financial statements.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


                             Statement of Operations
                                   (unaudited)

                                                                                                            Period from
                                                                                                          January 26, 1990
                                                Three Months Ended               Nine Months Ended         (inception) to
                                                   September 30,                   September 30,            September 30,
                                          -----------------------------------------------------------------------------------------
                                               1996             1997           1996            1997             1997
                                          -----------------------------------------------------------------------------------------
Other income                                $                 $               $   7,000     $    7,000      $     717,000
Investment income                                3,000           243,000          4,000        884,000          1,054,000
                                          -----------------------------------------------------------------------------------------
                                                 3,000           243,000         11,000        891,000          1,771,000
Costs and expenses:
   Research and development costs                              1,781,000                     3,013,000         16,649,000
   Preoperating costs                                                                                             282,000
   General and administrative expenses          249,000          827,000      1,418,000      2,014,000          9,404,000
   Loss on disposal of assets                                                                  106,000            463,000
   Interest expense                             134,000                         319,000                         1,840,000
   In-process research and development
      acquired                                                                                                    761,000
                                          -----------------------------------------------------------------------------------------
                                                383,000        2,608,000      1,737,000      5,133,000         29,399,000
                                          -----------------------------------------------------------------------------------------
Loss before extraordinary item                 (380,000)      (2,365,000)    (1,726,000)    (4,242,000)       (27,628,000)

Extraordinary loss on retirement of Bridge
      Notes                                                                                                      (942,000)
                                          -----------------------------------------------------------------------------------------
        Net loss                            $  (380,000)     $(2,365,000)   $(1,726,000)   $(4,242,000)      $(28,570,000)
                                          -----------------------------------------------------------------------------------------
Net loss per share                                $(.11)           $(.27)         $(.51)         $(.48)
                                          -----------------------------------------------------------------------------------------
Weighted average number of shares
     outstanding                              3,400,000        8,900,000      3,400,000      8,900,000
                                          -----------------------------------------------------------------------------------------










                 See accompanying notes to financial statements.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


                        Statement of Stockholders' Equity


                                                                                        Common Stock
                              Preferred Stock          Class A             Class B              Class B-1            Class B-2
                             Shares     Amount     Shares    Amount     Shares    Amount     Shares    Amount     Shares    Amount
Common stock issued                                                     418,094    $--       836,189     $--      836,189     $--

Common stock issued in
exchange for in-process
research and development                                                201,494     --       402,988      --      402,988      --

Imputed interest on
advances from stockholder

Net loss from inception to
December 31, 1994
                             -------------------------------------------------------------------------------------------------------

Balance at December 31,
1994                                                                    619,588     --     1,239,177     --     1,239,177      --

Imputed interest on
advances from stockholder

Net loss
                             -------------------------------------------------------------------------------------------------------

Balance at December 31,
1995                                                                    619,588     --    1,239,177      --    1,239,177       --

Conversion of stockholder
advances                                                                598,011     --    1,196,021      --    1,196,021       --

Conversion of officer loans                                             187,118     --      374,236      --      374,236       --

Stock issued in consideration
for services in 1994, 1995
and 1996                                                                595,283     --    1,190,566      --    1,190,566       --

Imputed interest on advances
from stockholder

Net proceeds from initial
public offering of Units                          6,000,000  $1,000

Net proceeds from exercise
of overallotment option                             900,000     --

Warrants issued in
connection with issuance of
Bridge Notes

Net loss
                              ------------------------------------------------------------------------------------------------------

Balance at December 31,
1996                                             6,900,000   $1,000   2,000,000     --    4,000,000      --   4,000,000        --

Adjustment to proceeds from
initial public offering and
exercise of overallotment
option

Net loss
                              ------------------------------------------------------------------------------------------------------

Balance at September 30,
1997 (unaudited)                                6,900,000    $1,000   2,000,000     --    4,000,000      --   4,000,000        --




                 See accompanying notes to financial statements

                     Advanced Aerodynamics & Structure, Inc.
                        (A Development Stage Enterprise)


                  Statement of Stockholder's Equity (continued)


                                                                                           Deficit
                                 Bridge              Warrants                            Accumulated
                              Warrants to                                Additional       During the
                                Purchase                                  Paid-in         Development
                              Common Stock     Class A      Class B       Capital            Stage           Total

Common stock issued                                                      $7,500,000                       $7,500,000

Common stock issued in
exchange for in-process
research and development                                                    361,000                          361,000

Imputed interest on
advances from stockholder                                                   776,000                          776,000

Net loss from inception to
December 31, 1994                                                                      $(19,252,000)    $(19,252,000)
                            -------------------------------------------------------------------------------------------

Balance at December 31,
1994                                                                      8,637,000     (19,252,000)     (10,615,000)

Imputed interest on
advances from stockholder                                                    23,000                           23,000

Net loss                                                                                 (1,688,000)      (1,688,000)
                            -------------------------------------------------------------------------------------------

Balance at December 31,
1995                                                                      8,660,000     (20,940,000)     (12,280,000)

Conversion of stockholder
advances                                                                 10,728,000                       10,728,000

Conversion of officer loans                                                 336,000                          336,000

Stock issued in consideration
for services in 1994, 1995
and 1996                                                                  1,507,000                        1,507,000

Imputed interest on advances
from stockholder                                                             11,000                           11,000

Net proceeds from initial
public offering of Units                       $9,583,000  $4,166,000    12,566,000                       26,316,000

Net proceeds from exercise
of overallotment option                         1,707,000     466,000     1,922,000                        4,095,000

Warrants issued in
connection with issuance of
Bridge Notes                     $473,000                                                                    473,000

Net loss                                                                                (3,388,000)       (3,388,000)
                            -------------------------------------------------------------------------------------------

Balance at December 31,
1996                             $473,000     $11,290,000  $4,632,000   $35,730,000   $(24,328,000)      $27,798,000

Adjustment to proceeds from
initial public offering and
exercise of overallotment
option                                                                      (78,000)                         (78,000)

Net loss                                                                               (4,242,000)        (4,242,000)
                           --------------------------------------------------------------------------------------------

Balance at September 30,
1997 (unaudited)                 $473,000     $11,290,000  $4,632,000   $35,652,000   $28,570,000)       $23,478,000


               See accompanying notes to financial statements

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)

                            Statement of Cash Flows
                                  (unaudited)


                                                                                                       Period from
                                                                                                    January 26, 1990
                                                                     Nine Months Ended               (inception) to
                                                                        September 30,                 September 30,
                                                           -----------------------------------------------------------------------
                                                                  1996               1997                 1997
                                                           -----------------------------------------------------------------------
                                                              (unaudited)         (unaudited)
Cash flows from operating activities:
   Net loss                                                  $(1,726,000)        $(4,242,000)        $(28,570,000)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Noncash stock compensation expense                         590,000                  --            1,207,000
      Noncash interest expense                                   105,000                                  336,000
      Cost of in-process research and development
         acquired                                                                                         761,000
      Imputed interest on advances from stockholder               11,000                                  810,000
      Extraordinary loss on retirement of Bridge Notes                                                    942,000
      Depreciation and amortization                              245,000             272,000            2,086,000
      Loss on disposal of assets                                                     106,000              463,000
      Changes in assets and liabilities:
          Decrease (increase) in prepaid expenses and
              other current assets                                                  (290,000)            (445,000)
          Increase in other assets                                                  (689,000)            (689,000)
          Increase (decrease) in accounts payable                121,000             (34,000)             111,000
          Increase (decrease) in accrued liabilities            (389,000)            285,000              343,000
          Increase in interest payable                          (177,000)
          Increase in deferred revenue                                               370,000              370,000
          Increase in receivable from officer                   (115,000)
                                                           -----------------------------------------------------------------------
         Net cash used in operating activities                (1,335,000)         (4,222,000)         (22,275,000)
                                                           -----------------------------------------------------------------------
Cash flows from investing activities:
   Purchased restricted cash                                                      (8,500,000)          (8,500,000)
   Proceeds from insurance claims upon loss of aircraft                                                    30,000
   Proceeds from disposal of assets                                                    3,000                3,000
   Capital expenditures                                                             (787,000)          (4,634,000)
   Purchase of certificate of deposit                              (1,000)        (1,000,000)          (1,012,000)
   Purchase of marketable securities                           (1,499,000)        (6,212,000)          (8,238,000)
   Proceeds from sale of marketable securities                                     3,326,000            3,326,000
                                                           -----------------------------------------------------------------------
         Net cash used in investing activities                 (1,500,000)       (13,170,000)         (19,025,000)
                                                           ------------------------------------------------------------------------
Cash flows from financing activities:
   Advances from stockholder                                                                           10,728,000
   Proceeds from issuance of common stock prior to
      initial public offering                                                                           7,500,000


                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)

                      Statement of Cash Flows (continued)
                                  (unaudited)

                                                                                                       Period from
                                                                                                     January 26, 1990
                                                                     Nine Months Ended                (inception) to
                                                                       September 30,                   September 30
                                                           ------------------------------------------------------------------------
                                                                  1996               1997                  1997
                                                           ------------------------------------------------------------------------
   Net proceeds from initial public offering and
      exercise of over-allotment option                                          (78,000)               30,333,000
   Net proceeds from bridge financing                                                                    6,195,000
   Repayment of bridge financing                                                                        (7,000,000)
   Repayment of obligation under capital leases                 (15,000)                                   (40,000)
   Proceeds from loan from officer                              402,000                                    336,000
   Repayment of loan from officer                              (226,000)
   Repayment of bank note                                      (900,000)
   Repayment of loan from SIDA Corporation                     (110,000)
   Repayment of other short-term loans                         (565,000)
   Proceeds from bridge financing, net of issuance costs      6,195,000
   Increase in deferred offering costs                         (586,000)
   Proceeds from bonds                                                           170,000                   170,000
                                                           ------------------------------------------------------------------------
        Net cash provided by financing activities             4,195,000           92,000                48,222,000
                                                           ------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          1,360,000      (17,300,000)                6,922,000
Cash and cash equivalents at beginning of period                 --           24,222,000                        --
                                                           ------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $ 1,360,000      $ 6,922,000               $ 6,922,000
                                                           ========================================================================
Supplemental cash flow information:
   Cash paid for interest                                                                              $   694,000

Supplemental disclosure of noncash investing and
   financing activities:
   Stockholder advances converted to common stock           $10,728,000                                $10,728,000
   Loan from officer converted to common stock              $   336,000                                $   336,000
   Common stock issued for noncash consideration
       and compensation                                     $ 1,507,000                                $ 1,507,000
   Liabilities assumed from ASI                                                                        $   400,000
   Common stock issued for in-process research and
       development acquired                                                                            $   361,000
   Equipment acquired under capital leases                                                             $    40,000
   Deposit surrendered as payment for rents due                                                        $    80,000






                 See accompanying notes to financial statements.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


                          Notes to Financial Statements

1.   General

     In the opinion of the Company's management, the accompanying unaudited financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at September 30, 1997 and the results of operations and cash flows for the nine months ended September 30, 1997 and 1996.
     Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for any other interim period or the full year.

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

2.   Net Loss Per Share

     The Company's net loss per share was computed based on the weighted average number of shares of common stock outstanding during the three and nine month periods ended September 30, 1996 and 1997 and excludes all outstanding shares of Class E-1 and Class E-2 Common Stock because the conditions for the lapse of restrictions on such shares have not been satisfied.

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, certain common stock equivalents issued by the Company have been included as outstanding in net loss per share computations for the three and nine month periods ended September 30, 1996. Common stock equivalents were not included in the net loss per share computation for the three and nine month periods ended September 30, 1997 as their effect on net loss per share is antidilutive.

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


3.   Stock Option Plan

     On March 4, 1997, options to purchase 210,000 shares of Class A Common Stock were granted, at an exercise price of $5 per share, by the Company's Board of Directors to certain employees, officers, consultants and agents of the Company. On May 27, 1997, options to purchase 100,000 shares of Class A Common Stock were granted to the President, at an exercise price of $5.00 per share.

4.   Industrial Development Bonds

     On August 5, 1997, the Company entered into a loan agreement with the California Economic Development Financing Authority for the issuance of $8,500,000 in variable rate demand industrial development bonds ("IDBs"). The Company will use the proceeds from the IDBs to finance the construction and installation of a 200,000 square foot manufacturing facility and related manufacturing equipment.

     The Company was required to provide cash collateral to a bank in the amount of $8,500,000 for an irrevocable direct-pay letter of credit for the payments of principal and interest. The letter of credit, unless extended or terminated by the Company or the bank, will expire on August 5, 2002.

5.   Land Lease for Manufacturing and Headquarters Facility

     On October 17, 1997 the Company entered into a Lease Agreement (the "Lease") with the City of Long Beach (the "Landlord"), whereby the Company leased from the Landlord approximately 10 acres of land located on the Long Beach Airport. The purpose of the Lease is to effectuate the construction of an approximately 200,000 square foot manufacturing and headquarters facility. The Lease also contains options to lease other airport properties. The monthly rent under the Lease is $4,500, which monthly rent escalates to approximately $15,600 after five (5) years.

     The Lease term commences on November 15, 1997 (subject to extension by the Landlord) but not until all "Conditions to Commencement of Term" have been met. The lease term is 30 years with an option to renew for an additional 10 years.

6.   Contract to Construct a Manufacturing and Headquarters Facility

     On October 29, 1997, the Company entered into an agreement with Commercial Developments International/West (Design/Builder) whereby Design/Builder shall design and build an approximately 200,000 square foot manufacturing and headquarters facility. The contract sum for this project is "Cost plus Fixed Fees" with a Guaranteed Maximum Price of $6,300,000. Any savings realized upon completion and acceptance of the project will be shared by the Design/Builder and the Company. The Company believes that the project will be completed in the second quarter of 1998.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


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

     Through the end of the third quarter of 1998, the Company intends to focus its efforts in the following areas: (i) the completion of the development of the JETCRUZER 500, including, among other things, adding a larger engine, completing the pressurization, environmental systems, and de-icing capabilities of the aircraft, obtaining autopilot certification, and lengthening the aircraft's fuselage; (ii) obtaining an amendment to the Company's Type Certificate to include the JETCRUZER 500, including the manufacture of FAA conformed models of the JETCRUZER 500 and static and flight testing; (iii) building a manufacturing facility capable of producing the JETCRUZER 500 on a commercial scale, including establishing a production line in such facility, acquiring production inventory and additional equipment, and tooling and computer hardware and software systems; (iv) obtaining a production certificate from the FAA and commencing commercial production of the JETCRUZER 500; (v) expanding the Company's sales and marketing staff and increasing its marketing efforts with respect to the JETCRUZER 500; and (vi) increasing the Company's engineering, manufacturing and administrative staff in anticipation of increased development and production activities. The Company believes that the net proceeds from the December 1996 IPO will be sufficient to finance its plan of operations through approximately the third quarter of 1998, based upon the current status of its business operations, its current plans and current economic and industry conditions. If the Company's estimates prove to be incorrect, however, then during such period the Company may have to seek additional sources of financing, reduce operating costs and/or curtail growth plans.

Liquidity and Capital Resources

     At September 30, 1997, the Company had working capital of $12,737,000 and stockholders' equity of $24,572,000. Since its inception in January 1990, the Company has experienced continuing negative cash flow from operations, which, prior to its recent IPO, resulted in the Company's inability to pay certain existing liabilities in a timely manner. The Company has financed its operations through private funding of equity and debt and its December 1996 IPO.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)




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

     The Company expects that the net proceeds of the December 1996 IPO will enable it to meet its liquidity and capital requirements at least through the third quarter of 1998, by which time the Company expects to have received a type certificate and a production certificate for the JETCRUZER 500 and commenced commercial production and sale of the JETCRUZER 500. Such proceeds are being, and will be used primarily for amendment of the Type Certificate, the purchase of equipment and tooling, the establishment of a manufacturing facility, and sales and marketing. The Company's capital requirements are subject to numerous contingencies associated with development stage companies. Specifically if delays are encountered in amending the current Type Certificate, the time and cost of obtaining such certification may be substantial, may render it impossible for the Company to complete such new or amended certification and may therefore have a material and adverse effect on the Company's operations. Further, if the Company has not completed the development of the JETCRUZER 500 or received the required regulatory approvals and successfully commenced commercial sales of its aircraft by the third quarter of 1998, the Company may require additional funding to fully implement its proposed business plan. The Company has no commitments from any third parties for any future funding, and there can be no assurance that the Company will be able to obtain financing in the future from bank borrowings, debt or equity financing or other sources on terms acceptable to the Company or at all. In the event necessary financing were not obtained, the Company would be materially and adversely affected and might have to cease or substantially reduce operations.

     The Company had no other material capital commitments at September 30, 1997 other than as discussed in this report. The Company intends to hire a number of additional employees and to establish a larger manufacturing facility, both of which will require substantial capital resources. The Company anticipates that it will hire approximately 10 employees over the next six months and 150 employees over the next 21 months, including engineers and manufacturing technicians necessary to produce its aircraft.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)



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

Financing of Manufacturing and Headquarters Facility

     On August 5, 1997, the Company entered into agreements with the California Economic Development Financing Authority (the "Authority"), The Sumitomo Bank, Limited (the "Bank") and Rauscher Pierce Refnes, Inc. (the "Underwriter") whereby the Authority issued $8,500,000 in industrial development bonds ("IDBs") to the Authority and loaned the proceeds to the Company. The Bank provided a letter of credit to support the payment of principal and interest on the IDB. The Company will use the loan proceeds from the IDBs for the acquisition, construction and equipping of an approximately 200,000 square foot manufacturing and headquarters facility located in the City of Long Beach, California.

     The Company was required to provide cash collateral to the Bank in the amount of $8,500,000 for a stand-by letter of credit in favor of the holders of the IDBs, which stand-by letter of credit will expire on August 5, 2002, if not terminated earlier by the Company or the Bank.

Item 5.  Other Information

Land Lease for Manufacturing and Headquarters Facility

     On October 17, 1997 the Company entered into a Lease Agreement (the "Lease") with the City of Long Beach (the "Landlord"), whereby the Company leased from the Landlord approximately 10 acres of land located on the Long Beach Airport. The purpose of the Lease is to effectuate the construction of an approximately 200,000 square foot manufacturing and headquarters facility. The Lease also contains options to lease other airport properties. The monthly rent under the Lease is $4,500, which monthly rent escalates to approximately $15,600 after five (5) years.

     The Lease term commences on November 15, 1997 (subject to extension by the Landlord) but not until all "Conditions to Commencement of Term" have been met. The lease term is 30 years with an option to renew for an additional 10 years.

Contract to Construct a Manufacturing and Headquarters Facility

     On October 29, 1997, the Company entered into an agreement with Commercial Developments International/West (Design/Builder) whereby Design/Builder shall design and build an approximately 200,000 square foot manufacturing and headquarters facility. The contract sum for this project is "Cost plus Fixed Fees" with a Guaranteed Maximum Price of $6,300,000. Any savings realized upon completion and acceptance of the project will be shared by the Design/Builder and the Company. The Company believes that the project will be completed in the second quarter of 1998.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports of Form 8-K

         (a)      Exhibits:


Exhibit No.       Description
-------------------------------------------------------------------------------

*    3.1          Certificate of Incorporation
**   3.2          Bylaws
*    3.3          Amendment to Certificate of Incorporation
*    4.1          Specimen Certificate of Class A Common Stock
*    4.2          Warrant Agreement (including form of Class A and
                  Class B Warrant Certificates
*    4.3          Form of Underwriter's Unit Purchase Option
*   10.1          Form of Indemnification Agreement
**  10.2          Amended 1996 Stock Option Plan
*   10.3          Employment Agreement dated as of May 1, 1996 between
                  the Company and Dr.  Carl L. Chen
*   10.4          Agreement of Merger dated July 16, 1996 between
                  Advanced Aerodynamics and Structures, Inc.,
                  California corporation, and Advanced Aerodynamics
                  & Structures, Inc., a Delaware corporation
**  10.5          Lease dated December 19, 1996 between Olen
                  Properties Corp., a Florida corporation, and the Company
*** 10.6          Standard Sublease dated June 27, 1997 with Budget
                  Rent-a-Car of Southern California
*** 10.7          Standard Sublease dated July 16, 1997 with Budget
                  Rent-a-Car of Southern California
*** 10.8          Standard Industrial/Commercial Multi-Tenant Lease-Gross
                  dated March 12, 1997 with the Golgolab Family Trust
    10.9          Loan Agreement dated as of August 1, 1997 between the
                  Company and the California Economic Development Authoroity
    10.10         Indenture of Trust dated as of August 1, 1997 between
                  the California Economic Development Authority and
                  First Trust of California, National Association
****10.11         Official Statement dated August 5, 1997
    10.12         Letter of Credit issued by The Sumitomo Bank, Limited
    10.13         Reimbursement Agreement dated as of August 1, 1997
                  between the Company and The Sumitomo Bank, Limited
    10.14         Purchase Contract dated August 1, 1997 by and among
                  Rauscher Pierce Refnes, Inc., the California Economic
                  Development Authority and the Treasurer of the State
                  of California, and approved by the Company
    10.15         Remarketing Agreement dated as of August 1,1997
                  between the Company and Rauscher Pierce Refnes, Inc.
    10.16         Blanket Letters of Representations of the California
                  Economic Development Authority and First Trust of
                  California, National Association
    10.17         Tax Regulatory Agreement dated as of August 1, 1997
                  by and among the California Economic Development
                  Authority, the Company and First Trust of California,
                  National Association
    10.18         Custody, Pledge and Security Agreement dated as of August 1,
                  1997 between the Company and The Sumitomo Bank, Limited
    10.19         Investment Agreement dated August 5, 1997 by and
                  between the Company and The Sumitomo Bank, Limited
    10.20         Specimen Direct Obligation Note between the Company
                  and The Sumitomo Bank, Limited
****10.21         Lease Agreement dated October 17, 1997 between the
                  Company and the City of Long Beach
****10.22         Construction Agreement dated October 29,1997 between the
                  Company and Commercial Developments International/West
    11.1          Statement re: Computation of Per Share Earnings
    27            Financial Data Schedule

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

   **** Filed by paper pursuant to the Company's request for a temporary hardship exemption relating to this report.

         Reports on Form 8-K:

          During the quarter ended September 30, 1997, the Company filed one report on Form 8-K dated October 30, 1997 and incorporated by reference. The Form 8-K was filed due to a change in the Company's independent accountant.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 14, 1997               ADVANCED AERODYNAMICS & STRUCTURES, INC.


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