Form 10KSB
period 1997-12-31
ADVANCED AERODYNAMICS & STRUCTURES INC/
filed 1998-03-31
CIK 1019825

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                X ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997
                                     _____
                               TRANSITION REPORT
                            PURSUANT TO SECTION 13 or
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-21749

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
           (Name of Small Business Issue as specified in its charter)

                 Delaware                               95-4257380
     (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
      Incorporation or Organization)

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K-SB or any amendment to this Form 10-K-SB ___

         The Registrant generated no operating revenues for the fiscal year ended December 31, 1997.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1997 was $17,681,250. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates;" this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

         As of December 31, 1997, the registrant had outstanding 6,900,000 shares of Class A Common Stock, 2,000,000 shares of Class B Common Stock, 4,000,000 shares of Class E-1 Common Stock and 4,000,000 shares of Class E-2 Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement relating to its 1998 Annual Meeting of Shareholders are incorporated by reference in Part III.

         Specified exhibits listed in Part III of this report are incorporated by reference to the Registrant's previously filed Registration Statement on Form SB-2 (333-12273).

           Transitional Small Business Disclosure Format: Yes ___ No X

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                              CROSS-REFERENCE SHEET

         The following items in Part III of Registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997 are incorporated herein by reference to Registrant's Proxy Statement and appear therein under the section headings indicated below:


Item              Form Heading                                Section Heading

9.                Directors, Executive Officers               Proxy Statement - Election of Directors -
                  Promoters and Control Persons;              Information with respect to Nominees,
                  Compliance with Section 16(a)               Directors and Executive Officers
                  of the Exchange Act

10.               Executive Compensation                      Proxy Statement - Management - Compensation
                                                              of Executive Officers

11.               Security Ownership of Certain               Proxy Statement - Principal Stockholders
                  Beneficial Owners and Management

12.               Certain Relationships and Related           Proxy Statement - Management - Certain
                  Transactions                                Relationships and Related Transactions

                                     PART I
ITEM 1.   BUSINESS.

Overview

         The Company is a development stage enterprise organized to design, develop, manufacture and market propjet and jet aircraft intended primarily for business use. The Company has obtained a type certificate ("Type Certificate") from the Federal Aviation Administration ("FAA") with respect to a non-pressurized, single-engine aircraft powered by a Pratt & Whitney propjet engine (the "JETCRUZER 450"). The Company intends to modify the JETCRUZER 450 to develop a six-seat (including pilot), pressurized version of such aircraft for commercial sale (the "JETCRUZER 500") which, the Company anticipates, will takeoff and land in less than 1,000 feet, be able to fly at approximately 30,000 feet above sea level, and have a high cruise speed of approximately 360 mph and a range of approximately 1,500 miles.

         The Company began development of the JETCRUZER 450 in 1990 and obtained the Type Certificate in 1994. Throughout this period, the Company engaged in design and engineering of the aircraft, as well as production of the jigs, forms, tools, dies and molds necessary to manufacture the aircraft. The first FAA conformed JETCRUZER 450 was completed in 1992. This aircraft was used by the Company and the FAA to perform static (non flight) testing. In late 1992 and 1993, two flight test aircraft were completed. These aircraft were flight tested by the Company and the FAA from 1992 through 1994. The Company received the Type Certificate for the JETCRUZER 450 on June 14, 1994.

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

         Based on the limited scope of the changes to be made to the JETCRUZER 450 and the experience of other manufacturers that have modified certificated aircraft, the Company believes it will need to amend its Type Certificate, rather than obtain a new type certificate, to develop the JETCRUZER 500 for commercial sale. The Company currently anticipates that it can obtain an amendment to its Type Certificate during the fourth quarter of 1998, and obtain a production certificate and commence commercial production of such aircraft within the same time frame. There can be no assurance, however, that obtaining the amendment will not take longer than anticipated, that the Company will not be required to obtain a new type certificate for the JETCRUZER 500, or that the Company will not experience unforeseen expense or delay in certifying and commercializing its proposed aircraft.

Industry Background

         The general aviation industry comprises essentially all nonmilitary aviation activity other than scheduled and charter commercial airlines licensed by the Federal Aviation Administration (the "FAA") and the Department of Transportation. General aviation aircraft are frequently classified by their type and number of engines and include aircraft with fewer than 20 seats. There are three different types of engines: piston, propjet and turbofan (jet). Piston aircraft use an internal combustion engine to drive a propeller. There may be one or two engines and propellers. Propjet aircraft combine a jet turbine powerplant with a propeller geared to the main shaft of the turbine. There may be one or two engines and propellers. Turbofan aircraft use jet propulsion to power the aircraft. There are generally two engines on general aviation turbofan aircraft, although there may also be one or three.

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

         Currently, there are fewer than ten major manufacturers of general aviation aircraft based in the United States. Piston aircraft make up the numerical majority of aircraft delivered by these manufacturers, whereas propjets and jet aircraft account for the majority of billings. In 1996, aircraft deliveries by United States manufacturers generated approximately $3.1 billion. In 1997, deliveries by United States manufacturers generated approximately $4.76 billion.

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

         Although the total number of general aviation aircraft manufactured in the United States declined from 1978 to 1994, deliveries of more expensive propjet and jet aircraft manufactured in the United States increased, resulting in a less substantial decline in the total dollar value of shipments of aircraft during such period and a substantial increase in the average price of each such aircraft delivered from 1978 through 1994. Deliveries of more costly corporate aircraft powered by propjet or jet engines were affected to a lesser extent by the liability and insurance coverage problems encountered by piston aircraft. In addition, on August 17, 1994, Congress enacted the General Aviation
Revitalization Act of 1994 ("GARA"). The GARA imposes an 18-year statute of limitations on product liability suits involving airplane manufacturers and suppliers. Although product liability suits will not disappear, nor is it likely that settlements will be smaller, the Company believes that the reduction to 18 years of an original equipment manufacturer's exposure to lawsuits may lower insurance costs for the industry which may result in increased sales of aircraft and a corresponding increase in the number of licensed pilots. Shipments of all types of general aviation aircraft manufactured in the United States increased from 1,077 units in 1995 to 1,132 units in 1996, to 1,569 units in 1997.

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

Aircraft

         General. The Company's aircraft are based on a canard wing design in which a smaller wing (the "canard") is installed in front of the aircraft's main wing. The Company believes that this design provides for improved safety margins and performance, including spin resistance and increased lift, and increased ride comfort as compared to more conventional aircraft designs.

         The Company believes that the JETCRUZER 500 provides increased safety margins, in part, because it has been certified under the latest safety regulations adopted by the FAA. Additionally, the canard design, which provides dual lifting surfaces, makes the JETCRUZER 500 resistant to spins. An airplane may enter a spin when one main wing stalls (i.e. stops producing lift) before the other. On the JETCRUZER 500, the canard wing will stall before the main rear wing, thereby automatically lowering the aircraft's nose and increasing its airspeed, thus preventing a stall of either of the main wings. Since the main wing of the JETCRUZER 500 does not stall, it does not lose lift on one side before the other and thus the aircraft is resistant to spins. The JETCRUZER 500 has increased lift in part because the graphite composite fuselage of the JETCRUZER 500 is lighter than a fuselage made of aluminum, used by most of the Company's competitors, and the canard wing design provides an additional lifting surface as compared to conventional aircraft. Generally, lighter weight and additional lifting surfaces result in greater lifting capacity. Increased lift can provide increased fuel efficiency and thus increased range.

         Management also believes that the Company's aircraft will provide performance advantages over competitors' models, including better stall and handling characteristics, increased speed, greater fuel efficiency and lower operating expenses. Based on the reports of its test pilots, the Company also believes that the JETCRUZER 500 provides increased ride comfort, and a quieter ride, than aircraft of a conventional design. The JETCRUZER 500 will not require pilot licensing beyond that required for other single-engine propjet aircraft.

         The fuselage of each aircraft is made of an advanced graphite composite/nomex honeycomb sandwich with embedded aluminum and copper screen mesh for lightning protection, which is processed in the Company's (30 foot long by 10 foot diameter) nitrogen-pressurized autoclave. The canard wing on the JETCRUZER 500 is constructed of aircraft aluminum. The main rear wing and the ailerons of all of the aircraft will be constructed of aircraft aluminum skin and spar and rib construction. Flaps are not required on the JETCRUZER 500 because of the design and high lift capabilities of the canard and the main wing. The engine and propeller of the Company's JETCRUZER 500 aircraft are located at the rear of the fuselage, thus providing passengers with a quieter ride.

         JETCRUZER (TM)500. The JETCRUZER 500 is a six-seat (including pilot), high performance single engine propjet with conventionally constructed wings made from aluminum attached to a fuselage formed from a high-strength graphite nomex honeycomb composite material. The aircraft has a canard configuration with two lift-producing surfaces and no conventional wing flaps. The JETCRUZER 500 is powered by a Pratt & Whitney PT6A-66A propjet engine located at the rear of the aircraft. The JETCRUZER 500 is a modified version of the JETCRUZER 450.

         In June 1994, the FAA awarded the Company a Type Certificate for the JETCRUZER 450, which is a non-pressurized propjet aircraft powered by a smaller Pratt & Whitney engine. However, the Type Certificate is subject to a number of FAA limitations which were imposed as a result of the aircraft's early stage of development. For example, the maximum number of occupants is presently limited to five, as compared to the six passenger (including pilot) design configuration of the JETCRUZER 500, and the maximum operating speed is presently limited to 178 mph, as compared to the approximately 360 mph design speed of the JETCRUZER
500. The Company is amending the Type Certificate to remove these limitations in the certification of the JETCRUZER 500.

         In order to amend the Type Certificate to include the JETCRUZER 500, additional work is being performed on the aircraft by the Company, including adding a larger fuselage, pressurization, environmental systems, de-icing capability, retractable landing gear and autopilot certification, all of which will be necessary to produce the JETCRUZER 500 for commercial sale. The Company currently anticipates obtaining the amendment to its Type Certificate during the fourth quarter of 1998. The Company has submitted its application for amendment to the FAA. The FAA has assigned a project manager and the Company has held a meeting with the FAA to set a schedule for the amendment process. There can be no assurance, however, that obtaining such an amendment will not take longer than anticipated.

         Although no assurance can be given as to the performance characteristics of any aircraft in its design phase, based on the performance of the JETCRUZER 450, the Company believes that the JETCRUZER 500 will carry six passengers (including pilot) and have a cruise speed of approximately 360 mph. The Company also believes that such aircraft should be able to climb at approximately 2,600 feet per minute, cruise at an altitude of approximately 30,000 feet above sea level, have a range of approximately 1,500 miles and takeoff and land in less than 1000 feet. The interior of the aircraft will be built either to a customer's specifications or in accordance with one of the Company's standard configurations. These statistics reflect the overall anticipated performance of the JETCRUZER 500. However, interior configuration, optional equipment, weather conditions and flying weight will affect the performance of an individual aircraft.

         The JETCRUZER 500 will be available for commercial sale initially at a base price of approximately $1,400,000. However, the Company has not yet received the amended Type Certificate for the JETCRUZER 500 and has not yet completed a facility for manufacturing it on a commercial scale (currently under construction), both of which may be subject to unforeseen delays, the estimated date of October 16, 1998 which the JETCRUZER 500 is actually available for delivery could change materially.

Other Aircraft

         STRATOCRUZER (R)1250. The Company currently intends to develop a twin engine jet aircraft to be called the STRATOCRUZER 1250. The STRATOCRUZER 1250, if developed, is expected to be a canard aircraft with three flying surfaces powered by two Williams/Rolls Royce FJ44-2 fanjets. It will seat up to 12 passengers, plus the pilot. Based on its design and preliminary testing, it is anticipated that the STRATOCRUZER 1250 will have a maximum cruise speed of approximately 500 mph, a range of approximately 3,700 miles and a pressurized ceiling of approximately 42,000 feet. The STRATOCRUZER 1250 will be able to takeoff in less than 3,200 feet and land in less than 3,000 feet. The instrumentation of the STRATOCRUZER 1250 will consist of digital electronic avionics, including EFIS (an Electronic Flight Instrumentation System, which includes color monitors on which flight instrument data, weather radar, maps and other navigation information are available) and GPS (Global Positioning System) navigation. The aircraft will be of lightweight construction. The Company believes that the STRATOCRUZER 1250's comparatively light weight, combined with, among other things, its additional lifting surfaces, fuel efficient engines and aerodynamic design, will give the STRATOCRUZER 1250 superior range and fuel efficiency compared to other twin jets. The Company will be required to obtain a new FAA type certificate for the STRATOCRUZER 1250.

         The STRATOCRUZER 1250 is in a very early stage of development, and the completion of such development will also require substantial capital resources beyond those which the Company currently possesses. Therefore, there can be no assurance that the Company will obtain the capital resources necessary to continue the development of the STRATOCRUZER 1250 or, if such resources are obtained, successfully develop and certify the STRATOCRUZER 1250. Accordingly, the Company cannot predict when, if ever, the STRATOCRUZER 1250 will be available for commercial sale.

         JETCRUZER (TM)650. The Company also currently intends to develop the JETCRUZER 650. This aircraft will be based on the JETCRUZER 450/500 design and will have the same engine and components as the JETCRUZER 500. However, it is intended to have a longer fuselage which will accommodate up to twelve passengers plus a pilot. To produce the JETCRUZER 650, the Company will need either to amend its Type Certificate or obtain a new type certificate, as determined by the FAA.

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

         Although it incorporates certain components and systems approved as part of the JETCRUZER 450 certification process, the JETCRUZER 650 is in a very early stage of engineering and design, and the completion of the development of the JETCRUZER 650 and the certification of such aircraft will require substantial capital resources in addition to those which the Company currently possesses. There can be no assurance that the Company will obtain the capital resources necessary to continue the development of the JETCRUZER 650 or, if such resources are obtained, to successfully develop and certify the JETCRUZER 650. Further, the Company will not continue development of the JETCRUZER 650 until it has solicited orders for the aircraft and obtained adequate indications of interest to justify the completion of its design, prototyping, and static and flight testing. Accordingly, the Company cannot predict when, if ever, the JETCRUZER 650 will be available for commercial sale.

Manufacturing

         The Company has designed, produced or procured most of the equipment necessary for production of the JETCRUZER 450 and has used that equipment to certify the aircraft. The Company is in the process of obtaining and producing additional sets of the equipment necessary for production of the JETCRUZER 500. The Company will produce in-house substantially all of the tooling necessary for the production of its aircraft, from master models to major jigs and fixtures. The Company believes it has and will continue to achieve cost savings by manufacturing tooling in-house. Additionally, nearly all airframe assemblies and parts are intended to be produced in-house, except for special tasks such as hydroforming, spar milling and painting. The manufacturing process for the Company's aircraft is highly technical and requires skilled assembly technicians. The Company believes that a number of such skilled individuals are available in Southern California in general, and in Long Beach in particular. However, no assurance can be given that these individuals will in fact be available to the Company.

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

         The Company will manufacture the advanced graphite composite fuselage structure used in the construction of its aircraft in its own computer-controlled, nitrogen-pressurized autoclave. Although not operational at this time, the autoclave was purchased new in 1990 and was used in the construction of the certification aircraft. It can achieve temperatures of up to 650 degrees Fahrenheit and pressure of 150 pounds per square inch. The graphite material is very strong and lightweight. In the course of certifying the JETCRUZER 450, the Company believes it has demonstrated to the FAA that the graphite material meets or exceeds all standards set by the FAA for aircraft construction material. Use of the graphite composite material simplifies the manufacturing process because, unlike metal construction, it eliminates most riveting, which is a labor intensive, time consuming process. The graphite sections are bonded together through a process which provides strength equal to or greater than riveting. The metal wings of the aircraft are attached to the composite portions of the airframe through a manufacturing technique developed by the Company.

Marketing, Distribution and Service

         Marketing and Distribution. The Company has developed an in-house sales organization and is marketing its aircraft in the United States and abroad through trade have publications, news releases, attendance at aircraft trade shows, and independent distributors and agents.

         The Company's marketing and sales efforts to date have emphasized aircraft trade shows, from which a significant amount of new aircraft orders have been generated. The Company participates in numerous air shows, including the Paris Air Show, the National Business Aircraft Association USA Show and the Singapore Aerospace Show. Management believes that, in addition to sales generated directly from such events, participation in trade shows introduces the Company's aircraft to potential purchasers and increases overall awareness of the Company's products. The Company also promotes general knowledge of the Company's products by issuing press releases to aviation magazines and newspapers. The Company also uses paid advertising in trade magazines, general interest flying magazines and international business magazines to promote its products.

         Management anticipates that most of the Company's aircraft will be sold to corporations for transportation of their personnel, guests and company property. The Company developed direct marketing programs to target such corporations. The Company believes that its aircraft will also be attractive to customers other than corporations and is addressing these markets as well. These markets include current owners of single and twin engine aircraft who operate their own aircraft for business purposes, governmental entities that use aircraft for surveillance or mapping photography, forest fire detection, fractional use entities who purchase one or more aircraft and sell interests in each aircraft to several persons or entities. The Company believes that the relatively low purchase price, performance, safety and cost of operating its aircraft will make them attractive to such purchasers. Other potential specialty markets may include air freight and delivery services, on-demand air taxi services and/or charter and air ambulance use.

         The Company intends to provide referral assistance to customers who require financing to complete the purchase of an aircraft from the Company. Overseas sales may be financed through the United States Export/Import Bank ("EXIM"), which may provide loans to qualified overseas customers, and through several domestic banks. Additionally, EXIM may provide low-cost working capital loans to the Company upon the receipt of evidence of export sales commitments.

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

Suppliers

         The Company relies on various suppliers of materials and components which are necessary to manufacture its aircraft. In particular, the engines and the avionics are provided by outside manufacturers. These suppliers also produce equipment for aircraft manufacturers other than the Company. Engines for the JETCRUZER 500 are manufactured by Pratt & Whitney. Engines for the STRATOCRUZER 1250, if developed, will be manufactured by Williams/Rolls Royce. The Company has no contractual right to obtain any specified number of engines from Pratt & Whitney or any other manufacturer. Should the Company's ability to obtain the requisite number of engines be limited for any lengthy period of time or the cost of such engines increase, the Company's ability to produce and sell aircraft could be materially and adversely affected. In addition, the failure of other suppliers or subcontractors to meet the Company's performance specifications, quality standards or delivery standards or schedules could have a material adverse effect on the Company's operations. Moreover, the Company's ability to significantly increase its production rate following the introduction of the JETCRUZER 500 could be limited by the ability or willingness of its key suppliers to increase their delivery rates.

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

                                                                                            High Cruise
                    NAME AND MODEL                                    Approximate         Speed-Miles Per
   (Number and type of engines noted in parenthesis)     Seats         Base Price              Hour
JETCRUZER 500 (1) (Propjet)                                6           $1,400,000               360
Cessna Caravan 208B(1) (Propjet)                           9           $1,400,000               210
Socata TBM 700 (1) (Propjet)                               6           $2,607,000               345
Pilatus PC - 12 (1) (Propjet)                              10          $2,315,000               310
Raytheon/Beech King Air C-90B (2) (Propjet)                7           $2,488,000               284
Piper Malibu Mirage (1) (Piston)                           6             $780,000               267


         There are currently three single engine propjet aircraft on the market in the JETCRUZER 500 category: the Socata TBM 700, the Pilatus PC-12 and the Cessna Caravan. The TBM 700 is a pressurized, single engine propjet of conventional design with a Pratt & Whitney engine. It is made in France and has passenger capacity and performance similar to the JETCRUZER 500. Its base price is approximately $2,607,000. The Pilatus PC-12 is also a single engine propjet of conventional design with a Pratt & Whitney engine. The Pilatus PC-12 is made in

Switzerland, has an airspeed of 310 mph and has a base price of approximately $2,315,000. The Cessna Caravan 208B has a base price of approximately $1,493,000 and is designed primarily for hauling freight at low altitude. Its high speed is 210 mph, its landing gear does not retract, and it is not pressurized. Each of these competitive products is a standard, one lifting-wing aircraft built primarily from aircraft aluminum, rather than graphite.

         Additional competition to the JETCRUZER 500 may be provided by the Malibu Mirage. The Malibu Mirage is a single engine piston powered aircraft, rather than a propjet. It is manufactured in the United States by The New Piper Aircraft Corp. It has an airspeed of 267 miles per hour and a range of approximately 1,200 miles. Its approximate base price is $780,000. The Company believes that piston aircraft such as the Mirage and propjet aircraft such as the JETCRUZER 500 compete for different customers based on performance (particularly speed) and reliability. However, the price differential may induce certain purchasers to select the lower-priced piston aircraft.

         The Company believes that the JETCRUZER 500, and the proposed JETCRUZER 650, if developed, may compete with and compare favorably to various twin engine propjets, such as the King Air C-90B, in airspeed and passenger seating at a significantly lower purchase price and operating cost. The King Air C-90B is a twin engine propjet of conventional design which is manufactured in the United States by Raytheon Aircraft Co. (Beechcraft). It has an airspeed of approximately 284 miles per hour and has seven seats. Its approximate base price is $2,488,000. However, certain customers may be reluctant to purchase a single-engine aircraft such as the JETCRUZER 500 due to the perception of additional safety associated with twin-engine aircraft.

         Pursuant to new FAA resolutions approved August 6, 1997, effective as of May 3, 1998, single-engine aircraft may be used for commercial passenger revenue-paying flights (whether on-demand charter or scheduled) in instrument conditions. Single engine aircraft may currently be used for revenue-paying on-demand charter and scheduled flights under VFR (visual flight rules) provided the pilot and the aircraft meet certain FAA certification, proficiency, maintenance and additional equipment and airworthiness requirements.

         Most of the Company's competitors are substantially larger in size and have far greater financial, technical, marketing, and other resources than the Company. Certain of the Company's actual and potential competitors may have technological capabilities, or other resources that would allow them to modify existing aircraft or develop alternative new aircraft which could compete with the Company's aircraft. Therefore, there can be no assurance that future technological changes or marketing initiatives on the part of its competitors will not have a material adverse effect on the Company's ability to market its aircraft.

         Additionally, indirect competition and potential sales will come from the used aircraft market, both propjets and jets, which have sales prices near that anticipated for the JETCRUZER 500. As the prices of new aircraft have increased, buyers have turned in greater numbers to the used aircraft market. The Company, however, believes that it may be able to attract purchasers who might otherwise acquire a used aircraft by emphasizing the price, performance, technology, fuel efficiency and operational cost advantages of the Company's aircraft.

         Product Liability and Insurance. The failure of an aircraft manufactured by the Company or any other mishap involving such an aircraft may result in physical injury or death to the occupants of the aircraft or others, and therefore, the Company could be subject to lawsuits involving product liability claims. The Company intends to obtain product liability insurance for aircraft purchased by customers before the delivery of the first customer's aircraft. However, such insurance is expensive, subject to various exclusions and, although the product liability insurance for manufacturers of general aviation aircraft has become somewhat more available and less costly over the last two years, there can be no assurance that such coverage will be available to the Company on acceptable terms or at all. Further, should the Company become involved in product liability litigation, the expenses and damages awarded could be large and the scope of any coverage may be inadequate. The Company has obtained other insurance as needed, including flight test insurance for its pilots and aircraft used during the FAA certification process.

Government Regulation

         The manufacture of aircraft is subject to extensive regulation by the FAA. Both the finished product and the process of manufacturing itself must be certified by the FAA, as must the type design. Failure to obtain or maintain all required FAA certifications would have a material adverse effect on the Company's operations.

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

         The Company is in the process of amending its Type Certificate with respect to the JETCRUZER 450 to include the JETCRUZER 500. In addition, the Company will be required to obtain a further amendment to its Type Certificate or a new type certificate if and when it proceeds with development of the JETCRUZER 650. The Company will be required to obtain a new type certificate if and when it proceeds with development of the STRATOCRUZER 1250.

         Obtaining an amended FAA type certificate can be difficult, costly, and time consuming. To date, the Company has accomplished, among other things, (a) the filing of an appropriate application with the FAA, (b) development and submission to the FAA of an appropriate design and substantiating data and receipt of FAA approval that such design and data comply with applicable FAA airworthiness standards, (c) development and receipt of FAA approval of a flight test plan, (d) modification and reassembly of an existing JETCRUZER 450 for use in initial flight testing. The Company must accomplish the following before receiving an amendment to its Type Certificate for the JETCRUZER 500: (a) successful completion of conformity inspections requested by the FAA from time to time to ensure compliance of the aircraft with the type design, (b) completion of the JETCRUZER 500 fuselage for static tests and the completion of the JETCRUZER 500 for flight tests, (c) completion of Company flight tests and receipt of precertification approval from the FAA, (d) completion of additional flight tests under FAA supervision, (e) development and receipt of FAA approval of an airplane flight manual, and (f) development and receipt of FAA approval of maintenance and inspection requirements for the aircraft. Although the time required to obtain a new or amended type certificate may vary, the Company believes that it can obtain a new or amended certificate for the JETCRUZER 500 during the fourth quarter of 1998.

         The Company will need to obtain a FAA production certificate for the commercial production of its aircraft. In order to obtain a production certificate, the Company must commence production of an aircraft and make application for the certificate. The FAA will regularly inspect the Company's facilities and procedures during the production process. When the initial aircraft is nearly complete, the Company must have submitted all required materials, including a copy of the applicable quality assurance manual. The FAA will then review the materials submitted and the results of its inspections and will either issue the production certificate or require that the Company modify its quality assurance manual or the manufacturing process, or both. While production will not necessarily stop during the review process, a failure to receive a production certificate would likely delay the manufacturing process. The time required to obtain a production certificate is identical to and concurrent with the time required to manufacture the first commercially-produced applicable aircraft; which the Company believes will be five to six months in the case of the JETCRUZER 500. The Company expects to obtain the production certificate during the fourth quarter of 1998.

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

Employees

         As of March 10, 1998 the Company had eighty-five full time employees. The Company believes that its relations with its employees are good. The Company is not a party to any collective bargaining agreement.

ITEM 2.   PROPERTIES.

         On October 17, 1997 the Company entered into a Lease Agreement with the City of Long Beach, for approximately 10 acres of land located on the Long Beach Airport. The purpose of the lease is to effectuate the construction of an approximately 200,000 square foot manufacturing and headquarters facility (the "New Facility"). The lease commenced on January 14, 1998 and has a term of 30 years with an option to renew for an additional 10 years. The lease also contains options to lease other airport properties. The monthly rent under the lease is $4,500, which escalates to approximately $15,600 after 5 years.

         The Company entered into an agreement with Commercial Developments International/West (Design/Builder) whereby Design/Builder will design and build the New Facility. The contract sum for this project is "Cost plus Fixed Fees" with a Guaranteed Maximum Price of $6,300,000, subject to the cost of change orders, if any. Any savings realized upon completion and acceptance of the New Facility will be shared by the Design/Builder and the Company. The Company believes that the New Facility will be completed in the third quarter of 1998.

         The Company leases its current office, manufacturing, and warehouse facilities for $18,351 per month with leases expiring at various dates during 1998.


ITEM 3.   LEGAL PROCEEDINGS.

         As of March 10, 1998, there were no material pending legal proceedings to which the Company was a party or to which any of its properties were subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1997.

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


                                                       High             Low
                                                  --------------------------

Year Ended December 31, 1996
    Fourth Quarter (from December 3, 1996)           5-1/4            3-1/2

Year Ended December 31, 1997
    First Quarter                                    4-3/4            2-1/2
    Second Quarter                                   4-5/16           2-3/8
    Third Quarter                                    5-1/4            2-13/16
    Fourth Quarter                                   5-3/8            2-1/32


         At March 30, 1998, there were approximately 39 holders of record of the Company's Class A Common Stock, 4 holders of record of the Company's Class B Common Stock and Class E-1 Common Stock and 5 holders of record of the Company's Class E-2 Common Stock. The Company believes that there are significant number of beneficial owners of its Class A Common Stock whose shares are held in "street name."

         The Company has not paid cash dividends on its Common Stock and does not anticipate that it will do so in the near future. The present policy of the Company is to retain earnings to finance the development of its operations.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

         Certain statements contained in this report, including, but not limited to, statements concerning the Company's future cash and financing requirements, the Company's ability to obtain market acceptance of its aircraft, the Company's ability to obtain regulatory approval for its aircraft, and the competitive market for sales of small business aircraft and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those set forth in the forward looking statements, which statements involve risks and uncertainties, including without limitation those risks and uncertainties set forth in the Company's Registration Statement on Form SB-2 (333-12273) under the heading "Risk Factors."

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

         Prior to commencing commercial sales, the Company will need to, among other things, complete the development of the JETCRUZER 500, obtain the requisite regulatory approvals, establish an appropriate manufacturing facility, hire additional engineering and manufacturing personnel and expand its sales and marketing efforts. The Company estimates that the cost to complete development of the JETCRUZER 500 and obtain an amendment of its FAA Type Certificate will be approximately $5,000,000. This amount includes the cost of equipment and tooling, static and flight testing of the aircraft, and the employment of the necessary personnel to build and test the aircraft.

         At such time, if ever, as the Company commences the commercial sale of its aircraft, the Company will derive a substantial portion of its revenues from the sale of a relatively small number of aircraft. As a result, a small reduction in the number of aircraft shipped in a quarter could have a material adverse effect on the Company's financial position and results of operations for that quarter. The Company's policy is to collect progress payments during the construction of aircraft and final payments upon the delivery of aircraft. Construction or delivery delays near the end of a particular quarter, due to, for example, shipment reschedulings, delays in the delivery of component parts or unexpected manufacturing difficulties experienced by the Company, could cause the financial results of the quarter to fall significantly below the Company's expectations and could materially and adversely affect the Company's financial position and results of operations for the quarter.

         During 1998 the Company intends to focus its efforts in the following areas:

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

                  To complete a manufacturing facility capable of producing the JETCRUZER 500 on a commercial scale, including the establishment of a production line in such facility and the acquisition of production inventory and additional items of equipment, tooling and computer hardware and software systems.

                  To obtain a production certificate from the FAA and commence commercial production of the JETCRUZER 500.

                  To increase its engineering,  manufacturing and administrative
         staff  in   anticipation   of  increased   development  and  production
         activities.

         The Company believes that the net proceeds from its December 1996 initial public offering ("IPO") of stock will be sufficient to finance its plan of operations at least through the first quarter of 1999, based upon the current status of its business operations, its current plans and current economic and industry conditions. If the Company's estimates prove to be incorrect, however, then during such period the Company may have to seek additional sources of financing, reduce operating costs and/or curtail growth plans.

Results of Operations

         The following table sets forth, for the periods indicated, certain operating amounts and results.

                                                                              Period from January 26, 1990
                                             Years Ended December 31           (inception) to December 31,
                                       -----------------------------------------------------------------------
                                             1996              1997                       1997
                                       -----------------------------------------------------------------------
Interest and other Income                    $  133,000         $1,378,000             $ 2,258,000
Research, general and
  administrative, and
  preoperating expenses                       1,927,000          7,457,000              29,526,000
Interest expense                                652,000            161,000               2,001,000
Loss and disposal of assets                          --            385,000                 742,000
Extraordinary Loss                              942,000                 --                 942,000
Net Loss                                      3,388,000          6,625,000              30,953,000

         The Company has not generated any revenues from operations. For the period from inception (January 26, 1990) through December 31, 1997 the Company incurred a net loss of $30,953,000, $3,388,000 and $6,625,000 of which was incurred during the years ended December 31, 1996 and December 31, 1997, respectively. These losses have resulted primarily from expenditures made in connection with the research and development of the Company's proposed aircraft and general and administrative activities. During 1996 the Company incurred an extraordinary loss of $942,000, resulting from the retirement of debt at the time of its IPO.

         Interest income consisted primarily of earnings derived from the unused proceeds of the December 1996 IPO. Interest income aggregated $1,443,000 from inception through December 31, 1997, $110,000 and $1,273,000 of which were earned in 1996 and 1997, respectively.

         Research and development expenses have consisted primarily of the costs of personnel, facilities, materials and equipment required to conduct the Company's development activities. Such expenses aggregated $18,449,000 from inception through December 31, 1997. Such expenses were incurred to develop the JETCRUZER 450, to obtain a Type Certificate with respect thereto, and to begin the design of the JETCRUZER 500, the JETCRUZER 650 and the STRATOCRUZER 1250. Research and development expenses increased in 1997 as the Company accelerated the development of the JETCRUZER 500 and amended its Type Certificate with respect thereto.

         General  and  administrative   expenses  have  consisted  primarily  of
administrative salaries and benefits, rent, marketing expenses, insurance and other administrative costs. Such expenses aggregated $10,034,000 from inception through December 31, 1997, $1,927,000 and $2,644,000 of which were incurred in 1996 and 1997, respectively. General and administrative expenses have increased since 1996 primarily due to the addition of personnel and other resources needed to support increased administrative, marketing, and development activities.

         Interest expense has consisted primarily of interest expended by the Company for bank and private financing. Interest expense aggregated $2,001,000 from inception through December 31, 1997, $652,000 and $161,000 of which were incurred in 1996 and 1997, respectively.

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company has incurred net losses in each year since its inception and consequently has paid no federal or state income taxes.

         At December 31, 1997, the Company had a United States federal and California state tax net operating loss carryforward of approximately $27,000,000 and $6,000,000, respectively, which, if unused, will expire in varying amounts in the years 1998 through 2017.

         At December 31, 1997, the Company had federal and state research and development ("R&D") credit carryforwards of approximately $1,356,000 and $542,000, respectively. The federal R&D credit carryforwards will expire in the years 2004 through 2009. The state R&D credit carryforwards can be carried forward indefinitely. See Note 4 of Notes to Financial Statements.

Liquidity and Capital Resources

         At December 31, 1997, the Company had working capital of $9,065,000 and stockholders' equity of $21,095,000. Since its inception in January 1990, the Company has experienced continuing negative cash flow from operations, which, prior to the December 1996 IPO, resulted in the Company's inability to pay certain existing liabilities in a timely manner. The Company has financed its operations through private fundings of equity and debt and its December 1996 IPO.

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

         In August 1996, the Company completed the Bridge Financing of $7,000,000 principal amount of Bridge Notes and 3,500,000 Bridge Warrants (which were automatically converted to Class A Warrants upon completion of the IPO). The net proceeds of the Bridge Financing were approximately $6,195,000 after deducting commissions and a non-accountable expense allowance aggregating $805,000 paid to the placement agent and other expenses of the Bridge Financing. The net proceeds of the Bridge Financing were used to repay bank and other outstanding indebtedness, loans from officers and directors, accrued compensation and past due accounts payable and as working capital. The Company used a portion of the net proceeds of the IPO to repay the Bridge Notes. Additionally, in 1996, the Company recognized a extraordinary loss of approximately $942,000, representing the combined unamortized debt discount and issuance costs arising from the Bridge Financing, in the quarter in which the Bridge Notes were repaid.

         The Company expects to continue to incur losses until such time, if ever, as it obtains regulatory approval for the JETCRUZER 500 and related production processes and market acceptance for its proposed aircraft at selling prices and volumes which provide adequate gross profit to cover operating costs and generate positive cash flow. The Company's working capital requirements will depend upon numerous factors, including the level of resources devoted by the Company to the scale-up of manufacturing and the establishment of sales and marketing capabilities and the progress of the Company's research and development program for the JETCRUZER 500 and other proposed aircraft.

         The Company expects that the net proceeds of the December 1996 IPO will enable it to meet its liquidity and capital requirements at least through the first quarter of 1999, by which time the Company expects to have received a type certificate and a production certificate for the JETCRUZER 500 and commenced commercial production and sale of the JETCRUZER 500. Such proceeds will be used primarily for amendment of the Type Certificate, the purchase of equipment and tooling, the completion of a manufacturing facility, and sales and marketing. The Company's capital requirements are subject to numerous contingencies associated with development stage companies. Specifically if delays are encountered in amending the current Type Certificate, the time and cost of obtaining such certification may be substantial, may render it impossible for the Company to complete such amended certification and may therefore have a material and adverse effect on the Company's operations. Further, if the Company has not completed the development of the JETCRUZER 500, received the required regulatory approvals and successfully commenced commercial production of its aircraft by the first quarter of 1999, the Company may require additional funding to fully implement its proposed business plan. The Company has no commitments from any third parties for any future funding, and there can be no assurance that the Company will be able to obtain financing in the future from bank borrowings, debt or equity financings or other sources on terms acceptable to the Company or at all. In the event necessary financing were not obtained, the Company would be materially and adversely affected and might have to cease or substantially reduce operations.

         The Company is in the process of constructing an approximately 200,000 square foot manufacturing and headquarters facility (the "New Facility"). The primary financing for this project is the Company's obligation under a loan agreement related to proceeds received from $8,500,000 in the issuance of industrial development bonds by the California Economic Development Financing Authority (the "Authority"). The Company was required to provide cash collateral to the Bank in the amount of $8,500,000 for a stand-by letter of credit in favor of the holders of the IBDs which will expire on August 5, 2002, if not terminated earlier by the Company or the Bank.

         On October 17, 1997 the Company entered into a Lease Agreement with the City of Long Beach, for approximately 10 acres of land located on the Long Beach Airport. The purpose of the lease is to effectuate the construction of the New Facility. The lease commenced on January 14, 1998 and has a term of 30 years with an option to renew for an additional 10 years. The lease also contains options to lease other airport properties. The monthly rent under the lease is $4,500, which escalates to approximately $15,600 after 5 years.

         The Company entered into an agreement with Commercial Developments International/West (Design/Builder) whereby Design/Builder will design and build the New Facility. The contract sum for this project is "Cost plus Fixed Fees" with a Guaranteed Maximum Price of $6,300,000, subject to the cost of change orders, if any. Any savings realized upon completion and acceptance of the New Facility will be shared by the Design/Builder and the Company. The Company believes that the New Facility will be completed in the third quarter of 1998.

         The Company is in the process of purchasing new integrated manufacturing, production and cost control computer systems to replace its existing systems to achieve and support future Company growth and production requirements. Systems being considered have all been certified as year 2000 compliant. Management expects to have the new system installed and running by the end of fiscal 1998 and estimates the associated costs to be immaterial to the Company's operations. While the Company is addressing and solving such issues, it is unaware of any problems which its suppliers or customers may be addressing.

         The Company had no material capital commitments at December 31, 1997 other than discussed in this report. The Company intends to hire a number of additional employees and to complete the New Facility, both of which will require substantial capital resources. The Company anticipates that it will hire up to 200 employees over the next twelve months. including engineers and manufacturing technicians necessary to produce its aircraft.

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

ITEM 7.    FINANCIAL STATEMENTS.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)

                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                        Number

Report of Independent Auditors                                            19
Report of Independent Accountants                                         20
Balance Sheet                                                             21
Statement of Operations                                                   22
Statement of Stockholders' Equity                                         23
Statement of Cash Flows                                                   25
Notes to Financial Statements                                             26

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
Advanced Aerodynamics & Structures, Inc.

We have audited the accompanying balance sheet of Advanced Aerodynamics & Structures, Inc. (a development stage enterprise) as of December 31, 1997, and the related statements of operations, shareholders' equity, and cash flows for the year then ended, and for the period January 26, 1990 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 1996, and for the period January 26, 1990 (inception) through December 31, 1996, were audited by other auditors whose report dated March 26, 1997 expressed an unqualified opinion on those statements. The financial statements for the period January 26, 1990 (inception) through December 31, 1996 include total income and net loss of $880,000 and $24,328,000, respectively. Our opinion on the statements of operations, shareholders' equity, and cash flows for the period January 26, 1990 (inception) through December 31, 1997, insofar as it relates to amounts for prior periods through December 31, 1996, is based solely on the report of other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Aerodynamics & Structures, Inc., at December 31, 1997, and the results of its operations and its cash flows for the year then ended and the period from January 26, 1990 (inception) through December 31, 1997, in conformity with generally accepted accounting principles.


                                                              ERNST & YOUNG LLP
Long Beach, California
March 3, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Advanced Aerodynamics & Structures, Inc.
(A Development Stage Enterprise)

In our opinion, the accompanying statements of operations, of stockholders' equity and of cash flows of Advanced Aerodynamics & Structures, Inc. (a Development Stage Enterprise) present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 1996 and for the period from January 26, 1990 (inception) to December 31, 1996, in conformity with generally accepted accounting princples. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Los Angeles, California
March 26, 1997

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                                  Balance Sheet

                                                          December 31, 1997
                                                        --------------------
Assets
Current Assets:
     Cash and cash equivalents                                    $5,277,000
     Short term investments                                        4,156,000
     Prepaid expenses and other current assets                       432,000
                                                                 ------------
         Total current assets                                      9,865,000
Certificate of deposit                                             1,061,000
Long-term investments                                                357,000
Restricted cash                                                   16,963,000
Property and equipment, net                                        1,716,000
Construction in progress                                             446,000
Other assets                                                         417,000
                                                                 -------------
         Total assets                                             $30,825,000
                                                                 -------------

Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                                                $535,000
     Accrued liabilities                                              265,000
                                                                 -------------
         Total current liabilities                                    800,000
Long-term debt                                                      8,500,000
Deferred revenue                                                      430,000
                                                                 --------------
         Total liabilities                                          9,730,000
Stockholders' equity
     Preferred Stock, par value $.0001 per share;
       5,000,000 shares authorized; no shares issued and outstanding       --
     Class A common, par value $.0001 per share; 60,000,000
       shares authorized; 6,900,000 shares issued and outstanding       1,000
     Class B Common Stock, par value $.0001 per share;
       10,000,000 shares authorized; 2,000,000 shares issued and
       outstanding                                                         --
     Class E-1 Common Stock; par value $.0001 per share;
       4,000,000 shares authorized; 4,000,000 shares issued and
       outstanding                                                         --
     Class E-2 Common Stock; par value $.0001 per share;
       4,000,000 shares authorized; 4,000,000 shares issued and
       outstanding                                                         --
     Warrants to purchase common stock
       Public Warrants                                                473,000
       Class A Warrants                                            11,290,000
       Class B Warrants                                             4,632,000
     Additional paid-in capital                                   35 ,652,000
     Deficit accumulated during the development stage             (30,953,000)
                                                                 -------------
          Total stockholders' equity                               21,095,000
                                                                 -------------
          Total liabilities and stockholder's equity              $30,825,000
                                                                 -------------


                 See accompanying notes to financial statements

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                             Statement of Operations

                                                                                  Period from
                                                                                January 26, 1990
                                                        Year Ended               (inception) to
                                                       December 31,               December 31,
                                             ---------------------------------------------------------
                                                  1996             1997               1997
                                             ---------------------------------------------------------
Interest income                                    $110,000        $1,273,000           $1,443,000
Other income                                         23,000           105,000              815,000
                                             ---------------------------------------------------------
                                                    133,000         1,378,000            2,258,000
Cost and expenses:
     Research and development costs                      --         4,813,000           18,449,000
     Preoperating costs                                  --                --              282,000
     General and administrative
         expenses                                 1,927,000         2,644,000           10,034,000
     Loss on disposal of assets                          --           385,000              742,000
     Interest expense                               652,000           161,000            2,001,000
     In-process research and development
         acquired                                        --                --              761,000
                                             ---------------------------------------------------------
                                                  2,579,000         8,003,000           32,269,000
                                             ---------------------------------------------------------
Loss before extraordinary item                   (2,446,000)       (6,625,000)         (30,011,000)
Extraordinary loss on retirement of
     Bridge Notes                                  (942,000)               --             (942,000)
                                             ---------------------------------------------------------
Net Loss                                        $(3,388,000)      $(6,625,000)        $(30,953,000)
                                             ---------------------------------------------------------
Loss per share before extraodinary item              $(.98)            $(.74)
Extraordinary loss per share on
  retirement of Bridge Notes                          (.38)                --
                                             -----------------------------------
Net loss per share                                  $(1.36)            $(.74)
                                             -----------------------------------
Weighted average number of shares
     outstanding                                  2,499,000         8,900,000
                                             -----------------------------------





                 See accompanying notes to financial statements.

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                        Statement of Stockholders' Equity

                                                                  Common Stock
                                            -----------------------------------------------------------------------
                           Preferred Stock       Class A          Class B         Class E-1          Class E-2
                           ----------------------------------------------------------------------------------------
                            Shares  Amount   Shares    Amount  Shares   Amount  Shares   Amount   Shares     Amount
                           ----------------------------------------------------------------------------------------
Common stock issued                 $--                $--     418,094  $--     836,189    $--      836,189  $--
Common stock issued in
   exchange for in-
   process research and
   development                                                 201,494   --     402,988     --      402,988   --
Imputed interest on
   advances from
   stockholder (Note 6)
Net loss from inception
   to December 31, 1995
                           ----------------------------------------------------------------------------------------
Balance at December
   31, 1995                                                    619,588   --     1,239,177   --    1,239,177   --
Conversion of
  stockholder advances
   (Note 6)                                                    598,011   --     1,196,021   --    1,196,021   --
Conversion of officer
   loans (Note 6)                                              187,118   --       374,236   --      374,236   --
Stock issued in
   consideration for
   services in 1994,
   1995, and 1996                                              595,283   --     1,190,566   --    1,190,566   --
   (Note 7)
Imputed interest on
   advances from
   stockholder (Note 6)
Net proceeds from initial
   public offering of
   Units (Note 9)                            6,000,000  1,000
Net proceeds from
   exercise of over-
   allotment option
   (Note 9)                                    900,000     --
Warrants issued in
   connection with
   issuance of Bridge
   Notes (Note 9)
Net loss
                           -----------------------------------------------------------------------------------------
Balance at December
   31, 1996                 --       --      6,900,000  1,000  2,000,000  --    4,000,000    --   4,000,000   --
Adjustment to proceeds
  from initial public
  offering and exercise of
  overallotment option
Net Loss
                           -----------------------------------------------------------------------------------------
Balance at December
31, 1997                   --       $--      6,900,000 $1,000  2,000,000 $--    4,000,000   $--  4,000,000   $--
                           -----------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                  Statement of Stockholders' Equity (Continued)

                                                                                 Deficit
                                                                               Accumulated
                                                               Additional       During the
                            Public     Class A     Class B      Paid-In        Development
                            Warrants   Warrants    Warrants     Capital          Stage            Total
                           ----------------------------------------------------------------------------------------
Common stock issued         $--        $--         $--         $ 7,500,000      $--               $  7,500,000
Common stock issued in
   exchange for in-
   process research and
   development                                                     361,000                             361,000
Imputed interest on
   advances from
   stockholder (Note 6)                                            799,000                             799,000
Net loss from inception to
   December 31, 1995                                                              (20,940,000)     (20,940,000)
                           ----------------------------------------------------------------------------------------
Balance at December
   31, 1995                                                      8,660,000        (20,940,000)     (12,280,000)
Conversion of
  stockholder advances
   (Note 6)                                                     10,728,000                          10,728,000
Conversion of officer
   loans (Note 6)                                                  336,000                             336,000
Stock issued in
   consideration for
   services in 1994,
   1995, and 1996
   (Note 7)                                                      1,507,000                           1,507,000
Imputed interest on
   advances from
   stockholder (Note 6)                                             11,000                              11,000
Net proceeds from initial
   public offering of
   Units (Note 9)                        9,583,000  4,166,000   12,566,000                          26,316,000
Net proceeds from
   exercise of over-
   allotment option
   (Note 9)                              1,707,000    466,000    1,922,000                           4,095,000
Warrants issued in
   connection with
   issuance of Bridge
   Notes (Note 9)            473,000                                                                   473,000
Net loss                                                                         ( 3,388,000)      ( 3,388,000)
                           -----------------------------------------------------------------------------------------
Balance at December
   31, 1996                  473,000    11,290,000  4,632,000   35,730,000       (24,328,000)       27,798,000
Adjustment to proceeds
   from initial public
   offering and exercise of
   overallotment option                                            (78,000)                        (    78,000)
Net Loss                                                                         ( 6,625,000)      ( 6,625,000)
                           -----------------------------------------------------------------------------------------
Balance at December
31, 1997                     $473,000  $11,290,000 $4,632,000  $35,652,000      $(30,953,000)     $ 21,095,000
                           -----------------------------------------------------------------------------------------

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                             Statement of Cash Flows

                                                                                                       Period from
                                                                                                        January 26,
                                                                                                    1990 (inception) to
                                                                   Year Ended December 31,             December 31,
                                                           --------------------------------------------------------------
                                                                   1996                1997                1997
                                                           --------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                       $(3,388,000)        $(6,625,000)       $(30,953,000)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
       Noncash stock compensation expense                             590,000                   --          1,207,000
       Noncash interest expense                                       336,000                   --            336,000
       Cost of in-process research and development
           acquired                                                        --                   --            761,000
       Imputed interest on advances from stockholder                   11,000                   --            810,000
       Interest income from restricted cash invested                       --            (136,000)           (136,000)
       Extraordinary loss on retirement of Bridge Notes               942,000                   --            942,000
       Depreciation and amortization                                  327,000             386,000           2,200,000
       Loss on disposal of assets                                          --             385,000             742,000
       Changes in assets and liabilities:
             Increase in prepaid expenses and other current
                 assets                                                (5,000)           (104,000)           (259,000)
             Increase in other assets                                      --            (417,000)           (417,000)
             Increase (decrease) in accounts payable                 (107,000)            390,000             535,000
             Increase (decrease) in accrued liabilities              (403,000)            107,000             165,000
             Increase (decrease) in interest payable                 (235,000)                  --                 --
             Increase in deferred revenue                                  --             430,000             430,000
                                                            ------------------------------------------------------------
         Net cash used in operating activities                     (1,932,000)         (5,584,000)        (23,637,000)
                                                            ------------------------------------------------------------
Cash flows from investing activities:
    Increase in construction in progress                                   --            (446,000)           (446,000)
    Proceeds from insurance claims upon loss of aircraft                   --                   --             30,000
    Proceeds from disposal of assets                                       --               3,000               3,000
    Capital expenditures                                               (6,000)           (804,000)         (4,651,000)
    Purchase of certificate of deposit                                 (2,000)         (1,049,000)         (1,061,000)
    Purchase of investments                                        (2,026,000)         (6,611,000)         (8,637,000)
    Proceeds from sale of investments                                      --           4,124,000           4,124,000
    Restricted cash from long term debt                                    --          (8,500,000)         (8,500,000)
                                                             -----------------------------------------------------------
            Net cash used in investing activities                  (2,034,000)        (13,283,000)        (19,138,000)
                                                             -----------------------------------------------------------
Cash flows from financing activities:
   Adjustment to net proceeds from initial public offering and
     exercise of over-allotment option                                     --             (78,000)            (78,000)
   Proceeds from long term debt                                            --           8,500,000           8,500,000
   Restricted cash collateral for long term debt                           --          (8,500,000)         (8,500,000)
   Advances from stockholder                                               --                   --         10,728,000
   Proceeds from issuance of common stock prior to
       initial public offering                                             --                   --          7,500,000
   Net proceeds from initial public offering and exercise
       of over-allotment option                                    30,411,000                   --         30,411,000
   Net proceeds from bridge financing                               6,195,000                   --          6,195,000
   Repayment of bridge financing                                   (7,000,000)                  --         (7,000,000)
   Repayment of obligation under capital leases                       (19,000)                  --            (40,000)
   Proceeds from loans from officer                                   176,000                   --            336,000
   Repayment of bank notes                                           (900.000)                  --                 --
   Repayment of loans from SIDA Corporation                          (110,000)                  --                 --
   Repayment of other short-term loans                               (565,000)                  --                 --
                                                                 ----------------------------------------------------------
      Net cash provided (used in) by financing activities          28,188,000         (    78,000)         48,052,000
                                                                 ----------------------------------------------------------
Net increase (decrease) in cash and cash equivalents               24,222,000         (18,945,000)          5,277,000
Cash and cash equivalents at beginning of period                           --          24,222,000                  --
                                                                 ----------------------------------------------------------
Cash and cash equivalents at end of period                        $24,222,000        $  5,277,000        $  5,277,000
                                                                 ----------------------------------------------------------
Supplemental cash flow information:
   Cash paid for interest                                             540,000             161,000             855,000
Supplemental disclosure of noncash investing and
financing activities:
   Stockholder advances converted to common stock                  10,728,000                              10,728,000
   Loans from officer converted to common stock                       336,000                                 336,000
   Common stock issued for noncash consideration
       and compensation                                             1,507,000                               1,507,000
   Liabilities assumed from ASI                                                                               400,000
   Common stock issued for in-process research
        and development acquired                                                                              361,000
   Equipment acquired under capital leases                                                                     40,000
   Deposit surrendered as payment for rents due                                                                80,000

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements


1.       The Company

         Advanced Aerodynamics & Structures, Inc. (the "Company" or "AASI") was incorporated in California on January 26, 1990. The Company is in the development stage of designing a multi-purpose light aircraft. The present design of the aircraft is based on Pratt & Whitney designed engines. The Company's ability to manufacture aircraft to its present design is dependent on its having access to such engines.

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

         In July 1996, the Company reincorporated by merging with a newly formed corporation in Delaware (the "reincorporation"). In connection with the reincorporation, the Company: (i) increased the authorized capital of the Company to 63,000,000 shares of $.0001 par value common stock, of which 45,000,000 were designated Class A Common Stock, 10,000,000 were designated Class B Common Stock, 4,000,000 were designated Class E-1 Common Stock and 4,000,000 were designated Class E-2 Common Stock (Note
         8); and (ii) authorized 5,000,000 shares of $.0001 par value preferred stock. Each issued and outstanding share of common and preferred stock at the time of the reincorporation was exchanged into approximately .0557 share of Class B common stock, approximately .1115 share of Class E-1 common stock and approximately .1115 share of Class E-2 common stock (the "recapitalization"). All share and per share data have been retroactively restated to reflect the recapitalization.

         In November 1996, the Company increased the number of authorized shares of Class A Common Stock to 60,000,000.

         The Company is a development stage enterprise. On December 3, 1996 the Company successfully completed an initial public offering (Note 9) to finance the continued development, manufacture and marketing of its product to achieve commercial viability. The net proceeds of the offering were and will be used to amend its Federal Aviation Administration ("FAA") Type Certificate for technical revisions to its product, to obtain a FAA Production Certificate for its product, to repay borrowings under a bridge loan (Note 9), to expand the Company's sales and marketing efforts, to establish a new manufacturing facility, and to acquire production materials and additional tooling and equipment.

2.       Summary of significant accounting policies

         Reclassification

         Certain previously reported amounts have been reclassified to conform to the 1997 presentation.

         Research and development costs

         All costs incurred in the design, testing, and certification of aircraft being developed by the Company (including cost of in-process research and development acquired) are expensed as incurred.

         Preoperating costs

         Preoperating costs are expensed as incurred.

         Advertising expense

         Advertising costs are expensed as incurred

         Cash equivalents

         Cash equivalents represent short-term, highly liquid instruments that have original maturities of three months or less and are readily convertible to cash. Such investments consist primarily of a money market account, short term government funds, and short term commercial paper. The cost of such investments approximates fair value at December 31, 1997.

         Fair Value of Financial Instruments

         The fair value of substantially all financial instruments of the Company approximates their carrying value in the aggregate due to their short-term maturity and/or prevailing market interest rates.

         Investments

         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment income.

         The Company's equity securities are classified as "available-for-sale" and are reported at their fair market value as determined by the quoted market price. Any unrealized holding gains or losses are reported as a separate component of stockholders' equity. The Company's investment strategies consider safety of principal, availability of funds and maximum return on investment.

         Due to the relative short term nature of the equity securities, the fair market value approximates cost at December 31,1997 and no unrealized gains or losses have been reported in stockholders equity. The cost of investments sold is determined on the specific identification method.

         Property and equipment

         Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of ten years for machinery and equipment and 3-5 years for office furniture and equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease.

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

         Per share information

         In February 1997, the FASB issued Statement 128, Disclosures about Earnings per Share, which establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The statement is effective for financial statements issued for periods ending after December 15, 1997. Previously reported net losses per share were reported based on weighted average common stock outstanding and therefore the amounts are the same as under FAS No. 128.

         The following table sets forth the computation of basic loss per share:

                                                      1996          1997
                                                 ----------------------------
          Numerator
               Loss before extraordinary item     $(2,446,000)  $(6,625,000)
                                                 ----------------------------

          Denominator
               Weighted average shares of Class
                 B Shares                           2,000,000     2,000,000
               Weighted average shares of Class
                 A shares                             499,000     6,900,000
                                                 ----------------------------
               Denominator for basic loss per
                 share - weighted average shares    2,499,000     8,900,000
                                                 ----------------------------
               Basic loss per share               $     (0.98)   $    (0.74)
                                                 ----------------------------

         Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, loss per share in 1996 has been restated to exclude the effect of Bridge warrants because their inclusion is anti-dilutive.

         Accounting  Pronouncements.

         The financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which is effective for fiscal years begninning after December 15, 1997; and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997.

         SFAS No. 130 requirest that all items that are requried to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Currently, the changes in unrealized gains and losses from investments would be the Company's only component of comprehensive income. The Company currently plans to adopt this standard in fiscal 1998.

         SFAS No. 131 requires a public enterprise to report financial and descriptive information about its reportable operating segments based upon the way management organizes segments within the enterprise for making operating decisions and assessing performances. The Company has only one segment and plans to adopt the standard in fiscal 1998.

         In March 1998, the AICPA issued SOP 98-1, Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use. The SOP is effective for the Company beginning on January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use. The Company currently expenses such costs as incurred. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position.

3.       Property and equipment

         Property and equipment consist of the following:


                                                            December 31, 1997
                                                            -----------------

             Office furniture and equipment                      $571,000
             Machinery and equipment                            2,556,000
                                                             ----------------
             Gross property and equipment                       3,127,000
             Accumulated depreciation and amortization         (1,411,000)
                                                             -----------------
             Property and equipment, net                       $1,716,000
                                                             -----------------

         Effective January 1, 1996, the Company adopted Statement on Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, SFAS No. 121 requires that certain long-lived assets be reported at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 121 did not have a material impact on the Company's financial position, results of operations or liquidity.

4.       Income taxes

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statements purposes and the amounts used for income tax purposes.

         Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 are as follows:


          Deferred tax assets:
          Federal net operating loss                       $9,320,000
          State net operating loss                            643,000
          Research & Development Credits                    1,898,000
          Other                                                16,000
                                                          -----------
          Total deferred tax assets                        11,877,000

          Deferred tax liabilities:
          Tax over book depreciation                          388,000
                                                          -----------
          Total net deferred tax assets                    11,489,000
          Valuation allowance                             (11,489,000)
                                                          -----------
                                                          $        --
                                                          -----------

         At December 31, 1997, the Company had U.S. Federal and California state net operating loss ("NOL") carryforwards of approximately $27 million and $6 million, respectively. Federal NOLs will, if unused, expire in varying amounts in the years 1998through 2017. California NOLs, if unused, will expire in varying amounts from 1998 through 2002.

         At December 31, 1997, the Company had Federal and California research and development ("R&D") credit carryforwards of approximately $1,356,000 and $542,000, respectively. The Federal R&D credit carryforwards will expire in the years 2004 through 2009. The California R&D credit carryforwards can be carried forward indefinitely.

         The provision for income taxes are as follows:


                                                         December 31,
                                                      ----------------
                                                            1997
                                                      ----------------
         Deferred:
              Federal                                   (2,199,000)

              State                                        177,000
                                                      ----------------
              Total deferred                            (2,022,000)
         Change in valuation allowance                  (2,022,000)
                                                      ----------------
                                                           $  --
                                                      -----------------

         Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation if a change in the Company's ownership should occur as defined by Section 382 and Section 383 of the Internal Revenue Code.

         As a result of the Company's operating losses, no income tax provision has been recorded in 1996.

5.       Investments

         The   contractual   maturities   of  debt   securities   classified  as
         held-to-maturity, which consist of United States corporation bonds, as of December 31, 1997 are as follows:

                  Maturities                           Fair Value

                  Within one year                      $4,156,000
                  After one year through five years       357,000
                                                       ----------
                                                       $4,513,000
                                                       ----------

         Debt and equity securities classified as cash equivalents as of December 31, 1997 are as follows:

                  Short Term Government Fund           $2,999,000
                  Commercial Paper                      1,506,000
                                                       ----------
                                                        4,505,000
                                                       ----------

6.       Debt and related party transactions

         In 1993 and 1994, the Company obtained loans from SIDA Corporation (Note 7) in the aggregate principal amount of $110,000, bearing interest at 12% per annum. These loans, together with accrued interest of $31,000, were repaid from the proceeds of the Bridge Notes (Note 9).

         In 1994, the Company received loans in the aggregate principal amount of $565,000, bearing interest at 12% per annum, from four individuals who were at the time not affiliated with the Company. One such individual became a director of the Company in June 1996. These loans, together with accrued interest of $161,000, were repaid with the proceeds of the Bridge Notes (Note 9).

         In 1994 and 1995, the Company obtained loans from a bank in the aggregate principal amount of $900,000, bearing interest at the prime rate plus 1.5%. These loans, together with accrued interest of $15,000, were repaid with the proceeds of the Bridge Notes (Note 9).

         In 1995 and through August 1996, an officer of the Company made loans to the Company in the aggregate principal amount of $562,000 bearing interest at 12% per annum. In May 1996, $336,000 of such loans were converted into 187,118 shares of Class B Common Stock and 374,236 shares each of Class E-1 and Class E-2 Common Stock. The remaining $226,000 principal amount of these loans, together with accrued interest of $36,000, was repaid with the proceeds of the Bridge Notes (Note 9).

         On December 23, 1993, the Company entered into an agreement with a stockholder to convert the advances from such stockholder aggregating $10,478,000 at that date into 584,074 shares of Class B Common Stock, and 1,168,148 shares each of Class E-1 and Class E-2 Common Stock. The Company issued these shares in June 1996. Interest expense was not recorded on these advances subsequent to December 23, 1993 due to the intent to convert the advances into stockholders' equity. In 1994, the stockholder provided additional advances aggregating $250,000, which were converted into 13,937 shares of Class B Common Stock and 27,873 shares each of Class E-1 and Class E-2 Common Stock in June 1996. Based on prevailing market rates, imputed interest of $11,000 in 1996, and $810,000 for the period from January 26, 1990 (inception) to December 31, 1996 on the advances was charged to expense and credited to additional paid-in capital.

         The Company is in the process of constructing it's new manufacturing and administrative facility in Long Beach, California. The financing for this project is the Company's obligation under a loan agreement in connection with industrial development bonds issued by the California Economic Development Financing Authority. The principal balance outstanding at December 31, 1997 is $8,500,000. The loan bears interest at a floating rate (4.25% at December 31, 1997) with a maximum rate of 12%, set weekly, until conversion to a fixed rate, at the option of the Company for the remaining term of the agreement. As of December 31, 1997, the Company has not exercised that option. The Company also has an option to redeem the bonds prior to maturity at the redemption price of 100% of the principal amount plus any accrued interest outstanding. At December 31, 1997, the Company has established in the trustee's favor a bank letter of credit for the principal amount of $8,500,000, plus 45 days accrued interest on the bonds, which is secured by $8,500,000 of Company restricted cash. The portion of the borrowings not yet expended for construction at December 31, 1997 ($8,327,000) and accrued interest on the unused borrowings ($136,000) was held in trust and classified as restricted cash on the balance sheet. The bonds mature August 1, 2027 at which time all outstanding amounts become due and payable.

7.       Commitments, contingencies and employment agreements

         In January 1990, the Company entered into a five-year management services agreement (the "1990 Agreement") with SIDA Corporation, the stockholders of which were also minority stockholders of the Company. During the period from January 26, 1990 (inception) to December 31, 1996, the Company incurred $700,000 of service fees (including $12,000 in 1995) pursuant to this agreement. Unpaid service fees of $259,000, together with accrued interest of $64,000, were repaid from the proceeds of the Bridge Notes (Note 9).

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

         In May 1996, the 1995 Agreement was terminated and renegotiated (see below). The following shares of Class B, Class E-1 and Class E-2 Common Stock were issued to the Company's President pursuant to the terms of the 1995 Agreement and in consideration of the termination thereof:


                                                Class B    Class E-1   Class E-2
                                              ----------------------------------

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

         On October 17, 1997 the Company entered into a Lease Agreement with the City of Long Beach, for approximately 10 acres of land located on the Long Beach Airport. The purpose of the lease is to effectuate the construction of an approximately 200,000 square foot manufacturing and headquarters facility. The lease commenced on January 14, 1998 and has a term of 30 years with an option to renew for an additional 10 years. The lease also contains options to lease other airport properties. The monthly rent under the lease is $4,500, which escalates to approximately $15,600 after 5 years. The aggregate minimum payments under the lease have been included in the table below.

         The Company leases its current office, manufacturing, and warehouse facilities for $18,351 on a monthly renewal basis.

         Future minimum rental payments applicable to non-cancelable operating leases as of December 31, 1997, are as follows:


         1998                                                   $   199,000
         1999                                                        71,000
         2000                                                        89,000
         2001                                                       109,000
         2002                                                       187,000
         Thereafter                                               4,669,000
                                                             --------------
         Net future minimum lease payments                       $5,324,000
                                                             --------------

         In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At December 31, 1997, the Company is not a party to any action which would have a material impact on its financial condition, operations or cash flows.

         The Company entered into an agreement with Commercial Developments International/West (Design/Builder) whereby Design/Builder shall design and build an approximately 200,000 square foot manufacturing and headquarters facility. The contract sum for this project is "Cost plus Fixed Fees" with a Guaranteed Maximum Price of $6,300,000, subject to the cost of change orders, if any. Any savings realized upon completion and acceptance of the project will be shared by the Design/Builder and the Company. The Company believes that the project will be completed in the third quarter of 1998.

8.       Stockholders' equity

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

         Class E-1 and E-2 Common Stock

         All shares of Class E-1 and Class E-2 Common Stock ("Performance Shares") are not transferable or assignable and may be converted into shares of Class B Common Stock in the event income before provision for income taxes, exclusive of any extraordinary earnings or losses, reaches certain targets over the next seven years, or if the market price of the Class A Common Stock reaches specified levels over the next three years. With respect to targeted earnings, Class E-1 Common Stock shares may be converted if pretax income exceeds $17.5 million in 1998, $22.5 million in 1999, $28.5 million in 2000, $36.0 million in
         2001, $45.00 million in 2002 and $56.0 million in 2003. Class E-2 Common Stock shares may be converted if pretax income exceeds $21.875 million in 1998, $28.125 million in 1999, $35.625 million in 2000,
         $45.0 million in 2001, $56.25 million in 2002 or $69.5 million in 2003.
         With respect to market price levels, the Class E-1 Common Stock shares may be converted if, commencing on December 3, 1996 and ending 18 months thereafter, the bid price of the Company's Class A Common Stock averages in excess of $14.00 per share for 30 consecutive business days, or commencing 18 months after December 33, 1996 and ending 36 months thereafter, the bid price averages $18.50 per share for 30 consecutive business days. Class E-2 Common Stock shares may be converted if commencing at December 3, 1996 and ending 18 months thereafter, the bid price of the Company's Class A Common Stock averages in excess of $18.00 per share for 30 consecutive business days or commencing 18 months after December 3, 1996 and ending 36 months thereafter, the bid price averages in excess of $23.00 for 30 consecutive business days.

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

         Stock options

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

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 (Statement 123), "Accounting for Stock Based Compensation", requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock opions equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.5% and 6.8% for 1997 and 1996, respectively; dividend yields of 0% for 1997 and 1996; volatility factors of the expected market price of the Company's common stock of .88 and .001 for 1997 and 1996, respectively; and a weighted average expected life of the option of 10 years and 5 years, for 1997 and 1996, respectively.

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

         Had the Company accounted for stock options granted in 1997 and 1996, using the fair value method at the date of grant, additional compensation expense would have been recorded and the pro forma effect would have been as follows:

                                                  Years Ended December 31,
                                                  1997                1996
                                             ---------------------------------
         Pro forma net loss                  $   6,748,000       $   3,393,000
         Pro forma net loss per share:       $         .76       $        1.36

         The weighted average fair value of options granted during 1996 and 1997 was $.73 and $2.57, per option, respectively. The weighted average exercise price for 1996 and 1997 was $5.00. The weighted average remaining contractual life of options outstanding is 9.20 years and
         9.67 years for 1997 and 1996, respectively.

         At December 31, 1997, options to purchase 80,000 shares of Class A Common Stock were available for future grants and 420,000 shares of Class A Common Stock were reserved for the exercise of options. Transactions under the Plan during the year ended December 31, 1996 and December 31, 1997 are summarized as follows:

                                                                 Weighted
                                              Shares         Average Exercise
                                                                  Price

          Outstanding at December 31, 1995     ---                 ---

                  Granted                      110,000             $5.00

                  Exercised                    ---                 ---

                  Canceled                     ---                 ---

          Outstanding at December 31, 1996     110,000             $5.00

                  Granted                      315,000             $5.00

                  Exercised                    ---                 ---

                  Canceled                      (5,000)            $5.00

          Outstanding at December 31, 1997     420,000             $5.00

         As of December 31, 1997 and 1996 21,000 and 0 options were exercisable at a weighted average exercise price of $5.00 per option.

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

10.      Employee Benefit Plan

         The Company has a 401(k) savings plan and a profit sharing plan, covering substantially all full time employees. The Company may make discretionary contributions, under the profit sharing plan, as authorized by the Board of Directors. The Company has not made any profit sharing contributions to the Plan.

                                    PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         During the quarter ended December 31, 1997, the Company filed a report on Form 8-K relating to the change of the Company's independent accountants.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information regarding directors and executive officers of the Company will appear in the Proxy Statement of the Annual Meeting of Stockholders and is incorporated herein by this reference. The Proxy Statement will be filed with the SEC within 120 days following December 31, 1999.

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

        Exhibit No.           Description

        *      3.1            Certificate of Incorporation
        **     3.2            Bylaws
        *      3.3            Amendment to Certificate of Incorporation
        *      4.1            Specimen Certificate of Class A Common Stock
        *      4.2            Warrant Agreement (including form of Class A and
                              Class B Warrant Certificates
        *      4.3            Form of Underwriter's Unit Purchase Option
        *      10.1           Form of Indemnification Agreement
        **     10.2           Amended 1996 Stock Option File
        *      10.3           Employment Agreement dated as of May 1, 1996
                              between the Company and Dr. Carl L. Chen
        *      10.4           Agreement of Merger dated July 16, 1996 between
                              Advanced Aerodynamics and Structures, Inc., a
                              California corporation, and Advanced Aerodynamics
                              & Structures, Inc., a Delaware corporation
        **     10.5           Lease dated December 19, 1996 between Olen
                              Properties Corp., a Florida corporation, and
                              the Company
        ***    10.6           Standard Sublease dated June 27, 1997 with Budget
                              Rent-a-Car of Southern California
        ***    10.7           Standard Sublease dated July 16, 1997 with Budget
                              Rent-a-Car of Southern California
        ***    10.8           Standard Industrial/Commercial Multi-Tenant Lease-
                              Gross dated March 12, 1997 with the Golgolab
                              Family Trust
        *****  10.9           Loan Agreement dated as of August 1, 1997 between
                              the Company and the California Economic
                              Development Authority
        *****  10.10          Indenture  of Trust  dated  as of  August  1,
                              1997 between  the Company  and the  California
                              Economic Development    Authority   and   First
                              Trust of California, National Association
        ****   10.11          Official Statement dated August 5, 1997
        *****  10.12          Letter of Credit issued by The Sumitomo Bank,
                              Limited

        *****  10.13          Reimbursement Agreement dated as of August 1, 1997
                              between the Company and the Sumitomo Bank, Limited
        *****  10.14          Purchase Contract dated August 1, 1997 by and
                              among Rauscher   Pierce  Refnes,   Inc.,  the
                              California Economic Development Authority and the
                              Treasurer of the  State  of  California,  and
                              approved  by  the Company
        *****  10.15          Remarketing Agreement dated as of August 1, 1997
                              between the Company and Rauscher Pierce Refnes,
                              Inc.
        *****  10.16          Blanket Letters of Representations of the
                              California Economic Development Authority and
                              First Trust of California, National Association
        *****  10.17          Tax Regulatory Agreement dated as of August 1,
                              1997 by and among the  California  Economic
                              Development Authority,   the   Company   and
                              First   Trust  of California, National Association
        *****  10.18          Custody, Pledge and Security Agreement dated as of
                              August 1, 1997 between the Company and The
                              Sumitomo Bank, Limited
        *****  10.19          Investment Agreement dated August 5, 1997 by and
                              between the Company and the Sumitomo Bank, Limited
        *****  10.20          Specimen Direct  Obligation Note between the
                              Company and the Sumitomo Bank, Limited
        ****   10.21          Lease Agreement dated October 17, 1997 between the
                              Company and the City of Long Beach
        ****   10.22          Construction Agreement dated October 29, 1997
                              between the Company and Commercial Developments
                              International/West
               27.            Financial Data Schedule

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

        ***** Incorporated by reference to the Company's Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 1997

        Reports on Form 8-K:

        During the quarter ended December 31, 1997, the Company filed a report on Form 8-K relating to the change of the Company's independent accountants.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1998                 ADVANCED AERODYNAMICS & STRUCTURES, INC.


                                       By:  /s/ Carl L. Chen
                                            Carl L. Chen, President


              Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                            Title                          Date


/s/ Carl L. Chen         President, Chief Executive Officer,   March 31, 1998
-----------------------  and Chairman of the Board
Carl L. Chen

/s/ Gene Comfort         Executive Vice President,             March 31, 1998
-----------------------  Secretary and Director
Gene Comfort

/s/ Dave Turner          Vice President - Finance and Chief    March 31, 1998
-----------------------  Financial Officer
Dave Turner

/s/ C.M. Cheng           Director                              March 31, 1998
-----------------------
C.M. Cheng

/s/ Steve Gorlin         Director                              March 31, 1998
-----------------------
Steve Gorlin

/s/ Jim Lovell           Director                              March 31, 1998
-----------------------
Jim Lovell

/s/ S.B. Lai             Director                              March 31, 1998
-----------------------
S.B. Lai