Form 10QSB
period 1998-03-31
ADVANCED AERODYNAMICS & STRUCTURES INC/
filed 1998-05-15
CIK 1019825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(Mark One)
   [x]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                 YES [X] NO [ ]

         As of May 15, 1998, the issuer had outstanding 6,999,676 shares of Class A Common Stock, 1,900,324 shares of Class B Common Stock, 4,000,000 shares of Class E-1 Common Stock and 4,000,000 shares of Class E-2 Common stock.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.

                                TABLE OF CONTENTS

    ITEM

    PART I.         FINANCIAL INFORMATION

    Item 1.         Financial Statements
    Item 2.         Results of Operations

    PART II.        OTHER INFORMATION

     PART I. FINANCIAL INFORMATION

     Item 1. FINANCIAL STATEMENTS

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)


                                  Balance Sheet
                                   (unaudited)

                                                             March 31, 1998
                                                          --------------------
                                     Assets

Current assets:
     Cash and cash equivalents                                 $4,916,000
     Certificate of deposit                                     1,061,000
     Short term investments                                     3,288,000
     Prepaid expenses and other current assets                    336,000
                                                          --------------------
              Total current assets                              9,601,000

Restricted cash                                                16,862,000
Property and equipment, net                                     1,679,000
Construction in progress                                          489,000
Other assets                                                      604,000
                                                          ====================
               Total assets                                   $29,235,000
                                                          ====================





                 See accompanying notes to financial statements.

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                            Balance Sheet (continued)
                                   (unaudited)

                                                            March 31, 1998
                                                      -------------------------

                      Liabilities and Stockholders' Equity

Current liabilities:

     Accounts payable                                          $322,000
     Accrued  liabilities                                       610,000
                                                      -------------------------
         Total current liabilities                              932,000

Long term debt                                                8,500,000

Deferred revenue                                                950,000
                                                      -------------------------
         Total liabilities                                   10,382,000
                                                      -------------------------
Stockholders' equity

  Preferred Stock, par value $.0001 per share;
    5,000,000 shares authorized; no shares
    issued and outstanding                                            --
  Class A Common Stock, par value $.0001 per share;
    60,000,000 shares authorized; 6,999,676 shares
    issued and outstanding                                         1,000
  Class B Common Stock, par value $.0001 per share;
    10,000,000 shares  authorized;  1,900,324 shares
    issued and outstanding                                            --
  Class E-1 Common Stock, par value $.0001 per share;
    4,000,000 shares authorized; 4,000,000 shares
    issued and outstanding                                            --
  Class E-2 Common Stock, par value $.0001 per share;
    4,000,000 shares authorized; 4,000,000 shares
    issued and outstanding                                            --
  Warrants to purchase common stock:
         Public Warrants                                         473,000
         Class A Warrants                                     11,290,000
         Class B Warrants                                      4,632,000

     Additional paid-in capital                               35,652,000
     Deficit accumulated during the development stage        (33,195,000)
                                                      -------------------------
         Total stockholders' equity                           18,853,000
                                                      =========================
         Total liabilities and stockholders' equity          $29,235,000
                                                      =========================



                 See accompanying notes to financial statements.

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                             Statement of Operations
                                   (unaudited)

                                                 Three Months Ended               Period from
                                                     March 31,                    January 26,
                                                                                1990 (inception)
                                                                                  To March 31,
                                              1997               1998                 1998
                                        ------------------ ------------------ ---------------------
Interest income                                  $289,000           $305,000            $1,748,000
Other income                                        1,000             30,000               845,000
                                        ------------------ ------------------ ---------------------
                                                  290,000            335,000             2,593,000
Costs and expenses
  Research and development costs                  326,000          1,621,000            20,070,000
  Preoperating costs                                   --                 --               282,000
  General and administrative expenses             481,000            877,000            10,911,000
  Loss on disposal of assets                        2,000                 --               742,000
  Interest expenses                                    --             79,000             2,080,000
  In-process research and development
  acquired                                             --                 --               761,000
                                        ------------------ ------------------ ---------------------
                                                  809,000          2,577,000            34,846,000
                                        ------------------ ------------------ ---------------------
Loss before extraordinary item                  (519,000)        (2,242,000)          (32,253,000)
Extraordinary loss on retirement of
Bridge Notes                                           --                 --             (942,000)
                                        ------------------ ------------------ ---------------------
       Net loss                                 (519,000)        (2,242,000)          (33,195,000)
                                        ================== ================== =====================
Net loss per share                                 (0.06)             (0.25)
                                        ================== ================== =====================
Weighted average number of shares
outstanding                                     8,900,000          8,900,000
                                        ================== ================== =====================


                 See accompanying notes to financial statements.

                     Advanced Aerodynamics & Structure, Inc.
                        (A Development Stage Enterprise)

                        Statement of Stockholders' Equity
                                   (unaudited)

                                                                                     Common Stock
                             Preferred Stock           Class A               Class B             Class E-1             Class E-2
                            Shares     Amount     Shares     Amount     Shares     Amount     Shares     Amount    Shares    Amount
                           ---------- ---------- ---------- ---------- ---------- --------- ------------ -------- ---------- ------
Common stock issued                                                      418,094   $   --       836,189  $   --     836,189  $   --
Common stock issued in
  exchange for in-
  process research and
  development                                                            201,494       --       402,988      --     402,988      --
Imputed interest on
  advances from
  stockholder
Net loss from inception
  to December 31,1994
                           ---------- ---------- ---------- ---------- ---------- --------- ------------ -------- ---------- ------
Balance at December 31,
1994                                                                     619,588       --     1,239,177      --   1,239,177      --
Imputed interest on
  advances from
  stockholder
Net loss
                           ---------- ---------- ---------- ---------- ---------- --------- ------------ -------- ---------- ------
Balance at December 31,
1995                                                                     619,588       --     1,239,177      --   1,239,177      --
Conversion of
  stockholder advances                                                   598,011       --     1,196,021      --   1,196,021      --
Conversion of officer
  loans                                                                  187,118       --       374,236      --     374,236      --
Stock issued in
  consideration for
  services in 1994,
  1995 and 1996                                                          595,283       --     1,190,566      --   1,190,566      --
Imputed interest on
  advances from
  stockholder
Net proceeds from initial
  public offering of Units                       6,000,000     $1,000
Net proceeds from
  exercise of over-
  allotment option                                 900,000        --
Warrants issued in
  connection with
  issuance of Bridge
  Notes
Net loss
                           ---------- ---------- ---------- ---------- ---------- --------- ------------ -------- ---------- ------
Balance at December
 31, 1996                                        6,900,000     $1,000  2,000,000       --     4,000,000      --   4,000,000      --
Adjustment to proceeds
 from initial public
 offering and exercise
 of over-allotment option
Net loss
                           ---------- ---------- ---------- ---------- ---------- --------- ------------ -------- ---------- ------
Balance at December 31,
1997                                             6,900,000     $1,000  2,000,000       --     4,000,000      --   4,000,000      --
Conversion of Class B to
 Class A Common Stock                               99,676              (99,676)
Net loss
                           ---------- ---------- ---------- ---------- ---------- --------- ------------ -------- ---------- ------
Balance at March 31, 1998                        6,999,676     $1,000  1,900,324        --    4,000,000       --  4,000,000      --


                 See accompanying notes to financial statements

                     Advanced Aerodynamics & Structure, Inc.
                        (A Development Stage Enterprise)

                  Statement of Stockholders' Equity (continued)
                                   (unaudited)

                                                   Warrants
                                                                                        Deficit
                               Bridge                                                  Accumulated
                             Warrants to                                               During the
                              Purchase                                 Additional      Development
                            Common Stock      Class A     Class B    Paid-in Capital      Stage          Total
                           ---------------- ------------ ----------- ---------------- -------------- --------------
Common stock issued                                                       $7,500,000                    $7,500,000
Common stock issued in
  exchange for in-
  process research and
  development                                                                361,000                       361,000
Imputed interest on
  advances from
  stockholder                                                                776,000                       776,000
Net loss from inception
  to December 31,1994                                                                 $(19,252,000)  $(19,252,000)
                           ---------------- ------------ ----------- ---------------- -------------- --------------
Balance at December 31,
1994                                                                       8,637,000   (19,252,000)   (10,615,000)
Imputed interest on
  advances from
  stockholder                                                                 23,000                        23,000
Net loss                                                                                (1,688,000)    (1,688,000)
                           ---------------- ------------ ----------- ---------------- -------------- --------------
Balance at December 31,
1995                                                                       8,660,000   (20,940,000)   (12,280,000)
Conversion of
  stockholder advances                                                    10,728,000                    10,728,000
Conversion of officer
  loans                                                                      336,000                       336,000
Stock issued in
  consideration for
  services in 1994,
  1995 and 1996                                                            1,507,000                     1,507,000
Imputed interest on
  advances from
  stockholder                                                                 11,000                        11,000
Net proceeds from initial
  public offering of Units                   $9,583,000  $4,166,000       12,566,000                    26,316,000
Net proceeds from
  exercise of over-
  allotment option                            1,707,000     466,000        1,922,000                     4,095,000
Warrants issued in
  connection with
  issuance of Bridge Notes        $473,000                                                                 473,000
Net loss                                                                                (3,388,000)    (3,388,000)
                           ---------------- ------------ ----------- ---------------- -------------- --------------
Balance at December
 31, 1996                         $473,000  $11,290,000  $4,632,000      $35,730,000  $(24,328,000)    $27,798,000
Adjustment to proceeds
 from initial public
 offering and exercise
 of over-allotment option                                                   (78,000)                      (78,000)
Net loss                                                                                (6,625,000)    (6,625,000)
                           ---------------- ------------ ----------- ---------------- -------------- --------------
Balance at December 31,
1997                              $473,000  $11,290,000  $4,632,000      $35,652,000  $(30,953,000)    $21,095,000
Conversion of Class B to
 Class A Common Stock                                                                                           --
Net loss                                                                                (2,242,000)    (2,242,000)
                           ---------------- ------------ ----------- ---------------- -------------- --------------
Balance at March 31, 1998         $473,000  $11,290,000  $4,632,000      $35,652,000  $(33,195,000)     18,853,000


                 See accompanying notes to financial statements

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                             Statement of Cash Flows
                                   (unaudited)

                                                                                                         Period from
                                                                                                         January 26,
                                                                      Three Months Ended             1990 (inception) to
                                                                           March 31,                      March 31,
                                                                   1997                1998                 1998
                                                            ------------------- -------------------- --------------------
Cash flows from operating activities:
   Net loss                                                         $(519,000)          (2,242,000)         (33,195,000)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
   Noncash stock compensation expense                                                                          1,207,000
   Noncash interest expense                                                                                      336,000
   Cost of in-process research and development acquired                                                          761,000
   Imputed interest on advances from stockholder                                                                 810,000
   Interest income from restricted cash invested                                          (107,000)            (243,000)
   Extraordinary loss on retirement of Bridge Notes                                                              942,000
   Depreciation and amortization                                        79,000              100,000            2,300,000
   Loss on disposal of assets                                            2,000                                   742,000
   Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses and
       other current assets                                            (5,000)              304,000               45,000
     (Increase) decrease in other assets                                                  (187,000)            (604,000)
     Increase (decrease) in accounts payable                          (69,000)            (213,000)              322,000
     Increase (decrease) in accrued liabilities                         65,000              345,000              510,000
     Increase in deferred revenue                                       10,000              520,000              950,000
                                                            ------------------- -------------------- --------------------
       Net cash used in operating activities                         (437,000)          (1,480,000)         (25,117,000)
                                                            ------------------- -------------------- --------------------
Cash flows from investing activities:
     Restricted cash from long term debt                                                                     (8,500,000)
     Increase in construction in progress                                                  (43,000)            (489,000)
     Proceeds from insurance claims upon loss of aircraft                                                         30,000
     Proceeds from disposal of assets                                    3,000                                     3,000
     Capital expenditures                                            (265,000)             (63,000)          (4,714,000)
     Purchase of certificate of deposit                            (1,000,000)                               (1,061,000)
     Purchase of marketable securities                                                                       (8,637,000)
     Proceeds from sale of marketable securities                     1,525,000            1,225,000            5,349,000
                                                            ------------------- -------------------- --------------------
       Net cash provided by (used in) investing activities             263,000            1,119,000          (18,019,000)
                                                            ------------------- -------------------- --------------------
Cash flows from financing activities:
     Adjustment to net proceeds from initial public
       offering and exercise of over-allotment option                                                            (78,000)
     Proceeds from long term debt                                                                              8,500,000
     Restricted cash collateral for long term debt                                                            (8,500,000)
     Advances from stockholder                                                                                10,728,000
     Proceeds from issuance of common stock prior to
       initial public offering                                                                                 7,500,000
     Net proceeds from initial public offering and
       exercise of over-allotment option                                                                      30,411,000
     Net proceeds from bridge financing                                                                        6,195,000
     Repayment of bridge financing                                                                           (7,000,000)
     Repayment of obligation under capital leases                                                               (40,000)
     Proceeds from loans from officer                                                                            336,000
                                                            ------------------- -------------------- --------------------
       Net cash provided by financing activities                            --                   --           48,052,000
                                                            ------------------- -------------------- --------------------
Net increase (decrease) in cash and cash equivalents                 (174,000)            (361,000)            4,916,000
Cash and cash equivalents at beginning of period                    24,222,000            5,277,000                   --
                                                            =================== ==================== ====================
Cash and cash equivalents at end of period                          24,048,000            4,916,000            4,916,000
                                                            =================== ==================== ====================

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                       Statement of Cash Flows (continued)
                                   (unaudited)


                                                                                                         Period from
                                                                                                         January 26,
                                                                      Three Months Ended             1990 (inception) to
                                                                           March 31,                      March 31,
                                                                   1997                1998                 1998
                                                            ------------------- -------------------- --------------------
     Supplemental cash flow information:
       Cash paid for interest                                                                $79,000           $ 934,000
     Supplemental disclosure of noncash investing and
     financing activities:
       Stockholder advances converted to common stock                                                       $ 10,728,000
       Loans from officer converted to common stock                                                            $ 336,000
       Common stock issued for noncash
          consideration and compensation                                                                     $ 1,507,000
       Liabilities assumed from ASI                                                                            $ 400,000
       Common stock issued for in-process research
          and development acquired)                                                                            $ 361,000
       Equipment acquired under capital leases                                                                  $ 40,000
       Deposit surrendered as payment for rents due                                                             $ 80,000

                 See accompanying notes to financial statements

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)


                          Notes to Financial Statements


1.       General

         In the opinion of the Company's management, the accompanying unaudited financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for any other interim period or the full year.

         The financial information in this quarterly report should be read in conjunction with the audited December 31, 1997 financial statements and notes thereto included in the Company's annual report filed on Form 10-KSB.

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

2.       Net Loss Per Share

         The Company's net loss per share was computed based on the weighted average number of shares of common stock outstanding during the three month period ended March 31, 1997 and 1998 and excludes all outstanding shares of Class E-1 and Class E-2 Common Stock because the conditions for the lapse of restrictions on such shares have not been satisfied. There is no difference between the loss per share amounts computed for basic and dilutive purposes because the impact of options and warrants outstanding are anti-dilutive.

3.       Industrial Development Bonds

         On August 5, 1997, the Company entered into a loan agreement in connection with industrial development bonds issued by the California Economic Development Financing Authority. The Company has established in the trustee's favor a bank letter of credit for the principle amount of $8,500,000, plus 45 days accrued interest on the bonds, which is secured by $8,500,000 of Company restricted cash. The bonds mature August 1, 2027 at which time all outstanding amounts become due and payable. The Company will use the proceeds from the IDBs to finance the construction and installation of a 200,000 square foot manufacturing facility and related manufacturing equipment.


4.       Land Lease for Manufacturing and Headquarters Facility

         On October 17, 1997 the Company entered into an agreement with the City of Long Beach for approximately 10 acres of land located on the Long Beach Airport. The purpose of the lease is to effectuate the construction of an approximately 200,000 square foot manufacturing and headquarters facility. The Lease term commenced on January 14, 1998 and has a term of 30 years with an option to renew for an additional 10 years. The lease also contains options to lease other airport properties. The monthly rent under the lease is $4,500, which escalates to $15,600 after 5 years.

5.       Contract to Construct a Manufacturing and Headquarters Facility

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

6.       Conversion of Shares

         In February of 1998 a shareholder of the Company converted 99,676 shares of Class B Common Stock to 99,676 shares of Class A Common Stock. The conversion resulted in an increase in Class A Common Stock to 6,999,676 and a decrease in the number of outstanding shares of Class B Common Stock to 1,900,324. This transaction had no impact on earnings per share as both classes of shares are included in the calculation of weighted average number of common stock outstanding.

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

     Prior to commencing commercial sales of the JETCRUZER 500, the Company will need to, among other things, complete the development of the aircraft, obtain the requisite regulatory approvals, establish an appropriate manufacturing facility, hire additional engineering and manufacturing personnel and expand its sales and marketing efforts. The Company estimates that the cost to complete development of the JETCRUZER 500 and obtain an amendment of its FAA Type Certificate will be approximately $5,000,000. This amount includes the cost of equipment and tooling, static and flight testing of the aircraft and the employment of the necessary personnel to build and test the aircraft.

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

     * To establish an appropriate manufacturing facility ("New Faciliy") capable of producing the JETCRUZER 500 on a commercial scale, including the establishment of a production line in such facility, and the acquisition of production inventory and additional equipment, tooling and computer hardware and software systems.

     *    To  obtain  a  production   certificate  from  the  FAA  and  commence
          commercial production of the JETCRUZER 500.

     * To increase its engineering, manufacturing and administrative staff in anticipation of increased development and production activities.

     The Company believes that the net proceeds from the Company's initial public offering ("IPO") of stock in December 1996 will be sufficient to finance its plan of operations through approximately the first quarter of 1999, based upon the current status of its business operations, its current plans and current economic and industry conditions. If the Company's estimates prove to be incorrect, however, then during such period the Company may have to seek additional sources of financing, reduce operating costs and/or curtail growth plans.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)




Liquidity and Capital Resources

     At March 31, 1998, the Company had working capital of $8,669,000 and stockholders' equity of $18,853,000. Since its inception in January 1990, the Company has experienced continuing negative cash flow from operations, which, prior to its IPO in December of 1996, resulted in the Company's inability to pay certain existing liabilities in a timely manner. The Company has financed its operations through private funding of equity and debt and its IPO in December of 1996.

     The Company also expects to continue to incure losses until such time, if ever, as it obtains regulatory approval for the JETCRUZER 500 and related production processes and market acceptance for its proposed aircraft at selling prices and volumes which provide adequate gross profit to cover operating costs and generate positive cash flow. The Company's working capital requirements will depend upon numerous factors, including the level of resources devoted by the Company to the scale-up of manufacturing and the establishment of sales and marketing capabilities and the progress of the Company's research and development program for the JETCRUZER 500 and other proposed aircraft.

     The Company expects that the net proceeds of the IPO in December 1996 will enable it to meet its liquidity and capital requirements at least through the first quarter of 1999, by which time the Company expects to have received a type certificate and a production certificate for the JETCRUZER 500 and commenced commercial production and sale of the JETCRUZER 500. Such proceeds are being, and will be used primarily for amendment of the Type Certificate, the purchase of equipment and tooling, the establishment of a manufacturing facility, and sales and marketing. The Company's capital requirements are subject to numerous contingencies associated with development stage companies. Specifically if delays are encountered in amending the current Type Certificate, the time and cost of obtaining such certification may be substantial, may render it impossible for the Company to complete such new or amended certification and may therefore have a material and adverse effect on the Company's operations. Further, if the Company has not completed the development of the JETCRUZER 500 or received the required regulatory approvals and successfully commenced commercial sales of its aircraft by the first quarter of 1999, the Company may require additional funding to fully implement its proposed business plan. The Company has no commitments from any third parties for any future funding, and there can be no assurance that the Company will be able to obtain financing in the future from bank borrowings, debt or equity financing or other sources on terms acceptable to the Company or at all. In the event necessary financing were not obtained, the Company would be materially and adversely affected and might have to cease or substantially reduce operations.

     The Company had no other material capital commitments at March 31, 1998 other than as discussed in this report. The Company intends to hire a number of additional employees and complete the New Facility, both of which will require substantial capital resources. The Company anticipates that it will hire approximately 50 employees over the next six months and 150 employees over the next twelve months, including engineers and manufacturing technicians necessary to produce its aircraft.

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

Financing of Manufacturing and Headquarters Facility

     The Company is in the process of construcing an approximately 200,000 square foot manufacturing and headquarters facility (the "New Facility"). The primary financing for this project is the Company's obligation under a loan agreement related to proceeds recieved from $8,500,000 in the issuance of industrial development bonds ("IDBs") by the California Economic Development Financing Authority. The Company was required to provide cash collateral to The Sumitomo Bank, Limited (the "Bank") in the amount of $8,500,000 for a stand by letter of credit in favor of the holders of the IBDs which expire on August 5, 2002, if not terminated by the Company or the Bank.

Item 2.  Changes in Securities

         In February of 1998, a shareholder of the Company converted 99,676 shares of Class B Common Stock to 99,676 shares of Class A Common Stock. The conversion resulted in an increase in the number of outstanding shares of Class A Common Stock from 6,900,000 to 6,999,676 and a decrease in the number of outstanding shares of Class B Common Stock from 2,000,000 to 1,900,324 shares.

Item 5.  Other Information

Stock Option Plan

     On March 2, 1998, the Board of Directors authorized the adoption of the 1998 Stock Option Plan the ratification of which will be subject to a shareholder vote at the Company's annual meeting to be held on July 20, 1998.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports of Form 8-K

         (a)      Exhibits:


Exhibit No.       Description
-------------------------------------------------------------------------------

*     3.1          Certificate of Incorporation
**    3.2          Bylaws
*     3.3          Amendment to Certificate of Incorporation
*     4.1          Specimen Certificate of Class A Common Stock
*     4.2          Warrant Agreement (including form of Class A and
                   Class B Warrant Certificates
*     4.3          Form of Underwriter's Unit Purchase Option
*    10.1          Form of Indemnification Agreement
**   10.2          Amended 1996 Stock Option Plan
*    10.3          Employment Agreement dated as of May 1, 1996 between
                   the Company and Dr.  Carl L. Chen
*    10.4          Agreement of Merger dated July 16, 1996 between
                   Advanced Aerodynamics and Structures, Inc.,
                   California corporation, and Advanced Aerodynamics
                   & Structures, Inc., a Delaware corporation
**   10.5          Lease dated December 19, 1996 between Olen
                   Properties Corp., a Florida corporation, and the Company
***  10.6          Standard Sublease dated June 27, 1997 with Budget
                   Rent-a-Car of Southern California
***  10.7          Standard Sublease dated July 16, 1997 with Budget
                   Rent-a-Car of Southern California
***  10.8          Standard Industrial/Commercial Multi-Tenant Lease-Gross
                   dated March 12, 1997 with the Golgolab Family Trust
*****10.9          Loan Agreement dated as of August 1, 1997 between the
                   Company and the California Economic Development Authoroity
*****10.10         Indenture of Trust dated as of August 1, 1997 between
                   the California Economic Development Authority and
                   First Trust of California, National Association
**** 10.11         Official Statement dated August 5, 1997
*****10.12         Letter of Credit issued by The Sumitomo Bank, Limited
*****10.13         Reimbursement Agreement dated as of August 1, 1997
                   between the Company and The Sumitomo Bank, Limited
*****10.14         Purchase Contract dated August 1, 1997 by and among
                   Rauscher Pierce Refnes, Inc., the California Economic
                   Development Authority and the Treasurer of the State
                   of California, and approved by the Company
*****10.15         Remarketing Agreement dated as of August 1,1997
                   between the Company and Rauscher Pierce Refnes, Inc.
*****10.16         Blanket Letters of Representations of the California
                   Economic Development Authority and First Trust of
                   California, National Association
*****10.17         Tax Regulatory Agreement dated as of August 1, 1997
                   by and among the California Economic Development
                   Authority, the Company and First Trust of California,
                   National Association
*****10.18         Custody, Pledge and Security Agreement dated as of August 1,
                   1997 between the Company and The Sumitomo Bank, Limited
*****10.19         Investment Agreement dated August 5, 1997 by and
                   between the Company and The Sumitomo Bank, Limited
*****10.20         Specimen Direct Obligation Note between the Company
                   and The Sumitomo Bank, Limited
**** 10.21         Lease Agreement dated October 17, 1997 between the
                   Company and the City of Long Beach
**** 10.22         Construction Agreement dated October 29,1997 between the
                   Company and Commercial Developments International/West
     27            Financial Data Schedule

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

   ****   Filed by paper  pursuant  to the  Company's  request  for a  temporary hardship exemption relating to its report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 1997.

   *****    Incorporated  by  reference to the  Company's  Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 1997.

     Reports on Form 8-K:

     None

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 1998                    ADVANCED AERODYNAMICS & STRUCTURES, INC.


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