Form 10QSB
period 1998-06-30
ADVANCED AERODYNAMICS & STRUCTURES INC/
filed 1998-08-14
CIK 1019825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(Mark One)
   [x]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                     YES [X]                      NO [   ]

         As of August 13, 1998, the issuer had outstanding 6,999,676 shares of Class A Common Stock, 1,900,324 shares of Class B Common Stock, 4,000,000 shares of Class E-1 Common Stock and 4,000,000 shares of Class E-2 Common stock.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.

                                      INDEX


    PART I.         FINANCIAL INFORMATION

    Item 1.         Financial Statements
    Item 2.         Plan of Operations

    PART II.        OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)


                                                           Balance Sheet
                                                            (unaudited)
                                                           -------------

                                                           June 30, 1998
                                                           -------------
Assets

Current assets:

     Cash and cash equivalents                              $3,704,000

     Certificate of deposit                                     12,000

     Short term investments                                  2,540,000

     Prepaid expenses and other current assets                 347,000
                                                            -------------
              Total current assets                           6,603,000

Restricted cash                                             15,326,000

Property and equipment, net                                  1,925,000

Construction in progress                                     2,334,000

Other assets                                                   595,000
                                                           --------------
               Total assets                                $26,783,000
                                                           ==============





                 See accompanying notes to financial statements.

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                            Balance Sheet (continued)
                                   (unaudited)

                                                            June 30, 1998
                                                            -------------

Liabilities and Stockholders' Equity

Current liabilities:

     Accounts payable                                          $498,000

     Accrued liabilities                                        299,000
                                                            ----------------
         Total current liabilities                              797,000

Long term debt                                                8,500,000

Deferred revenue                                                960,000
                                                            ----------------
         Total liabilities                                   10,257,000
                                                            ----------------

Stockholders' equity

     Preferred Stock, par value $.0001 per share; 5,000,000
         shares authorized; no shares issued and outstanding         --
     Class A Common Stock, par value $.0001 per share;
         60,000,000 shares authorized; 6,999,676 shares
         issued and outstanding                                   1,000
     Class B Common Stock, par value $.0001 per share;
         10,000,000 shares  authorized;  1,900,324 shares
         issued and outstanding
     Class E-1 Common Stock, par value $.0001 per share;             --
         4,000,000 shares authorized; 4,000,000 shares
         issued and outstanding                                      --
     Class E-2 Common Stock, par value $.0001 per share;
         4,000,000 shares authorized; 4,000,000 shares
         issued and outstanding                                      --
     Warrants to purchase common stock:

         Public Warrants                                        473,000

         Class A Warrants                                    11,290,000

         Class B Warrants                                     4,632,000

     Additional paid-in capital                              35,652,000

     Deficit accumulated during the development stage       (35,522,000)
                                                           --------------
         Total stockholders' equity                          16,526,000
                                                           ==============
         Total liabilities and stockholders' equity         $26,783,000
                                                           ==============



                 See accompanying notes to financial statements.

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                            Statements of Operations
                                   (unaudited)

                                                                                                            Period from
                                                                                                         January 26, 1990
                                               Three Months Ended              Six Months Ended           (inception) to
                                                    June 30,                       June 30,                  June 30,

                                               1997           1998            1997           1998              1998
                                          --------------- -------------- --------------- -------------- --------------------
Interest income                                 $352,000       $285,000        $641,000       $590,000           $2,033,000

Other income                                       6,000         63,000           7,000         93,000              908,000

                                          --------------- -------------- --------------- -------------- --------------------
                                                 358,000        348,000         648,000        683,000            2,941,000
                                          --------------- -------------- --------------- -------------- --------------------
Costs and expenses

  Research and development costs                 906,000      1,754,000       1,232,000      3,375,000           21,824,000

  Preoperating costs                                   -              -               -              -              282,000

  General and administrative expense             706,000        819,000       1,187,000      1,696,000           11,730,000

  Loss on disposal of assets                     104,000              -         106,000              -              742,000

  Interest expense                                     -        102,000               -        181,000            2,182,000

  In-process research and development
    acquired                                           -              -               -              -              761,000

                                          --------------- -------------- --------------- -------------- --------------------
                                               1,716,000      2,675,000       2,525,000      5,252,000           37,521,000

                                          --------------- -------------- --------------- -------------- --------------------
Loss before extraordinary item               (1,358,000)    (2,327,000)     (1,877,000)    (4,569,000)         (34,580,000)

Extraordinary loss on retirement of
  Bridge Notes                                         -              -               -              -            (942,000)

                                          --------------- -------------- --------------- -------------- --------------------
       Net loss                              (1,358,000)    (2,327,000)     (1,877,000)    (4,569,000)         (35,522,000)

                                          =============== ============== =============== ============== ====================
Net loss per common share                         (0.15)         (0.26)          (0.21)         (0.51)

                                          =============== ============== =============== ============== ====================
Weighted average number of common
  shares outstanding                           8,900,000      8,900,000       8,900,000      8,900,000
                                          =============== ============== =============== ============== ====================


                 See accompanying notes to financial statements.

                     Advanced Aerodynamics & Structure, Inc.
                        (A Development Stage Enterprise)

                        Statement of Stockholders' Equity
                                   (unaudited)

                                                                                     Common Stock
                             Preferred Stock           Class A               Class B             Class E-1             Class E-2
                            Shares     Amount     Shares     Amount     Shares     Amount     Shares     Amount    Shares     Amount
                           ---------- ---------- ---------- ---------- ---------- --------- ------------ -------- ---------- -------
Common stock issued                                                      418,094   $   --       836,189  $   --     836,189   $   --
Common stock issued in
  exchange for in-
  process research and
  development                                                            201,494       --       402,988      --     402,988       --
Imputed interest on
  advances from
  stockholder
Net loss from inception
  to December 31,1994
                           ---------- ---------- ---------- ---------- ---------- --------- ------------ -------- ---------- -------
Balance at December 31,
1994                                                                     619,588       --     1,239,177      --   1,239,177       --

Imputed interest on
  advances from
  stockholder
Net loss
                           ---------- ---------- ---------- ---------- ---------- --------- ------------ -------- ---------- -------
Balance at December 31,
1995                                                                     619,588       --     1,239,177       --  1,239,177       --

Conversion of
  stockholder advances                                                   598,011       --     1,196,021       --  1,196,021       --
Conversion of officer
  loans                                                                  187,118       --       374,236       --    374,236       --
Stock issued in
  consideration for
  services in 1994,
  1995 and 1996                                                          595,283       --     1,190,566       --  1,190,566       --
Imputed interest on
  advances from
  stockholder
Net proceeds from initial
  public offering of                             6,000,000     $1,000
  Units
Net proceeds from
  exercise of over-
  allotment option                                 900,000        --
Warrants issued in
  connection with
  issuance of Bridge
  Notes
Net loss
                           ---------- ---------- ---------- ---------- ---------- --------- ------------ -------- ---------- -------
Balance at December
 31, 1996                                        6,900,000     $1,000  2,000,000       --     4,000,000      --   4,000,000       --
Adjustment to proceeds
 from initial public
 offering and exercise
 of over-allotment option
Net loss
                           ---------- ---------- ---------- ---------- ---------- --------- ------------ -------- ---------- -------
Balance at December 31,
1997                                             6,900,000     $1,000  2,000,000       --     4,000,000      --   4,000,000       --
Conversion of Class B to
 Class A Common Stock                               99,676         --   (99,676)       --
Net loss
                           ========== ========== ========== ========== ========== ========= ============ ======== ========== =======
Balance at June 30, 1998                         6,999,676     $1,000  1,900,324        --    4,000,000       --  4,000,000       --


                 See accompanying notes to financial statements

                     Advanced Aerodynamics & Structure, Inc.
                        (A Development Stage Enterprise)

                  Statement of Stockholders' Equity (continued)
                                   (unaudited)

                                                   Warrants
                                                                                         Deficit
                               Bridge                                                  Accumulated
                             Warrants to                                               During the
                              Purchase                                 Additional      Development
                            Common Stock      Class A     Class B    Paid-in Capital      Stage          Total
                           ---------------- ------------ ----------- ---------------- -------------- --------------
Common stock issued                                                       $7,500,000                    $7,500,000
Common stock issued in
  exchange for in-
  process research and
  development                                                                361,000                       361,000
Imputed interest on
  advances from
  stockholder                                                                776,000                       776,000
Net loss from inception
  to December 31,1994                                                                 $(19,252,000)  $(19,252,000)
                           ---------------- ------------ ----------- ---------------- -------------- --------------
Balance at December 31,
1994                                                                      $8,637,000  $(19,252,000)  $(10,615,000)

Imputed interest on
  advances from
  stockholder                                                                 23,000                        23,000
Net loss                                                                                (1,688,000)    (1,688,000)
                           ---------------- ------------ ----------- ---------------- -------------- --------------
Balance at December 31,
1995                                                                      $8,660,000  $(20,940,000)  $(12,280,000)

Conversion of
  stockholder advances                                                    10,728,000                    10,728,000
Conversion of officer
  loans                                                                      336,000                       336,000
Stock issued in
  consideration for
  services in 1994,
  1995 and 1996                                                            1,507,000                     1,507,000
Imputed interest on
  advances from
  stockholder                                                                 11,000                        11,000
Net proceeds from initial
  public offering of                         $9,583,000  $4,166,000       12,566,000                    26,316,000
  Units
Net proceeds from
  exercise of over-
  allotment option                            1,707,000     466,000        1,922,000                     4,095,000
Warrants issued in
  connection with
  issuance of Bridge              $473,000                                                                 473,000
  Notes
Net loss                                                                                (3,388,000)    (3,388,000)
                           ---------------- ------------ ----------- ---------------- -------------- --------------
Balance at December
 31, 1996                         $473,000  $11,290,000  $4,632,000      $35,730,000  $(24,328,000)    $27,798,000
Adjustment to proceeds
 from initial public
 offering and exercise
 of over-allotment option                                                   (78,000)                      (78,000)
Net loss                                                                                (6,625,000)    (6,625,000)
                           ---------------- ------------ ----------- ---------------- -------------- --------------
Balance at December 31,
1997                              $473,000  $11,290,000  $4,632,000      $35,652,000  $(30,953,000)    $21,095,000
Conversion of Class B to
 Class A Common Stock                                                                                           --
Net loss                                                                                (4,569,000)    (4,569,000)
                           ================ ============ =========== ================ ============== ==============
Balance at June 30, 1998          $473,000  $11,290,000  $4,632,000      $35,652,000  $(35,522,000)    $16,526,000


                 See accompanying notes to financial statements

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                             Statement of Cash Flows
                                   (unaudited)

                                                                                                         Period from
                                                                                                         January 26,
                                                                       Six Months Ended              1990 (inception) to
                                                                           June 30,                       June 30,
                                                                   1997                1998                 1998
                                                            ------------------- -------------------- --------------------


Cash flows from operating activities:
 Net loss                                                          (1,877,000)          (4,569,000)         (35,522,000)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
   Noncash stock compensation expense                                                                          1,207,000
   Noncash interest expense                                                                                      336,000
   Cost of in-process research and development acquired                                                          761,000
   Imputed interest on advances from stockholder                                                                 810,000
   Interest income, net on restricted cash invested                                       (251,000)             (387,000)
   Extraordinary loss on retirement of Bridge Notes                                                              942,000
   Depreciation and amortization                                       171,000              202,000            2,402,000
   Loss on disposal of assets                                          106,000                                   742,000
 Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses and
       other current assets                                           (183,000)              85,000             (174,000)
     (Increase) decrease in other assets                              (354,000)            (178,000)            (595,000)
     (Decrease) increase in accounts payable                           (50,000)             (37,000)             498,000
     Increase (decrease) in accrued liabilities                         84,000               34,000              199,000
     Increase in deferred revenue                                       30,000              530,000              960,000
                                                            ------------------- -------------------- --------------------
       Net cash used in operating activities                        (2,073,000)          (4,184,000)         (27,821,000)
                                                            ------------------- -------------------- --------------------
Cash flows from investing activities:
     Restricted cash from long term debt                                                                      (8,500,000)
     Increase in construction in progress                                                                       (446,000)
     Proceeds from insurance claims upon loss of aircraft                                                         30,000
     Proceeds from disposal of assets                                    3,000                                     3,000
     Capital expenditures                                            (339,000)            (411,000)           (5,062,000)
     Purchase of certificate of deposit                            (1,000,000)                                (1,061,000)
     Proceeds from redemption of certificate of deposit                                   1,049,000            1,049,000
     Purchase of marketable securities                             (6,226,000)                                (8,637,000)
     Proceeds from sale of marketable securities                     2,026,000            1,973,000            6,097,000
                                                            ------------------- -------------------- --------------------
       Net cash (used in) provided by investing activities         (5,536,000)            2,611,000          (16,527,000)
                                                            ------------------- -------------------- --------------------
Cash flows from financing activities:
     Adjustment to net proceeds from initial public
     offering and
       exercise of over-allotment option                                                                        (78,000)
     Proceeds from long term debt                                                                              8,500,000
     Restricted cash collateral for long term debt                                                           (8,500,000)
     Advances from stockholder                                                                                10,728,000
     Proceeds from issuance of common stock prior to
       initial public offering                                                                                 7,500,000
     Net proceeds from initial public offering and
     exercise
       of over-allotment option                                                                               30,411,000
     Net proceeds from bridge financing                                                                        6,195,000
     Repayment of bridge financing                                                                           (7,000,000)
     Repayment of obligation under capital leases                                                               (40,000)
     Proceeds from loans from officer                                                                            336,000
     Repayment of bank notes                                                                                           -
     Repayment of loans from SIDA Corporation                                                                          -
     Repayment of other short-term loans                                                                               -
                                                            ------------------- -------------------- --------------------
       Net cash provided by financing activities                             -                    -           48,052,000
                                                            ------------------- -------------------- --------------------
Net (decrease) increase in cash and cash equivalents               (7,609,000)          (1,573,000)            3,704,000
Cash and cash equivalents at beginning of period                    24,222,000            5,277,000                    -
                                                            =================== ==================== ====================
Cash and cash equivalents at end of period                          16,613,000            3,704,000            3,704,000
                                                            =================== ==================== ====================

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                       Statement of Cash Flows (continued)
                                   (unaudited)




     Supplemental cash flow information:
       Cash paid in interest                                                               $181,000            $ 1,036,000
     Supplemental disclosure of noncash investing and
     financing activities:
       Stockholder advances converted to common stock                                                          $ 10,728,000
       Loans from officer converted to common stock                                                               $ 336,000
       Common stock issued for noncash
          consideration and compensation                                                                        $ 1,507,000
       Liabilities assumed from ASI                                                                               $ 400,000
       Common stock issued for in-process research
          and development acquired                                                                                $ 361,000
       Equipment acquired under capital leases                                                                     $ 40,000
       Deposit surrendered as payment for rents due                                                                $ 80,000
       Construction in progress acquired with restricted                                    $ 1,888,000         $ 1,888,000
         cash

                 See accompanying notes to financial statements

                                     ADVANCED AERODYNAMICS & STRUCTURES, INC.
                                         (A Development Stage Enterprise)

                                           Notes to Financial Statements

1.       General

          In the opinion of the Company's management, the accompanying unaudited financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at June 30, 1998 and the results of operations and cash flows for the six months ended June 30, 1998 and 1997. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of opeations for interim periods are not necessarily indicative of results of operations to be expected for any other interim period or the full year.

          The financial information in this quarterly report should be read in conjunction with the audited December 31, 1997 financial statements and notes thereto included in the Company's annual report filed on Form 10-KSB.

          The Company is a development stage enterprise. In December 1996, the Company successfully completed an initial public offering to finance the continued development, manufacture and marketing of its product to achieve commercial viability. The net proceeds from the offering were and will be used to amend its Federal Aviation Administration ("FAA") Type Certificate for technical revisions to its product, to obtain a FAA Production Certificate for its product, to repay borrowings under a bridge loan, to expand the Company's sales and marketing efforts, to establish a new manufacturing facility, and to acquire production materials and additional tooling and equipment.

2.       Net Loss Per Share of Common Stock

          The Company's net loss per share of Common Stock was computed based on the weighted average number of shares of common stock outstanding during the six month period ended June 30, 1998 and 1997 and excludes all outstanding shares of Class E-1 and Class E-2 Common Stock because the conditions for the lapse of restrictions on such shares have not been satisfied. There is no difference between the loss per common share amounts computed for basic and dilutive purposes because the impact of options and warrants outstanding are anti-dilutive.

3.       Industrial Development Bonds

          On August 5, 1997, the Company entered into a loan agreement in connection with industrial development bonds ("IDBs") issued by the California Economic Development Financing Authority. The Company has established in the trustee's favor a bank letter of credit for the principle amount of $8,500,000, plus 45 days accrued interest on the bonds, which is secured by $8,500,000 of Company restricted cash. The bonds mature August 1, 2027, at which time all outstanding amounts become due and payable. The Company will use the proceeds from the IDBs to finance the construction and installation of a 200,000 square foot manufacturing facility and related manufacturing equipment.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements


4.       Land Lease for Manufacturing and Headquarters Facility

          On October 17, 1997, the Company entered into an agreement with the City of Long Beach for approximately 10 acres of land located on the Long Beach Airport. The purpose of the lease is to effectuate the construction of an approximately 200,000 square foot manufacturing and headquarters facility. The lease term commenced on January 14, 1998 and has a term of 30 years with an option to renew for an additional 10 years. The lease also contains options to lease other airport properties. The monthly rent under the lease is $4,500, which escalates to $15,600 after 5 years.

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

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


Item 2.  Plan of Operations

         Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, the Company's ability to obtain market acceptance of its aircraft, the Company's ability to obtain regulatory approval for its aircraft, and the competitive market for sales of small business aircraft and other statements contained herein regarding matters that are not historical facts, are forward looking statements. Actual results may differ materially from those set forth in the forward looking statements, which statements involve risks and uncertainties, including without limitation those risks and uncertainties set forth in the Company's Registration Statement on Form SB-2 (No. 333-12273) under the heading "Risk Factors."

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

         Through the end of 1998, the Company intends to focus its efforts in the following areas:

                  * To complete the development of the JETCRUZER 500, including, among other things, adding a larger engine, a larger propeller, pressurization, environmental systems, de-icing capability and autopilot certification, as well as lengthening its fuselage.

                  * To obtain an amendment to JETCRUZER 450's Type Certificate to include the JETCRUZER 500, including the manufacture of FAA conformed models of the JETCRUZER 500 and static and flight testing.

                  * To establish an appropriate manufacturing facility ("New Facility") capable of producing the JETCRUZER 500 on a commercial scale, including the establishment of a production line in such facility, and the acquisition of production inventory and additional equipment, tooling and computer hardware and software systems.

                  * To obtain a production certificate from the FAA and commence commercial production of the JETCRUZER 500.

         The Company believes that the net proceeds from the Company's initial public offering ("IPO") of stock in December 1996 will be sufficient to finance its efforts in obtaining an amendment to its Type Certificate through approximately the first quarter of 1999, based upon the current status of its business operations, its current plans and current economic and industry conditions. If the Company's estimates prove to be incorrect, however, then during such period the Company may have to seek additional sources of financing, reduce operating costs and/or curtail growth plan.

Year 2000 Compliance

          As of June 30, 1998, the Company was in the final stages of selecting a new software and hardware vendor for the purchase of a new hardware and a new software package for the Company (with such vendor to be selected based in part on its assurances that the hardware and software will be Year 2000 compliant). While it is estimated that the total cost (hardware and software) to install the new software package will be substantial, mangaement does not believe that it will be material in relationship to the Company's financial position, results of operations and cash flows. Although the Company does not perceive any problem, there can be no assurance that the implementation of the new hardware and software package will not involve significant unexpected costs or that unanticipated problems encountered will not have a material adverse effect on the Company's results of operations.


Liquidity and Capital Resources

         At June 30, 1998, the Company had working capital of $5,806,000 and stockholders' equity of $16,526,000. Since its inception in January 1990, the Company has experienced continuing negative cash flow from operations, which, prior to its IPO in December of 1996, resulted in the Company's inability to pay certain existing liabilities in a timely manner. The Company has financed its operations through private funding of equity and debt and its IPO in December of 1996.

The Company also expects to continue to incur losses until such time, if ever, as it obtains regulatory approval for the JETCRUZER 500 and related production processes and market acceptance for its proposed aircraft at selling prices and volumes which provide adequate gross profit to cover operating costs and generate positive cash flow. The Company's working capital requirements will depend upon numerous factors, including the level of resources devoted by the Company to the scale-up of manufacturing, the establishment of sales and marketing capabilities and the progress of the Company's research and development program for the JETCRUZER 500.

The Company expects that the net proceeds of the IPO in December 1996 will enable it to meet its liquidity and capital requirements at least through the first quarter of 1999, by which time the Company expects to have received a type certificate and a production certificate for the JETCRUZER 500 and commenced commercial production and sale of the JETCRUZER 500. Such proceeds are being, and will be used primarily for amendment of the Type Certificate, the purchase of equipment and tooling, the establishment of a manufacturing facility, and sales and marketing. The Company's capital requirements are subject to numerous contingencies associated with development stage companies. Specifically, delays encountered by the Company in amending the current Type Certificate may render it impossible for the Company to complete such new or amended certification and may therefore have a material and adverse effect on the Company's operations. Further, if the Company has not completed the development of the JETCRUZER 500 or received the required regulatory approvals and successfully commenced commercial sales of its aircraft by the first quarter of 1999, the Company may require additional funding to fully implement its proposed business plan. The Company has no commitments from any third parties for any future funding, and there can be no assurance that the Company will be able to obtain financing in the future from bank borrowings, debt or equity financing or other sources on terms acceptable to the Company or at all. In the event necessary financing were not obtained, the Company would be materially and adversely affected and might have to cease or substantially reduce operations.

         The Company had no other material capital commitments at June 30, 1998 other than as discussed in this report. Upon the granting of the Amended Type Certificate, the Company intends to hire a number of additional employees and complete the New Facility, both of which will require substantial capital resources. The Company anticipates that it will hire approximately 150 employees over the next twelve months necessary to produce its aircraft.

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

Financing of Manufacturing and Headquarters Facility

         The Company is in the process of constructing an approximately 200,000 square foot manufacturing and headquarters facility (the "New Facility"). The primary financing for this project is the Company's obligation under a loan agreement related to proceeds received from $8,500,000 in the issuance of industrial development bonds ("IDBs") by the California Economic Development Financing Authority. The Company was required to provide cash collateral to The Sumitomo Bank, Limited (the "Bank") in the amount of $8,500,000 for a stand by letter of credit in favor of the holders of the IDBs which expires on August 5, 2002, if not terminated earlier `by the Company or the Bank.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


                           PART II - OTHER INFORMATION

Item 5.  Other Information

          The Company entered into a lease agreement dated June 16, 1998 with Q.E.P. Company, Inc. for approximately 16,000 square feet of industrial space located in Los Angeles, California for the warehousing and assembly of aircraft parts. The lease agreement commenced on July 6, 1998 and is on a month-to-month basis. The Company is paying $5,120 per month under the terms of the lease agreement.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:


Exhibit No.                Description
-------------------------------------------------------------------------------

*        3.1    Certificate of Incorporation
**       3.2    Bylaws
*        3.3    Amendment to Certificate of Incorporation
*        4.1    Specimen Certificate of Class A Common Stock
*        4.2    Warrant Agreement (including form of Class A and
                Class B Warrant Certificates
*        4.3    Form of Underwriter's Unit Purchase Option
*       10.1    Form of Indemnification Agreement
**      10.2    Amended 1996 Stock Option Plan
*       10.3    Employment Agreement dated as of May 1, 1996 between
                the Company and Dr.  Carl L. Chen
*       10.4    Agreement of Merger dated July 16, 1996 between
                Advanced Aerodynamics and Structures, Inc.,
                California corporation, and Advanced Aerodynamics
                & Structures, Inc., a Delaware corporation
**      10.5    Lease dated December 19, 1996 between Olen
                Properties Corp., a Florida corporation, and the Company
***     10.6    Standard Sublease dated June 27, 1997 with Budget
                Rent-a-Car of Southern California
***     10.7    Standard Sublease dated July 16, 1997 with Budget
                Rent-a-Car of Southern California
***     10.8    Standard Industrial/Commercial Multi-Tenant Lease-Gross
                dated March 12, 1997 with the Golgolab Family Trust
*****   10.9    Loan Agreement dated as of August 1, 1997 between the
                Company and the California Economic Development Authority
*****  10.10    Indenture of Trust dated as of August 1, 1997 between
                the California Economic Development Authority and
                First Trust of California, National Association
****   10.11    Official  Statement dated August 5, 1997
*****  10.12    Letter of Credit issued by The Sumitomo Bank, Limited
*****  10.13    Reimbursement Agreement dated as of August 1, 1997
                between the Company and The Sumitomo Bank, Limited
*****  10.14    Purchase Contract dated August 1, 1997 by and among
                Rauscher Pierce Refnes, Inc., the California Economic
                Development Authority and the Treasurer of the State
                of California, and approved by the Company
*****  10.15    Remarketing Agreement dated as of August 1,1997
                between the Company and Rauscher Pierce Refnes, Inc.
*****  10.16    Blanket Letters of Representations of the California
                Economic Development Authority and First Trust of
                California, National Association

*****  10.17    Tax Regulatory Agreement dated as of August 1, 1997
                by and among the California Economic Development
                Authority, the Company and First Trust of California,
                National Association
*****  10.18    Custody, Pledge and Security Agreement dated as of August 1,
                1997 between the Company and The Sumitomo Bank, Limited
*****  10.19    Investment Agreement dated August 5, 1997 by and
                between the Company and The Sumitomo Bank, Limited
*****  10.20    Specimen Direct Obligation Note between the Company
                and The Sumitomo Bank, Limited
****   10.21    Lease Agreement dated October 17, 1997 between the
                Company and the City of Long Beach
****   10.22    Construction Agreement dated October 29,1997 between the
                Company and Commercial Developments International/West
       10.23    Standard Sublease between Q.E.P., Inc. and the Company
       27       Financial Data Schedule

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

     (b) None

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 1998                  ADVANCED AERODYNAMICS & STRUCTURES,
                                        INC.


                                        By:____________________________________
                                           Carl L. Chen, President

                                        By:____________________________________
                                           Dave Turner, Chief Financial Officer