Form 10QSB
period 1998-09-30
ADVANCED AERODYNAMICS & STRUCTURES INC/
filed 1998-11-16
CIK 1019825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(Mark One)
   [x]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                    YES [X]                      NO [   ]

         As of November 11, 1998, the issuer had outstanding 6,999,676 shares of Class A Common Stock, 1,900,324 shares of Class B Common Stock, 4,000,000 shares of Class E-1 Common Stock and 4,000,000 shares of Class E-2 Common stock.

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

                                  Balance Sheet
                                   (unaudited)

                                                                                     September 30, 1998
                                                                                 -------------------------
Assets

Current assets:
     Cash and cash equivalents                                                                  $3,378,000
     Certificate of deposit                                                                         12,000
     Short term investments                                                                      1,333,000
     Prepaid expenses and other current assets                                                     351,000
                                                                                 -------------------------
              Total current assets                                                               5,074,000

Restricted cash                                                                                 11,308,000

Property and equipment, net                                                                      1,904,000

Construction in progress                                                                         5,942,000

Other assets                                                                                       595,000

                   Total assets                                                                $24,823,000
                                                                                ==========================




                 See accompanying notes to financial statements.

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                            Balance Sheet (continued)
                                   (unaudited)

                                                                                    September 30, 1998
                                                                                -------------------------
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                                           $463,000
     Accrued liabilities                                                                         425,000
                                                                                -------------------------
         Total current liabilities                                                               888,000

Long term debt                                                                                 8,500,000

Deferred revenue                                                                               1,150,000
                                                                                -------------------------
         Total liabilities                                                                    10,538,000
                                                                                -------------------------
Stockholders' equity

     Preferred Stock, par value $.0001 per share; 5,000,000
         shares authorized; no shares issued and outstanding                                          --
     Class A Common Stock, par value $.0001 per share;
         60,000,000 shares authorized; 6,999,676 shares issued and outstanding                     1,000
     Class B Common Stock, par value $.0001 per share;
         10,000,000 shares  authorized;  1,900,324 shares issued and outstanding
     Class E-1 Common Stock, par value $.0001 per share;                                              --
         4,000,000 shares authorized; 4,000,000 shares issued and outstanding                         --
     Class E-2 Common Stock, par value $.0001 per share;
         4,000,000 shares authorized; 4,000,000 shares issued and outstanding                         --

     Warrants to purchase common stock:
         Public Warrants                                                                         473,000
         Class A Warrants                                                                     11,290,000
         Class B Warrants                                                                      4,632,000

     Additional paid-in capital                                                               35,652,000

     Deficit accumulated during the development stage                                        (37,763,000)
                                                                                -------------------------
         Total stockholders' equity                                                           14,285,000
         Total liabilities and stockholders' equity                                          $24,823,000
                                                                                =========================


                 See accompanying notes to financial statements.

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                             Statement of Operations
                                   (unaudited)


                                                                                                                      Period from
                                                                                                                   January 26, 1990
                                                       Three Months Ended                Nine Months Ended          (inception) to
                                                          September 30,                    September 30,             September 30,
                                                      1997             1998            1997             1998             1998
                                               ---------------  ---------------  ---------------  ---------------  ----------------
Interest income                                       $243,000         $209,000         $884,000         $799,000        $2,242,000
                                               ---------------  ---------------  ---------------  ---------------  ----------------
Other income                                                 -           94,000            7,000          187,000         1,002,000
                                               ---------------  ---------------  ---------------  ---------------  ----------------
                                                       243,000          303,000          891,000          986,000         3,244,000
Costs and expenses
  Research and development costs                     1,781,000        1,667,000        3,013,000        5,041,000        23,490,000
  Preoperating costs                                         -                -                -                -           282,000
  General and administrative expense                   827,000          795,000        2,014,000        2,491,000        12,525,000
  Loss on disposal of assets                                 -                -          106,000                -           742,000
  Interest expense                                           -           83,000                -          264,000         2,265,000
  In-process research and development
      acquired                                               -                -                -                -           761,000
                                               ---------------  ---------------  ---------------  ---------------  ----------------
                                                     2,608,000        2,545,000        5,133,000        7,796,000        40,065,000
                                               ---------------  ---------------  ---------------  ---------------  ----------------
Loss before extraordinary item                      (2,365,000)      (2,242,000)      (4,242,000)      (6,810,000)      (36,821,000)
Extraordinary loss on retirement of
    Bridge Notes                                             -                -                -                -          (942,000)
                                               ---------------  ---------------  ---------------  ---------------  ----------------
       Net loss                                     (2,365,000)      (2,242,000)      (4,242,000)      (6,810,000)     $(37,763,000)
                                               ===============  ===============  ===============  ===============  ================
Net loss per common share                                (0.27)           (0.25)           (0.48)           (0.77)
                                               ===============  ===============  ===============  ===============  ================
Weighted average number of shares
    outstanding                                      8,900,000        8,900,000        8,900,000        8,900,000
                                               ===============  ===============  ===============  ===============  ================


                 See accompanying notes to financial statements.

                     Advanced Aerodynamics & Structure, Inc.
                        (A Development Stage Enterprise)

                        Statement of Stockholders' Equity
                                   (unaudited)

                                                                                          Common Stock

                         Preferred Stock    Class A              Class B                 Class E-1               Class E-2
                          Shares Amount  Shares  Amount    Shares       Amount       Shares      Amount      Shares      Amount
                         ----------------------------------------------------------------------------------------------------------
Common stock issued                                        418,094      $   --       836,189    $   --       836,189    $   --
Common stock issued in
  exchange for in-
  process research and
  development                                              201,494          --       402,988        --       402,988        --
Imputed interest on
  advances from
  stockholder
Net loss from inception
  to December 31,1994
                         ----------------------------------------------------------------------------------------------------------
Balance at December 31,
 1994                                                      619,588          --     1,239,177        --     1,239,177        --
Imputed interest on
  advances from
  stockholder
Net loss
                         ----------------------------------------------------------------------------------------------------------
Balance at December 31,
 1995                                                      619,588          --     1,239,177        --     1,239,177        --
Conversion of
  stockholder advances                                     598,011          --     1,196,021        --     1,196,021        --
Conversion of officer
  loans                                                    187,118          --       374,236        --       374,236        --
Stock issued in
  consideration for
  services in 1994,
  1995 and 1996                                            595,283          --     1,190,566        --     1,190,566        --
Imputed interest on
  advances from
  stockholder
Net proceeds from initial
  public offering of Units             6,000,000 $1,000
Net proceeds from
  exercise of over-
  allotment option                       900,000    --
Warrants issued in
  connection with
  issuance of Bridge Notes
Net loss
                          ---------------------------------------------------------------------------------------------------------
Balance at December
 31, 1996                              6,900,000 $1,000    2,000,000         --    4,000,000        --     4,000,000        --
Adjustment to proceeds
 from initial public
 offering and exercise
 of over-allotment option
Net loss
                          ---------------------------------------------------------------------------------------------------------
Balance at December 31,
 1997                                  6,900,000 $1,000    2,000,000         --    4,000,000        --     4,000,000        --
Conversion of Class B to
 Class A Common Stock                     99,676    --       (99,676)        --
Net loss
Balance at September 30,
1998                                   6,999,676 $1,000    1,900,324         --    4,000,000        --     4,000,000        --
                          =========================================================================================================


                 See accompanying notes to financial statements

                     Advanced Aerodynamics & Structure, Inc.
                        (A Development Stage Enterprise)

                  Statement of Stockholders' Equity (continued)
                                   (unaudited)


                                                        Warrants
                                                                                                  Deficit
                                   Bridge                                                       Accumulated
                                Warrants to                                                     During the
                                  Purchase                                     Additional       Development
                                Common Stock       Class A       Class B    Paid-in Capital        Stage           Total
                             ------------------ -------------  ------------ ----------------  --------------- ---------------
Common stock issued                                                               $7,500,000                       $7,500,000
Common stock issued in
  exchange for in-
  process research and
  development                                                                        361,000                          361,000
Imputed interest on
  advances from
  stockholder                                                                        776,000                          776,000
Net loss from inception
  to December 31,1994                                                                           $(19,252,000)    (19,252,000)
                             ------------------ -------------  ------------ ----------------  --------------- ---------------
Balance at December 31,
1994                                                                              $8,637,000    $(19,252,000)   $(10,615,000)
Imputed interest on
  advances from
  stockholder                                                                         23,000                           23,000
Net loss                                                                                          (1,688,000)     (1,688,000)
                             ------------------ -------------  ------------ ----------------  --------------- ---------------
Balance at December 31,
1995                                                                               8,660,000     (20,940,000)    (12,280,000)
Conversion of
  stockholder advances                                                            10,728,000                       10,728,000
Conversion of officer
  loans                                                                              336,000                          336,000
Stock issued in
  consideration for
  services in 1994,
  1995 and 1996                                                                    1,507,000                        1,507,000
Imputed interest on
  advances from
  stockholder                                                                         11,000                           11,000
Net proceeds from initial
  public offering of Units                         $9,583,000    $4,166,000       12,566,000                       26,316,000
Net proceeds from
  exercise of over-
  allotment option                                  1,707,000       466,000        1,922,000                        4,095,000
Warrants issued in
  connection with
  issuance of Bridge Notes             $473,000                                                                       473,000
Net loss                                                                                          (3,388,000)     (3,388,000)
                             ------------------ -------------  ------------ ----------------  --------------- ---------------
Balance at December
 31, 1996                              $473,000   $11,290,000    $4,632,000      $35,730,000    $(24,328,000)     $27,798,000
Adjustment to proceeds
 from initial public
 offering and exercise
 of over-allotment option                                                           (78,000)                         (78,000)
Net loss                                                                                          (6,625,000)     (6,625,000)
                             ------------------ -------------  ------------ ----------------  --------------- ---------------
Balance at December 31,
1997                                   $473,000   $11,290,000    $4,632,000      $35,652,000    $(30,953,000)     $21,095,000
Conversion of Class B to
 Class A Common Stock                                                                                                      --
Net loss                                                                                          (6,810,000)     (6,810,000)
Balance at September 30, 1998          $473,000   $11,290,000    $4,632,000      $35,652,000    $(37,763,000)      14,285,000
                             ================== =============  ============ ================  =============== ===============


                 See accompanying notes to financial statements

                    Advanced Aerodynamics & Structures, Inc.
                        (A Development Stage Enterprise)

                             Statement of Cash Flows
                                   (unaudited)

                                                                                                                Period from
                                                                                                                January 26,
                                                                         Nine Months Ended                 1990 (inception) to
                                                                           September 30,                       September 30,
                                                                     1997                   1998                   1998
                                                             ---------------------  --------------------- ---------------------

Cash flows from operating activities:
   Net loss                                                           (4,242,000)           (6,810,000)          (37,763,000)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
   Noncash stock compensation expense                                                                              1,207,000
   Noncash interest expense                                                                                          336,000
   Cost of in-process research and development acquired                                                              761,000
   Imputed interest on advances from stockholder                                                                     810,000
   Interest income from restricted cash invested                                              (336,000)             (472,000)
   Extraordinary loss on retirement of Bridge Notes                                                                  942,000
   Depreciation and amortization                                          272,000              323,000             2,523,000
   Loss on disposal of assets                                             106,000                                    742,000
   Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses and
       other current assets                                             (290,000)              576,000               317,000
     (Increase) decrease in other assets                                (689,000)             (178,000)             (595,000)
     Increase (decrease) in accounts payable                             (34,000)              (72,000)              463,000
     Increase (decrease) in accrued liabilities                          285,000               160,000               325,000
     Increase in deferred revenue                                        370,000               720,000             1,150,000
       Net cash used in operating activities                          (4,222,000)           (5,617,000)          (29,254,000)
                                                            --------------------- ---------------------  --------------------
Cash flows from investing activities:
     Restricted cash from long term debt                              (8,500,000)                                 (8,500,000)
     Increase in construction in progress                                                                           (446,000)
     Proceeds from insurance claims upon loss of aircraft                                                             30,000
     Proceeds from disposal of assets                                      3,000                                       3,000
     Capital expenditures                                               (787,000)             (511,000)           (5,162,000)
     Purchase of certificate of deposit                               (1,000,000)                                 (1,061,000)
     Proceeds from redemption of certificate of deposit                                      1,049,000             1,049,000
     Purchase of marketable securities                                (6,212,000)                                 (8,637,000)
     Proceeds from sale of marketable securities                       3,326,000             3,180,000             7,304,000
       Net cash (used in) provided by investing activities           (13,170,000)            3,718,000           (15,420,000)
                                                            --------------------- ---------------------  --------------------
Cash flows from financing activities:
     Adjustment to net proceeds from initial public offering and
       exercise of over-allotment option                                 (78,000)                                    (78,000)
     Proceeds from long term debt                                        170,000                                   8,500,000
     Restricted cash collateral for long term debt                                                                (8,500,000)
     Advances from stockholder                                                                                    10,728,000
     Proceeds from issuance of common stock prior to
       initial public offering                                                                                     7,500,000
     Net proceeds from initial public offering and exercise
       of over-allotment option                                                                                   30,411,000
     Net proceeds from bridge financing                                                                            6,195,000
     Repayment of bridge financing                                                                                (7,000,000)
     Repayment of obligation under capital leases                                                                    (40,000)
     Proceeds from loans from officer                                                                                336,000
     Repayment of bank notes                                                                                              --
     Repayment of loans from SIDA Corporation                                                                             --
     Repayment of other short-term loans                                                                                  --
       Net cash provided by financing activities                          92,000                    --            48,052,000
                                                            --------------------- ---------------------  --------------------
Net (decrease) increase in cash and cash equivalents                 (17,300,000)           (1,899,000)            3,378,000
Cash and cash equivalents at beginning of period                       24,222,000            5,277,000                    --
Cash and cash equivalents at end of period                              6,922,000            3,378,000             3,378,000
                                                            ===================== =====================  ====================

                                        Advanced Aerodynamics & Structures, Inc.
                                            (A Development Stage Enterprise)

                                           Statement of Cash Flows (continued)
                                                       (unaudited)


Supplemental cash flow information:
  Cash paid for interest                                                                       $264,000           $1,119,000

Supplemental disclosure of noncash investing and

financing activities:
  Stockholder advances converted to common stock                                                                $ 10,728,000
  Loans from officer converted to common stock                                                                     $ 336,000
  Common stock issued for noncash
     consideration and compensation                                                                              $ 1,507,000
  Liabilities assumed from ASI                                                                                     $ 400,000
  Common stock issued for in-process research
     and development acquired                                                                                      $ 361,000
  Equipment acquired under capital leases                                                                           $ 40,000
  Deposit surrendered as payment for rents due                                                                      $ 80,000
  Construction in progress acquired with restricted cash                                     $5,496,000           $5,942,000


                 See accompanying notes to financial statements

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


                          Notes to Financial Statements

1.   General

     In the opinion of the Company's management, the accompanying unaudited financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at September 30, 1998 and the results of operations and cash flows for the nine months ended September 30, 1998 and September 30, 1997 respectively. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for any other interim period or the full year.

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

2.   Net Loss Per Common Share

     The Company's net loss per common share was computed based on the weighted average number of shares of common stock outstanding during the nine month period ended September 30, 1998 and 1997 and excludes all outstanding shares of Class E-1 and Class E-2 Common Stock because the conditions for the lapse of restrictions on such shares have not been satisfied. There is no difference between the loss per common share amounts computed for basic and dilutive purposes because the impact of options and warrants outstanding are anti-dilutive.

3.   Industrial Development Bonds

     On August 5, 1997, the Company entered into a loan agreement in connection with industrial development bonds (IDB) issued by the California Economic Development Financing Authority. The Company has established in the trustee's favor a bank letter of credit for the principle amount of $8,500,000, plus 45 days accrued interest on the bonds, which is secured by $8,500,000 of Company restricted cash. The bonds mature August 1, 2027 at which time all outstanding amounts become due and payable. The Company is using the proceeds from the IDBs to finance the construction and installation of a 200,000 square foot manufacturing facility and related manufacturing equipment.

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

5.   Contract to Construct a Manufacturing and Headquarters Facility

     The Company entered into an agreement with Commercial Developments International/West (Design/Builder) whereby Design/Builder shall design and build an approximately 200,000 square foot manufacturing and headquarters facility. The contract sum for this project is "Cost plus Fixed Fees" with a Guaranteed Maximum Price of $6,300,000, subject to the cost of change orders, if any. Any savings realized upon completion and acceptance of the project will be shared by the Design/Builder and the Company. The Company believes that the project will be completed and occupied on November 16, 1998.

6.   Conversion of Shares

     In February of 1998 a shareholder of the Company converted 99,676 shares of Class B Common Stock to 99,676 shares of Class A Common Stock. The conversion resulted in an increase in Class A Common Stock to 6,999,676 and a decrease in the number of outstanding shares of Class B Common Stock to 1,900,324. This transaction had no impact on losses per common share as both classes of shares are included in the calculation of weighted average number of common stock outstanding.

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

     Prior to commencing commercial sales of the JETCRUZER 500, the Company will need to, among other things, complete the development of the aircraft, obtain the requisite regulatory approvals, establish an appropriate manufacturing facility, hire additional engineering and manufacturing personnel and expand its sales and marketing efforts. The Company estimates that the cost to complete development of the JETCRUZER 500 and obtain an amendment of its FAA Type Certificate will be approximately $6,500,000. This amount includes the cost of equipment and tooling, static and flight testing of the aircraft and the employment of the necessary personnel to build and test the aircraft.

     The Company expects to receive progress payments during the construction of aircraft and final payments upon the delivery of aircraft. However, the Company believes it will continue to experience losses until such time as it commences the sale of aircraft on a commercial scale.

     Through the end of 1998 and first half of 1999, the Company intends to focus its efforts in the following areas:

                           * Completing  the  development  of the JETCRUZER 500,
                  including, among other things, adding a larger engine, a larger propeller, pressurization, environmental systems, de-icing capability and autopilot certification, as well as lengthening its fuselage.

                           * Obtaining  an  amendment  to  JETCRUZER  450's Type
                  Certificate to include the JETCRUZER 500, including the manufacture of FAA conformed models of the JETCRUZER 500 and static and flight testing.

                           * Completing an  appropriate  manufacturing  facility
                  ("New Facility") capable of producing the JETCRUZER 500 on a commercial scale, including the establishment of a production line in such facility, and the acquisition of production inventory and additional equipment, tooling and computer hardware and software systems.

                           * Obtaining a production certificate from the FAA and
                  commence commercial production of the JETCRUZER 500.

     Based upon the current status of the Company's business operations, its current plans and current economic and industry conditions, the Company believes that the net proceeds from the Company's initial public offering ("December IPO") of stock in December 1996, along with a new credit agreement which is currently being negotiated by the Company (to be secured by the New Facility), will be sufficient to finance its efforts in obtaining

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)



     an amendment to its Type Certificate through 1999. If the Company's estimates prove to be incorrect or it is unable to successfully negotiate a new credit facility, then during such period the Company may have to seek alternative sources of financing, reduce operating costs and/or curtail its growth plan.

Year 2000 Compliance

     The Company has selected a new software and hardware vendor and has entered into an agreement for the purchase of a new hardware and software package. The Company has received assurances from such vendors that the hardware and software is Year 2000 compliant. Although the Company does not perceive any problems withs its new computer system, the failure of the new hardware and software package to be Year 2000 compliant may result in significant unexpected costs which may have a material adverse effect on the Company's results of operations. The Company is currently assessing vendors to utilize when production of the JETCRUZER 500 begins. The process of evaluation includes both the significance of the vendor to the Company's operation and their exposure to the Year 2000 problem.

Liquidity and Capital Resources

     At September 30, the Company had working capital of $4,186,000 and stockholders' equity of $14,285,000. Since its inception in January 1990, the Company has experienced continuing negative cash flow from operations, which, prior to the December IPO, resulted in the Company's inability to pay certain existing liabilities in a timely manner. The Company has financed its operations through private funding of equity, debt and the December IPO.

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

     The Company expects that the net proceeds of the December IPO, along with a new credit agreement which is currently being negotiated by the Company (to be secured by the New Facility), will enable it to meet its liquidity and capital requirements at least through the end of 1999, by which time the Company expects to have received a type certificate and a production certificate for the JETCRUZER 500 and commenced commercial production and sale of the JETCRUZER 500. Such proceeds are being, and will be used primarily for, amendment of the Type Certificate, the establishment of a manufacturing facility, and sales and marketing. The Company's capital requirements are subject to numerous contingencies associated with development stage companies. Specifically, if further delays are encountered in amending the current Type Certificate, the time and cost of obtaining such certification may be substantial, which may render it impossible for the Company to complete such new or amended certification and may therefore have a material and adverse effect on the Company's operations. Further, if the Company has not completed the development of the JETCRUZER 500 or received the required regulatory approvals and successfully commenced commercial sales of its aircraft by the end of 1999, the Company may require additional funding to fully implement its proposed business plan. Although the Company is negotiating a new credit agreement, it has no commitments from any third parties for any future funding, and there can be no assurance that the Company will be able to obtain the new credit agreement or obtain financing in the future from bank borrowings, debt or equity financing or other sources on terms acceptable to the Company or at all. In the event necessary financing are not obtained, the Company would be materially and adversely affected and might have to cease or substantially reduce operations.

     The Company had no other material capital commitments at September 30, 1998 other than as discussed in this report. Upon the granting of the Amended
     Type Certificate, the Company intends to hire a number of additional employees, which will require substantial capital resources. The Company anticipates that it will hire approximately 150 employees over the next twelve months necessary to produce its aircraft.

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

Financing of Manufacturing and Headquarters Facility

     The Company is in the process of constructing an approximately 200,000 square foot manufacturing and headquarters facility (the "New Facility"). The Company intends to move into, and be operational in the New Facility on November 16, 1998. The primary financing for this project is the Company's obligation under a loan agreement related to proceeds received from the $8,500,000 issuance of industrial development bonds ("IDBs") by the California Economic Development Financing Authority. The Company was required to provide cash collateral to The Sumitomo Bank, Limited (the "Bank") in the amount of $8,500,000 for a stand by letter of credit in favor of the holders of the IDBs which expires on August 5, 2002, if not terminated by the Company or the Bank.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)



PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)        Exhibits:


     Exhibit No.             Description
-------------------------------------------------------------------------------

     *             Certificate of Incorporation
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

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)



     ***** 10.16   Blanket Letters of Representations of the California
                   Economic Development Authority and First Trust of
                   California, National Association
     ***** 10.17   Tax Regulatory  Agreement dated as of August 1, 1997 by
                   and among the California Economic Development Authority,  the
                   Company and First Trust of California, National Association
     ***** 10.18   Custody,  Pledge and  Security  Agreement  dated as of
                   August 1, 1997  between the Company  and The  Sumitomo  Bank,
                   Limited
     ***** 10.19   Investment Agreement dated August 5, 1997 by and
                   between the Company and The Sumitomo Bank, Limited
     ***** 10.20   Specimen Direct Obligation Note between the Company
                   and The Sumitomo Bank, Limited
     ****  10.21   Lease Agreement dated October 17, 1997 between the
                   Company and the City of Long Beach
     ****  10.22   Construction Agreement dated October 29,1997 between the
                   Company and Commercial Developments International/West
     ******10.23   Standard Sublease between Q.E.P. Company, Inc. and the
                   Company
           27      Financial Data Schedule

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

***** Incorporated by reference to the Company's Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 1997.

******Incorporated by reference to the Company's Report on Form 10-QSB filed with the Securities and Exchange Commission on August 14, 1998.

          Reports on Form 8-K:

          (b)  None

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: November 13, 1998        ADVANCED AERODYNAMICS & STRUCTURES,
                                     INC.


                                     By:_______________________________________
                                        Carl L. Chen, President


                                     By:_______________________________________
                                        Dave Turner, Chief Financial Officer