Form 10KSB40
period 1998-12-31
ADVANCED AERODYNAMICS & STRUCTURES INC/
filed 1999-04-15
CIK 1019825

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

            [X]       ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998
            [_]      TRANSITION REPORT PURSUANT TO SECTION 13 or
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-21749

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
           (Name of Small Business Issue as specified in its charter)


           Delaware                                           95-4257380
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

            3205 Lakewood Boulevard, Long Beach, California  90808
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

     Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [_]  No [X].

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K-SB or any amendment to this Form 10-K-SB [X]

     The Registrant generated no operating revenues for the fiscal year ended December 31, 1998.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1998 was $19,859,281. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates;" this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

     As of December 31, 1998, the registrant had outstanding 6,999,676 shares of Class A Common Stock, 1,900,324 shares of Class B Common Stock, 4,000,000 shares of Class E-1 Common Stock and 4,000,000 shares of Class E-2 Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement relating to its 1999 Annual Meeting of Shareholders are incorporated by reference in Part III.

     Specified exhibits listed in Part III of this report are incorporated by reference to the Registrant's previously filed Registration Statement on Form SB-2 (333-12273).

        Transitional Small Business Disclosure Format:  Yes [_] No [X]

================================================================================

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                             CROSS-REFERENCE SHEET

     The following items in Part III of Registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1998 are incorporated herein by reference to Registrant's Proxy Statement and appear therein under the section headings indicated below:


Item          Form Heading                            Section Heading
----  ---------------------------------   -------------------------------------
 9.   Directors, Executive Officers       Proxy Statement - Election of
      Promoters and Control Persons;      Directors - Information with respect
      Compliance with Section 16(a)       to Nominees, Directors and
      of the Exchange Act                 Executive Officers

10.   Executive Compensation              Proxy Statement - Management -
                                          Compensation of Executive Officers

11.   Security Ownership of Certain       Proxy Statement - Principal
      Beneficial Owners and Management    Stockholders

12.   Certain Relationships and Related   Proxy Statement - Management - Certain
      Transactions                        Relationships and Related Transactions

                                     PART I
ITEM 1.  BUSINESS.

OVERVIEW

     The Company is a development stage enterprise organized to design, develop, manufacture and market propjet and jet aircraft intended primarily for business use. The Company has obtained a type certificate ("Type Certificate") from the Federal Aviation Administration ("FAA") with respect to a non-pressurized, single-engine aircraft powered by a Pratt & Whitney propjet engine (the "JETCRUZER 450"). The Company is modifying the JETCRUZER 450 to develop a six-seat (including pilot), pressurized version of such aircraft for commercial sale (the "JETCRUZER 500") which, the Company anticipates, will takeoff and land in less than 2,000 feet, be able to fly at approximately 30,000 feet above sea level, and have a high cruise speed of approximately 360 mph and a capability of flying from Los Angeles to New York with only one stop.

     The Company began development of the JETCRUZER 450 in 1990 and obtained the Type Certificate in 1994. Throughout this period, the Company engaged in design and engineering of the aircraft, as well as production of the jigs, forms, tools, dies and molds necessary to manufacture the aircraft. The first FAA conformed JETCRUZER 450 was completed in 1992. This aircraft was used by the Company and the FAA to perform static (non-flight) testing. In late 1992 and 1993, two flight test aircraft were completed. These aircraft were flight tested by the Company and the FAA from 1992 through 1994. The Company received the Type Certificate for the JETCRUZER 450 on June 14, 1994.

     Although the Company received preliminary written indications of interest to purchase the aircraft, the Company has decided that it would not obtain a production certificate with regard to the JETCRUZER 450 or otherwise pursue commercialization of that aircraft in part because the Type Certificate is subject to certain limitations, which the Company believes reduce the commercial viability of the JETCRUZER 450. Instead, the Company decided to amend the Type Certificate to develop the JETCRUZER 500 for commercial sale. The JETCRUZER 500 is a modified version of the JETCRUZER 450 that the Company anticipates will not be subject to the limitations imposed by the existing Type Certificate.

     Based on the limited scope of the changes to be made to the JETCRUZER 450 and the experience of other manufacturers that have modified certificated aircraft, the Company believes it will need to amend its Type Certificate, rather than obtain a new Type Certificate, to develop the JETCRUZER 500 for commercial sale. The Company currently anticipates that it can obtain an amendment to its Type Certificate during the last half of 1999 and obtain a production certificate and commence commercial production of such aircraft within the same time frame. There can be no assurance, however, that obtaining the amendment will not take longer than anticipated or that the Company will not experience unforeseen expense or delay in certifying and commercializing its proposed aircraft.

INDUSTRY BACKGROUND

     The general aviation industry comprises essentially all nonmilitary aviation activity other than scheduled and charter commercial airlines licensed by the FAA and the Department of Transportation. General aviation aircraft are frequently classified by their type and number of engines and include aircraft with fewer than 20 seats. There are three different types of engines: piston, propjet and turbofan (jet). Piston aircraft use an internal combustion engine to drive a propeller and there may be one or two engines and propellers. Propjet aircraft combine a jet turbine powerplant with a propeller geared to the main shaft of the turbine and there may be one or two engines and propellers. Turbofan aircraft use jet propulsion to power the aircraft. Although there are usually two engines on general aviation turbofan aircraft, there may also be one or three.

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

     Currently, there are fewer than ten major manufacturers of general aviation aircraft based in the United States. Piston aircraft make up the numerical majority of aircraft delivered by these manufacturers, whereas propjets and jet aircraft account for the majority of billings. In 1996, aircraft deliveries by United States manufacturers generated approximately $3.1 billion. In 1997, deliveries by United States manufacturers generated approximately $4.76 billion. In 1998 deliveries by United States manufacturers generated approximately $5.87 billion.


STRATEGY

     The Company's objective is to become a worldwide market leader in the sale and manufacture of small business aircraft. To achieve this objective, the Company intends to focus on the performance, efficiency and safety of its proposed aircraft. The Company's strategy is to capitalize on a perceived current lack in the marketplace of low-priced, high-performance aircraft. The Company believes that its ability to offer an aircraft which outperforms competitive aircraft at a reduced cost will enable the Company to penetrate the business, private and government aircraft markets. Additionally, the Company intends to expend substantial resources on a worldwide sales and marketing program to position itself with potential customers.

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

     The Company believes that it will be able to offer aircraft at a comparatively low price by containing the costs of obtaining FAA certification and amendments to such certification as well as the costs of manufacturing. The Company believes that it was able to obtain its Type Certificate for the JETCRUZER 450 at a significantly lower cost than its competitors with regard to comparable aircraft due, in part, to the Company's smaller size as compared to its competitors, resulting in the Company's ability to contain administrative costs and the overhead expenses allocable to the development process. Additionally, the Company's Southern California location is home to a number of workers from recently downsized aerospace and defense companies who the Company was able to hire to assist in the certification of the JETCRUZER 450. These employees provided the Company with experience in testing, certifying, tool and jig manufacturing and other aspects of the certification process that would not otherwise have been available to the Company.

     The Company believes that it will be able to control manufacturing costs by producing in-house most of the tooling, jigs, dies and molds required for the manufacture of its aircraft. Also, because the Company will produce the airframe and most of the associated components of its aircraft in-house, it will have greater control over the production process; and the Company believes that this control will also help keep construction and certification costs at reduced levels.

AIRCRAFT

     General.  The Company's aircraft are based on a canard wing design in which
     -------
a smaller wing (the "canard") is installed in front of the aircraft's main wing. The Company believes that this design provides for improved safety margins and performance, including spin resistance and increased lift, and increased ride comfort as compared to more conventional aircraft designs.

     The Company believes that the JETCRUZER 500 provides increased safety margins, in part, because it will be certified under the latest safety regulations adopted by the FAA. Additionally, the canard design, which provides dual lifting surfaces, makes the JETCRUZER 500 resistant to spins. An airplane may enter a spin when one main wing stalls (i.e. stops producing lift) before the other. On the JETCRUZER 500, the canard wing will stall before the main rear wing, thereby automatically lowering the aircraft's nose and increasing its airspeed, thus preventing a stall of either of the main wings. Since the main wing of the JETCRUZER 500 does not stall, it does not lose lift on one side before the other and thus the aircraft is resistant to spins. The JETCRUZER 500 has increased lift in part because the graphite composite fuselage of the JETCRUZER 500 is lighter than a fuselage made of aluminum, used by most of the Company's competitors, and the canard wing design provides an additional lifting surface as compared to conventional aircraft. Generally, lighter weight and additional lifting surfaces result in greater lifting capacity. Increased lift can provide increased fuel efficiency and thus increased range.

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

     The fuselage of each aircraft is made of an advanced graphite composite/nomex honeycomb sandwich with embedded aluminum and copper screen mesh for lightning protection, which is processed in the Company's nitrogen-pressurized autoclave. The canard wing on the JETCRUZER 500 is constructed of aircraft aluminum. The main rear wing and the ailerons of all of the aircraft will be constructed of aircraft aluminum skin and spar and rib construction. Flaps are not required on the JETCRUZER 500 because of the design and high lift capabilities of the canard and the main wing. The engine and propeller of the Company's JETCRUZER 500 aircraft are located at the rear of the fuselage, thus providing passengers with a quieter ride.

     JETCRUZER(TM)500.  The JETCRUZER 500 is a six-seat (including pilot), high
     ----------------
performance single engine propjet with conventionally constructed wings made from aluminum attached to a fuselage formed from a high-strength graphite nomex honeycomb composite material. The aircraft has a canard configuration with two lift-producing surfaces and no conventional wing flaps. The JETCRUZER 500 is powered by a Pratt & Whitney PT6A-66A propjet engine located at the rear of the aircraft. The JETCRUZER 500 is a modified version of the JETCRUZER 450.

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

     In order to amend the Type Certificate to include the JETCRUZER 500, additional work is being performed on the aircraft by the Company, including adding a larger fuselage, pressurization, environmental systems, de-icing capability, retractable landing gear and autopilot certification, all of which will be necessary to produce the JETCRUZER 500 for commercial sale. Two model 500's have already been produced and flown with the third anticipated to be completed in the second quarter of 1999. The entire JETCRUZER program has almost a thousand hours of flight testing. Approximately 300 to 400 additional hours of testing will be required to obtain the amendment of the Type Certificate. The Company anticipates the certification amendment will be received in the second half of 1999. There can be no assurance, however, that obtaining the amendment will not take longer than anticipated.

     Although no assurance can be given as to the performance characteristics of any aircraft in its design phase, based on the performance of the JETCRUZER 450, the Company believes that the JETCRUZER 500 will carry six passengers (including pilot) and have a cruise speed of approximately 360 mph. The Company also believes that the aircraft should be able to climb at approximately 2,600 feet per minute, cruise at an altitude of approximately 30,000 feet above sea level and travel from Los Angeles to New York with only one stop. The interior of the aircraft will be built either to a customer's specifications or in accordance with one of the Company's standard configurations. These statistics reflect the overall anticipated performance of the JETCRUZER 500. However, interior configuration, optional equipment, weather conditions and flying weight will affect the performance of an individual aircraft. The JETCRUZER 500 will be available for commercial sale initially at a base price of approximately $1,400,000.

OTHER AIRCRAFT

     STRATOCRUZER(R)1250.  The Company currently intends to develop a twin
     -------------------
engine jet aircraft to be called the STRATOCRUZER 1250. The STRATOCRUZER 1250, if developed, is expected to be a canard aircraft with three flying surfaces powered by two Williams/Rolls Royce FJ44-2 fan jets. It will seat up to 12 passengers, plus the pilot. Based on its design and preliminary testing, it is anticipated that the STRATOCRUZER 1250 will have a maximum cruise speed of approximately 500 mph, a range of approximately 3,700 miles and a pressurized ceiling of approximately 42,000 feet. The STRATOCRUZER 1250 will be able to takeoff in less than 3,200 feet and land in less than 3,000 feet. The instrumentation of the STRATOCRUZER 1250 will consist of digital electronic avionics, including EFIS (an Electronic Flight Instrumentation System, which includes color monitors on which flight instrument data, weather radar, maps and other navigation information are available) and GPS (Global Positioning System) navigation. The aircraft will be of lightweight construction. The Company believes that the STRATOCRUZER 1250's comparatively light weight, combined with, among other things, its additional lifting surfaces, fuel efficient engines and aerodynamic design, will give the STRATOCRUZER 1250 superior range and fuel efficiency compared to other twin jets. The Company will be required to obtain a new FAA type certificate for the STRATOCRUZER 1250.

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

MANUFACTURING

     The Company has designed, produced or procured most of the equipment necessary for production of the JETCRUZER 450 and has used that equipment to certify the aircraft. The Company is in the process of obtaining and producing additional sets of the equipment necessary for production of the JETCRUZER 500. The Company will produce, in-house, substantially all of the tooling necessary for the production of its aircraft, from master models to major jigs and fixtures. The Company believes it has achieved, and will continue to achieve, cost savings by manufacturing tooling in-house. Additionally, nearly all airframe assemblies and parts are intended to be produced in-house, except for special tasks such as hydroforming, spar milling and painting. The manufacturing process for the Company's aircraft is highly technical and requires skilled assembly technicians. The Company believes that a number of such skilled individuals are available in Southern California in general, and in Long Beach in particular. However, no assurance can be given that these individuals will in fact be available to the Company.

     The equipment and procedures used by the Company for manufacturing must be certified, and are subject to inspection and continuing oversight, by the FAA.

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

MARKETING, DISTRIBUTION AND SERVICE

     Marketing and Distribution.  The Company has developed an in-house sales
     --------------------------
organization and is marketing its aircraft in the United States and abroad through trade publications, news releases, attendance at aircraft trade shows, and independent distributors and agents.

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

     Management anticipates that most of the Company's aircraft will be sold to corporations for transportation of their personnel, guests and company property. The Company has developed direct marketing programs to target such corporations. The Company believes that its aircraft will also be attractive to customers other than corporations and is addressing these markets as well. These markets include current owners of single and twin engine aircraft who operate their own aircraft for business purposes, governmental entities that use aircraft for surveillance or mapping photography or forest fire detection, and fractional use entities who purchase one or more aircraft and sell interests in each aircraft to several persons or entities. The Company believes that the relatively low purchase price, performance, safety and cost of operating its aircraft will make them attractive to such purchasers. Other potential specialty markets may include air freight and delivery services, on-demand air taxi services and/or charter and air ambulance use.

     Pursuant to new FAA resolutions approved August 6, 1997, effective as of May 3, 1998, single-engine aircraft may be used for commercial passenger revenue-paying flights (whether on-demand charter or scheduled) in Instrument Flight Rules (IFR) conditions, provided the pilot and the aircraft meet certain FAA certification, proficiency, maintenance and additional equipment and airworthiness requirements. The Company believes that the affect of this FAA resolution will be to open up new markets for the JETCRUZER 500.

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

     SERVICE.  The Company's aircraft will be serviced primarily by fixed base
     -------
operations ("FBO's") authorized by the Company. FBO's are established aircraft maintenance companies located at airports throughout the world which service general aviation aircraft produced by virtually all major aircraft manufacturers. If and when customers in a particular region or country begin to acquire aircraft manufactured by the Company, an appropriate FBO for that area will be identified and authorized by the Company after consultation with the agent and/or distributor for that area. The Company will provide training and a service manual to the employees of its authorized FBO's. Required parts and repair materials will be air freighted to the FBO's as required. Maintenance and repair of major systems included in the Company's aircraft, such as engines and avionics, will be provided by the manufacturers of those systems.

SUPPLIERS

     The Company relies on various suppliers of materials and components which are necessary to manufacture its aircraft. In particular, the engines and the avionics are provided by outside manufacturers. These suppliers also produce equipment for aircraft manufacturers other than the Company. Engines for the JETCRUZER 500 are manufactured by Pratt & Whitney. Engines for the STRATOCRUZER 1250, if developed, will be manufactured by Williams/Rolls Royce. The Company has contractual rights to engines from Pratt & Whitney. The failure of other suppliers or subcontractors to meet the Company's performance specifications, quality standards or delivery standards or schedules could have a material adverse effect on the Company's operations. Moreover, the Company's ability to significantly increase its production rate following the introduction of the JETCRUZER 500 could be limited by the ability or willingness of its key suppliers to increase their delivery rates.

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

     Single engine propject competition for the JETCRUZER consists of just three aircraft. The Cessna Caravan is all metal and sells for $1.4 million and has a high speed of only 160 kts, a landing gear that does not retract, no pressurization and is designed basically for low altitude freight use. Cessna delivered 500 Caravans in 5 years and received an order for 100 additional aircraft from one customer. The Company also expects competition from the TBM
700. Made in France from metal, it has the same passenger capacity and similar performance to the JETCRUZER, but its $2.6 million price tag is double that of the JETCRUZER. Year to date sales for the TBM exceed 100 aircraft. The last competitor is the Pilatus PC-12. Made in Switzerland from metal, it has a lower airspeed of only 260 kts and sells for almost double the price of the JETCRUZER at $2.4 million. One hundred and fifty PC-12's have been delivered. All competitive aircraft are based on conventional designs, which are more than 30 years old, and are made from metal. JETCRUZER's prime advantage is its design, light weight graphite composites, high performance and the lowest price for propjets in the world.

     Additional competition to the JETCRUZER 500 may be provided by the Malibu Mirage. The Malibu Mirage is a single engine piston powered aircraft, rather than a propjet. It is manufactured in the United States by The New Piper Aircraft Corp. It has an airspeed of 267 miles per hour and a range of approximately 1,200 miles. Its approximate base price is $780,000. The Company believes that piston aircraft such as the Mirage, and propjet aircraft such as the JETCRUZER 500 compete for different customers based on performance (particularly speed) and reliability. However, the price differential may induce certain purchasers to select the lower-priced piston aircraft.

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

     Most of the Company's competitors are substantially larger in size and have far greater financial, technical, marketing, and other resources than the Company. Certain of the Company's actual and potential competitors may have technological capabilities or other resources that would allow them to modify existing aircraft or develop alternative new aircraft which could compete with the Company's aircraft. Therefore, there can be no assurance that future technological changes or marketing initiatives on the part of its competitors will not have a material adverse effect on the Company's ability to market its aircraft.

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

     PRODUCT LIABILITY AND INSURANCE.  The failure of an aircraft manufactured
     -------------------------------
by the Company or any other mishap involving such an aircraft may result in physical injury or death to the occupants of the aircraft or others, and therefore, the Company could be subject to lawsuits involving product liability claims. The Company intends to obtain product liability insurance for aircraft purchased by customers before the delivery of the first customer's aircraft. However, such insurance is expensive, subject to various exclusions and, although the product liability insurance for manufacturers of general aviation aircraft has become somewhat more available and less costly over the last two years, there can be no assurance that such coverage will be available to the Company on acceptable terms or at all. Further, should the Company become involved in product liability litigation, the expenses and damages awarded could be large and the scope of any coverage may be inadequate. The Company has obtained other insurance as needed, including flight test insurance for its pilots and aircraft used during the FAA certification process.

GOVERNMENT REGULATION

     The manufacture of aircraft is subject to extensive regulation by the FAA. Both the finished product and the process of manufacturing itself must be certified by the FAA, as must the type design. Failure to obtain or maintain all required FAA certifications would have a material adverse effect on the Company's operations.

     CERTIFICATION.  On June 14, 1994, the Company obtained a Type Certificate
     -------------
from the FAA for the JETCRUZER 450. For an aircraft model to be manufactured for sale, the FAA must issue a type certificate and production certificate for that model; for an individual aircraft to be operated, the FAA must issue an airworthiness certificate for that aircraft. Type certificates are issued by the FAA when an aircraft model is determined to meet applicable performance, safety, environmental, and other technical criteria. In the case of aircraft such as the Company's which have one or more unconventional design characteristics for which there are no applicable criteria, such criteria are developed and applied in the course of the type certification process. More stringent airworthiness criteria and additional equipment requirements become applicable if the aircraft will be used in commercial passenger operations, whether on-demand charter or scheduled. Production certificates are issued by the FAA after it determines that the type certificate holder (or its licensee) has the facilities and quality control capability to manufacture aircraft that will meet the design provisions of the applicable type certificate. An airworthiness certificate is issued by the FAA for a particular aircraft when it is certified to have been built in accordance with specifications approved under the type certificate for that model; the airworthiness certificate remains in effect so long as required maintenance, repairs and upkeep are performed.

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

     Obtaining an amended FAA type certificate can be difficult, costly, and time consuming. To date, the Company has accomplished, among other things, (a) the filing of an appropriate application with the FAA, (b) development and submission to the FAA of an appropriate design and substantiating data and receipt of FAA approval that such design and data comply with applicable FAA airworthiness standards, (c) development and receipt of FAA approval of a flight test plan, and (d) modification and reassembly of an existing JETCRUZER 450 for use in initial flight testing. The Company must accomplish the following before receiving an amendment to its Type Certificate for the JETCRUZER 500: (a) successful completion of conformity inspections requested by the FAA from time to time to ensure compliance of the aircraft with the type design, (b) completion of the JETCRUZER 500 fuselage for static tests and the completion of the JETCRUZER 500 for flight tests, (c) completion of Company flight tests and receipt of precertification approval from the FAA, (d) completion of additional flight tests under FAA supervision, (e) development and receipt of FAA approval of an airplane flight manual, and (f) development and receipt of FAA approval of maintenance and inspection requirements for the aircraft. Although the time required to obtain an amended type certificate may vary, the Company believes that it can obtain an amended certificate for the JETCRUZER 500 during the fourth quarter of 1999.

     The Company will need to obtain a FAA production certificate for the commercial production of its aircraft. In order to obtain a production certificate, the Company must commence production of an aircraft and make application for the certificate. The FAA will regularly inspect the Company's facilities and procedures during the production process.

     When the initial aircraft is nearly complete, the Company must have submitted all required materials, including a copy of the applicable quality assurance manual. The FAA will then review the materials submitted and the results of its inspections and will either issue the production certificate or require that the Company modify its quality assurance manual or the manufacturing process, or both. While production will not necessarily stop during the review process, a failure to receive a production certificate would likely delay the manufacturing process. The time required to obtain a production certificate is identical to and concurrent with the time required to manufacture the first commercially-produced applicable aircraft; which the Company believes will be five to six months in the case of the JETCRUZER 500. The Company expects to obtain the production certificate during the last half of 1999.

     There can be no assurance that the Company will not encounter a delay in obtaining a production certificate for its planned aircraft models or airworthiness certificates for individual aircraft.

     The Company will also be subject to the risk of modification, suspension or revocation of any FAA certificate it holds. Such modification, suspension, or revocation could occur if, in the FAA's judgement, compliance with airworthiness or safety standards by the Company is in doubt. If the FAA were to suspend or revoke the Company's type or production certificates for an aircraft model, sales of that model would be adversely affected or terminated. If, in the FAA's judgement, an unsafe condition developed or was discovered after one or more of the Company's aircraft had entered service, the FAA could issue an "Airworthiness Directive," which could result in a regulatory obligation upon the Company to develop appropriate design changes at the Company's expense. Foreign authorities could impose similar obligations upon the Company as to aircraft within their jurisdiction. Any or all of the above occurrences could expose the Company to substantial additional costs and/or liability.

     PRODUCT LIABILITY.  In 1994, the United States Congress passed and the
     -----------------
President signed the General Aviation Revitalization Act of 1994 ("GARA"). GARA provides protection for manufacturers of general aviation aircraft against certain lawsuits for wrongful death or injuries resulting from an aircraft accident. Except as set forth in GARA, and provided a period of 18 years has passed from the date of delivery of the aircraft to the original purchaser or retailer, no claim for damages resulting from personal injury or wrongful death may be brought against the manufacturer of a general aviation aircraft. Although GARA will not directly affect the Company until eighteen years from the date it delivers its first aircraft, management believes that GARA will indirectly benefit the Company immediately, in that it may encourage increased manufacturing and sales of general aviation aircraft and this increased activity may in turn result in an increased number of licensed pilots. Management believes that a greater number of licensed pilots may provide an increased market for the Company's aircraft. However, there can be no assurance that Management's view of GARA's effects will prove to be correct.

     FOREIGN CERTIFICATION.  In order for the Company to sell its aircraft in
     ---------------------
foreign countries, it must comply with each country's aircraft certification process. Certain countries will accept as adequate the certification issued by the FAA, while others impose additional requirements. In countries which do require additional certification, the FAA certification often provides a starting point from which such country begins its certification process. The Company intends to begin certification processes in a foreign country once it has received the amendment to the Type Certificate for the JETCRUZER 500 and has finalized a sale or distributorship in that country. The Company has not yet determined which foreign markets it will first address. Priorities in this area will be established by the levels of interest in the Company's products of dealers and distributors in the various foreign markets.

EMPLOYEES

     As of March 9, 1999 the Company had eighty-four full time employees. The Company believes that its relations with its employees are good. The Company is not a party to any collective bargaining agreement.

ITEM 2.   PROPERTIES.

     The Company leases approximately 10 acres of land located on the Long Beach Airport in Long Beach, California. The lease commenced on January 14, 1998 and has a term of 30 years with an option to renew for an additional 10 year term. The lease also contains options to lease other airport properties. The current monthly rent under the lease is $4,500. An escalation clause in the lease increases the monthly rent to $7,500 beginning July of 1999. The lease contains incremental increases which escalate the monthly rent to approximately $15,600 after 5 years.

     The Company contracted Commercial Developments International/West (Design/Builder) to design and build their approximately 200,000 square foot manufacturing and headquarters facility (the "New Facility") on the above mentioned leased property. The facility was substantially completed during 1998, and on November 16, 1998, the Company moved into the New Facility. The total cost for the New Facility, including its design, construction, licenses, fees and change orders was approximately $9,000,000. The Company believes the new facility will provide adequate capacity for the foreseeable future. See "Subsequent Events".


ITEM 3.   LEGAL PROCEEDINGS.

     As of March 30, 1999, there were no material pending legal proceedings to which the Company was a party or to which any of its properties were subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1998.


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



Year Ended December 31, 1997            High               Low
----------------------------       ------------------------------
    First Quarter                       4.750             2.500
    Second Quarter                      4.313             2.375
    Third Quarter                       5.250             2.813
    Fourth Quarter                      5.375             2.031

Year Ended December 31, 1998
----------------------------
    First Quarter                       5.250             2.563
    Second Quarter                      7.000             4.000
    Third Quarter                       5.563             2.313
    Fourth Quarter                      4.375             2.500

     At March 30, 1999, there were approximately 40 holders of record of the Company's Class A Common Stock, 3 holders of record of the Company's Class B Common Stock and Class E-1 Common Stock and 5 holders of record of the Company's Class E-2 Common Stock. The Company believes that there are significant number of beneficial owners of its Class A Common Stock whose shares are held in "street name."

     The Company has not paid cash dividends on its Common Stock and does not anticipate that it will do so in the near future. The present policy of the Company is to retain earnings to finance the development of its operations.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS


     Certain statements contained in this report, including, but not limited to, statements concerning the Company's future cash and financing requirements, the Company's ability to raise additional capital, the Company's ability to obtain market acceptance of its aircraft, the Company's ability to obtain regulatory approval for its aircraft, and the competitive market for sales of small business aircraft and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those set forth in the forward looking statements, which statements involve risks and uncertainties, including without limitation those risks and uncertainties set forth in the Company's Registration Statement on Form SB-2 (333-12273) under the heading "Risk Factors."

                              PLAN OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.


GENERAL

     The Company is a development stage enterprise organized to design, develop, manufacture and market propjet and jet aircraft intended primarily for business use. Since its inception, the Company has been engaged principally in research and development of its proposed aircraft. In January 1990, the Company acquired the assets of Aerodynamics & Structures, Inc. ("ASI"), a New Jersey corporation engaged in the design of an aircraft prototype, in exchange for 139,407 shares of Class B Common Stock, 278,815 shares of Class E-1 Common Stock, and 278,815 shares of Class E-2 Common Stock. In connection with this exchange, the Company assumed liabilities of ASI in the amount of approximately $400,000. In March 1990, the Company made application to the FAA for a Type Certificate for the JETCRUZER 450, which Certificate was ultimately granted in June 1994. The Company decided to amend the Type Certificate and is in the process of developing the JETCRUZER 500 for commercial sale, which is a modified version of the JETCRUZER 450, that the Company anticipates will not be subject to the limitations imposed by the existing Type Certificate.

     The Company has not generated any operating revenues to date and has incurred losses from its operating activities. The Company believes it will continue to experience losses until such time as it commences the sale of aircraft on a commercial scale.

     Prior to commencing commercial sales, the Company will need to, among other things, complete the development of the JETCRUZER 500, obtain the requisite regulatory approvals, hire additional engineering and manufacturing personnel and expand its sales and marketing efforts. The Company estimates that the cost to complete development of the JETCRUZER 500 and obtain an amendment of its FAA Type Certificate will be approximately $5,000,000. This amount includes the cost of equipment and tooling, static and flight testing of the aircraft, and the employment of the necessary personnel to build and test the aircraft. There can be no assurances, however, that the Company's cost to complete development of the JETCRUZER 500 will not exceed $5,000,000.

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

     During 1999 the Company intends to focus its efforts in the following areas:

     . Completion of the development of the JETCRUZER 500, including, among other things, adding a larger engine, pressurization, environmental systems, de-icing capability and autopilot certification.

     . Obtaining an amendment to its Type Certificate to include the JETCRUZER 500, including the manufacture of FAA conformed models of the JETCRUZER 500 and static and flight testing.

     . Establishing a production line in the Company's new manufacturing facility and acquiring production inventory and additional items of equipment, tooling and computer hardware and software systems.

     . Obtaining a production certificate from the FAA and commencing commercial production of the JETCRUZER 500.

     . Increasing its engineering, manufacturing and administrative staff in anticipation of increased development and production activities.


     The Company believes that the remaining net proceeds from its December 1996 initial public offering ("IPO"), and the expected proceeds of the sale and lease back (See "Subsequent Events") of the New Facility, if completed, will be sufficient to finance its plan of operations for at least the next twelve months, based upon the current status of its business operations, its current plans and current economic and industry conditions. If the Company is unable to complete the sale and lease-back of the New Facility, or its estimates prove to be incorrect, then during such period the Company may have to seek additional sources of financing, reduce operating costs and/or curtail growth plans.


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain operating amounts and results.

                                                                   Period from January 26, 1990
                                     Years Ended December 31        (inception) to December 31,
                                  ------------------------------   ----------------------------
                                     1997               1998                    1998
                                  ------------------------------   ----------------------------
Interest and other Income          $1,378,000         $1,374,000              $3,632,000
Research, general and
   administrative, and
   preoperating expenses            7,457,000         11,127,000              40,653,000
Interest expense                      161,000            352,000               2,353,000
Loss on disposal of assets            385,000             13,000                 755,000
Extraordinary Loss                         --                                    942,000
Net Loss                            6,625,000         10,118,000              41,071,000

     The Company has not generated any revenues from operations. For the period from January 26, 1990 (inception) through December 31, 1998 the Company incurred a net loss of $41,071,000, $6,625,000 and $10,118,000 of which was incurred during the years ended December 31, 1997 and December 31, 1998, respectively. These losses have resulted primarily from expenditures made in connection with the research and development of the Company's proposed aircraft and general and administrative activities. During 1996 the Company incurred an extraordinary loss of $942,000, resulting from the retirement of debt at the time of its December 1996 IPO.

     Interest income consisted primarily of earnings derived from the unused proceeds of the December 1996 IPO. Interest income aggregated $2,370,000 from inception through December 31, 1998, $1,273,000 and $927,000 of which were earned in 1997 and 1998, respectively.

     Research and development expenses have consisted primarily of the costs of personnel, facilities, materials and equipment required to conduct the Company's development activities. Such expenses aggregated $24,918,000 from inception through December 31, 1998. Such expenses were incurred to develop the JETCRUZER 450, to obtain a Type Certificate with respect thereto, and to begin the design of the JETCRUZER 500, the JETCRUZER 650 and the STRATOCRUZER 1250. Research and development expenses increased in 1998 as the Company accelerated the development of the JETCRUZER 500.

     General and administrative expenses have consisted primarily of administrative salaries and benefits, rent, marketing expenses, insurance and other administrative costs. Such expenses aggregated $14,692,000 from inception through December 31, 1998, $2,644,000 and $4,658,000 of which were incurred in 1997 and 1998, respectively. General and administrative expenses have increased since 1997 primarily due to the addition of personnel and other resources needed to support increased administrative, marketing, and development activities.

     Interest expense has consisted primarily of interest expended by the Company for bank and private financing. Interest expense aggregated $2,353,000 from inception through December 31, 1998, $161,000 and $352,000 of which were incurred in 1997 and 1998, respectively.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company has incurred net losses in each year since its inception and consequently has paid no federal or state income taxes.

     At December 31, 1998, the Company has a United States federal and California state tax net operating loss carryforwards of approximately $37,000,000 and $11,000,000, respectively, which, if unused, will expire in varying amounts in the years 1999 through 2018.

     At December 31, 1998, the Company had federal and state research and development ("R&D") credit carryforwards of approximately $1,356,000 and $542,000, respectively. The federal R&D credit carryforwards will expire in the years 2004 through 2009. The state R&D credit carryforwards can be carried forward indefinitely. See Note 4 of Notes to Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had working capital of $508,000 and stockholders' equity of $11,224,000. Since its inception in January 1990, the Company has experienced continuing negative cash flow from operations, which, prior to the December 1996 IPO, resulted in the Company's inability to pay certain existing liabilities in a timely manner. The Company has financed its operations through private funding of equity and debt and its December 1996 IPO.

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

     The Company expects that the remaining net proceeds of the December 1996 IPO, and the expected proceeds of the sale and lease back (See "Subsequent Events") of the New Facility, if completed, will enable it to meet its liquidity and capital requirements for at least the next twelve months, by which time the Company expects to have received a Type Certificate amendment and a production certificate for the JETCRUZER 500 and to have commenced commercial production and sale of the JETCRUZER 500. Such proceeds will be used primarily for amendment of the Type Certificate, the purchase of equipment and tooling and sales and marketing. The Company's capital requirements are subject to numerous contingencies associated with development stage companies. Specifically if delays are encountered in amending the current Type Certificate, the time and cost of obtaining such certification may be substantial, may render it impossible for the Company to complete such amended certification and may therefore have a material and adverse effect on the Company's operations. Further, if the Company has not completed the development of the JETCRUZER 500, received the required regulatory approvals and successfully commenced commercial production of its aircraft by the third quarter of 2000, the Company may require additional funding to fully implement its proposed business plan. Other than the arrangements described above, the Company has no commitments from any third parties for any future funding, and there can be no assurance that the Company will be able to obtain financing in the future from bank borrowings, debt or equity financings or other sources on terms acceptable to the Company or at all. In the event necessary financing were not obtained, the Company would be materially and adversely affected and might have to substantially reduce operations.

     The Company has moved into an approximately 200,000 square foot manufacturing and headquarters facility (the "New Facility"). The primary financing for this project is the Company's obligation under a loan agreement related to proceeds received from $8,500,000 in the issuance of Industrial Development Bonds (IDB) by the California Economic Development Financing Authority (the "Authority"). The Company was required to provide cash collateral to The Sumitomo Bank, Limited (the "Bank") in the amount of $8,500,000 for a stand-by letter of credit in favor of the holders of the IBDs which will expire on August 5, 2002, if not terminated earlier by the Company or the Bank.

     The Company leases approximately 10 acres of land located on the Long Beach Airport in Long Beach, California. The lease commenced on January 14, 1998 and has a term of 30 years with an option to renew for an additional 10 years. The lease also contains options to lease other airport properties. The monthly rent currently under the lease is $4,500. An escalation clause in the lease increases the monthly rent to $7,500 beginning July 1999. The lease contains incremental increases which escalate the monthly rent to approximately $15,600 after 5 years.

     The Company contracted with Commercial Developments International/West (Design/Builder) to design and build their approximately 200,000 square foot manufacturing and headquarters facility (the "New Facility") on the above mentioned leased property. The facility was substantially completed during 1998, and on November 16, 1998, the Company moved in. The total cost for the New Facility, including its design, construction, licenses, fees and change orders was approximately $9,000,000.

     The Company has purchased a new integrated manufacturing, production and cost control computer system, to support future Company growth and production requirements. The system has been certified as Year 2000 compliant. Management expects to have the new system installed and running by mid-1999 and estimates the associated costs to be immaterial to the Company's operations.

     The Company had no material capital commitments at December 31, 1998, other than discussed in this report. The Company intends to hire a number of additional employees which will require substantial capital resources. The Company anticipates that it will hire up to 200 employees over the next twelve months, including engineers and manufacturing technicians necessary to produce its aircraft.

YEAR 2000 COMPLIANCE

     Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted below, the Company has not yet completed all necessary phases of the Year 2000 program.

                            ASSESSMENT           REMEDIATION            TESTING           IMPLEMENTATION
-----------------------------------------------------------------------------------------------------------
Information             100% Complete         70% Complete         70% Complete         65% Complete
TECHNOLOGY                                    Expected             Expected             Expected completion
                                              completion date      completion date      Date June 1999
                                              May 1999             May 1999
-----------------------------------------------------------------------------------------------------------
OPERATING EQUIPMENT     100% Complete         90% Complete         50% Complete         50% Complete
 WITH EMBEDDED CHIPS                          Expected             Expected             Expected
 OR SOFTWARE                                  completion date      completion date      completion date
                                              June 1999            July 1999            Aug 1999
-----------------------------------------------------------------------------------------------------------
PRODUCTS                100% Complete         N/A                  N/A                  N/A
-----------------------------------------------------------------------------------------------------------
3RD PARTY               100% Complete         N/A                  N/A                  N/A
-----------------------------------------------------------------------------------------------------------

     In May 1998, the Company signed a contract with Baan Business Systems of California for license and implementation of the Baan ERP system. In 1998 the Company purchased 15 licenses for $50,000, with an agreement to purchased 25 additional licenses in the 1st quarter and 20 licenses in the second quarter of 1999 for $75,000 and $60,000, respectively. The Company has received assurances from Baan that the hardware and software is Year 2000 compliant. Training and implementation began in the 3rd quarter of 1998 and is scheduled to be completed in the 2rd quarter of 1999. Although the Company does not perceive any problems with its new computer system, the failure of the new hardware and software package to be Year 2000 compliant might result in significant unexpected costs which would have a material adverse effect on the Company's results of operations. The Company has completed its assessment of its major vendors and has concluded there is no significant Year 2000 problem with such vendors or their products.

  The Company is currently assessing various other vendors which it plans to utilize when production of the JETCRUZER 500 begins. The process of evaluation includes both the significance of the vendor to the Company's operation and their exposure to the Year 2000 problem. The Company does not anticipate any material costs in completing its Year 2000 program.

  The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in May 1999 and determine whether such a plan is necessary.


Subsequent Events
-----------------

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


ISSUANCE OF CONVERTIBLE PREFERRED STOCK

     In March 1999, the Company executed a non-binding term sheet with an institutional investor for the issuance of approximately 4,000 shares of Convertible Preferred Stock at a price per share of $1,000. If the offering was completed, the proceeds from the issuance of the Convertible Preferred Stock would be approximately $5,000,000, before deducting commissions and expenses associated with the offering. The Company is currently negotiating the specific terms of the transaction agreements, but the Company has not entered into any binding agreements for the offering.

SALE AND LEASE-BACK OF NEW FACILITY

     In April 1999, the Company signed a Letter of Intent to sell its 200,000 square-foot building and lease it back. The purchase price of the building is $9,800,000 and the term of the lease is twenty years plus an option to extend the lease for an additional ten years. In accordance with the Letter of Intent, the purchaser has deposited $100,000 into an escrow account.

     If the transaction is completed, monthly payments under the terms of the lease-back will be $106,167 and will be adjusted annually, after the first year, for changes in the Consumers' Price Index, not to exceed 3% per annum. The rent for periods after the twentieth year would be at fair market rental value.

ITEM 7.   FINANCIAL STATEMENTS.



                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         INDEX TO FINANCIAL STATEMENTS

                                                                     Page
                                                                    Number
                                                                    ------

        Report of Independent Auditors                                22
        Report of Independent Accountants                             23
        Balance Sheet                                                 24
        Statement of Operations                                       25
        Statement of Stockholders' Equity                             26
        Statement of Cash Flows                                       27
        Notes to Financial Statements                                 28

To the Board of Directors
Advanced Aerodynamics & Structures, Inc.

     We have audited the accompanying balance sheet of Advanced Aerodynamics & Structures, Inc. (a development stage enterprise) as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the two years then ended, and for the period January 26, 1990 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period January 26, 1990 (inception) through December 31, 1996, were audited by other auditors whose report dated March 26, 1997 expressed an unqualified opinion. The financial statements for the period January 26, 1990 (inception) through December 31, 1996 include total income and net loss of $880,000 and $24,328,000, respectively. Our opinion on the statements of operations, shareholders' equity, and cash flows for the period January 26, 1990 (inception) through December 31, 1998, insofar as it relates to amounts for prior periods through December 31, 1996, is based solely on the report of other auditors.

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

     In our opinion based on our audit and the report of other auditors,the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Aerodynamics & Structures, Inc., at December 31, 1998, and the results of its operations and its cash flows for the two years then ended and the period from January 26, 1990 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming Advanced Aerodynamics & Structures, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring losses and its working capital at December 31, 1998 has been substantially depleted. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                            Ernst & Young LLP


Long Beach, California
March 31, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Advanced Aerodynamics & Structures, Inc.
(A development stage enterprise)

In our opinion, the statements of operations, of stockholders' equity and of cash flows of Advanced Aerodynamics & Structures, Inc. (a development stage enterprise) present fairly, in all material respects, the results of its operations and its cash flows for the period from January 26, 1990 (inception) to December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and its working capital at December 31, 1998 has been substantially depleted. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
March 26, 1997, except as to Note 2,
  which is as of March 31, 1999

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEET

                                                              December 31,
                                                                 1998
                                                              -----------
ASSETS
Current Assets:
   Cash and cash equivalents                                  $ 2,153,000
   Short term investments                                         828,000
   Prepaid expenses and other current assets                       88,000
                                                              -----------
       Total current assets                                     3,069,000
Restricted cash                                                 9,001,000
Property, Plant and equipment, net                             11,331,000
Other assets                                                      187,000
                                                              -----------
       Total assets                                           $23,588,000
                                                              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                           $   263,000
   Accrued payable to contractor                                1,207,000
   Capital lease obligation current portion                        37,000
   Other accrued liabilities                                    1,054,000
                                                              -----------
       Total current liabilities                                2,561,000
                                                              -----------
Long-term debt                                                  8,500,000
Capital lease obligation, long term                               210,000
Deferred revenue                                                1,340,000
                                                              -----------
       Total liabilities                                       12,611,000
Stockholders' equity
    Preferred Stock, par value $.0001
      per share;  5,000,000 shares authorized;
      no shares issued and outstanding                                 --
    Class A common, par value $.0001 per share;
      60,000,000 shares authorized; 6,999,676
      shares issued and outstanding                                 1,000
    Class B Common Stock, par value $.0001 per share;
      10,000,000 shares authorized; 1,900,324 shares
      issued and outstanding                                           --
    Class E-1 Common Stock; par value $.0001 per
      share; 4,000,000 shares authorized; 4,000,000
      shares issued and outstanding                                    --
    Class E-2 Common Stock; par value $.0001 per
      share; 4,000,000 shares authorized; 4,000,000
      shares issued and outstanding                                    --

    Warrants to purchase common stock                                  --
         Public Warrants                                          473,000
         Class A Warrants                                      11,290,000
         Class B Warrants                                       4,632,000
    Additional paid-in capital                                 35,652,000
    Deficit accumulated during the development stage          (41,071,000)
                                                              -----------
    Total stockholders' equity                                 10,977,000
                                                              -----------
    Total liabilities and stockholder's equity                $23,588,000
                                                              ===========


                See accompanying notes to financial statements

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS




                                                                                   Period from
                                                                                    January 26,
                                                           Year Ended                  1990
                                                          December 31,            (inception) to
                                                ------------------------------      December 31,
                                                    1997             1998              1998
                                                -----------------------------   -----------------
Interest income                                    $ 1,273,000   $   927,000      $  2,370,000
Other income                                           105,000       447,000         1,262,000
                                                -----------------------------   -----------------
                                                     1,378,000     1,374,000         3,632,000
Cost and expenses:
Research and development costs                       4,813,000     6,469,000        24,918,000
Preoperating costs                                          --            --           282,000
General and administrative expenses                  2,644,000     4,658,000        14,692,000
Loss on disposal of assets                             385,000        13,000           755,000
Interest expense                                       161,000       352,000         2,353,000
In-process research and development acquired                --            --           761,000
                                                -----------------------------   -----------------
                                                     8,003,000    11,492,000        43,761,000
                                                -----------------------------   -----------------
Loss before extraordinary item                      (6,625,000)  (10,118,000)      (40,129,000)
Extraordinary loss on retirement of
  Bridge Notes                                              --            --          (942,000)
                                                -----------------------------   -----------------
Net loss and comprehensive loss                    $(6,625,000) $(10,118,000)     $(41,071,000)
                                                =============================   =================
Loss per share before extraordinary item                 $(.74)       $(1.14)
                                                -----------------------------
Net loss and comprehensive loss per share                $(.74)       $(1.14)
                                                =============================
Weighted average number of shares outstanding        8,900,000     8,900,000
                                                =============================

                See accompanying notes to financial statements.

                                             ADVANCED AERODYNAMICS & STRUCTURES, INC.
                                                 (A DEVELOPMENT STAGE ENTERPRISE)

                                                 Statement of Stockholders' Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                          Common Stock
                          Preferred   Stock         Class A               Class B             Class E-1            Class E-2
                           Shares     Amount   Shares       Amount   Shares      Amount    Shares     Amount    Shares     Amount
                          ---------   ------   -------------------   ------------------    -----------------    -----------------
Common stock issued                   $  --                $   --       418,094    $  --      836,189   $  --      836,189   $  --
Common stock issued in
   exchange for in-
   process research and
   development                                                         201,494        --      402,988      --      402,988      --
Imputed interest on
   advances from
   stockholder (Note 5)
Conversion of
  stockholder advances
   (Note 5)                                                            598,011       --    1,196,021      --    1,196,021      --
Conversion of officer
   loans (Note 5)                                                      187,118       --      374,236      --      374,236      --
Stock issued in
   consideration for
   services in 1994,
   1995, and 1996
   (Note 6)                                                            595,283       --    1,190,566      --    1,190,566      --
Imputed interest on
   advances from
   stockholder (Note 5)
Net proceeds from
   initial public
   offering of Units
   (Note 8)                                    6,000,000   $1,000
Net proceeds from
   exercise of over-
   allotment option
   (Note 8)                                      900,000       --
Warrants issued in
   connection with
   issuance of Bridge
   Notes (Note 8)

Net loss from inception
   to December 31, 1996
                          ---------   ------   ---------   -------    --------     -----    ---------   -----    ---------   -----
Balance at December
   31, 1996                      --      --    6,900,000    1,000    2,000,000       --    4,000,000      --    4,000,000      --
Adjustment to proceeds
   from initial public
   offering and exercise
   of overallotment option

Net Loss
---------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 1997                        --      --    6,900,000    1,000    2,000,000       --    4,000,000      --    4,000,000      --
Conversion of Class B
   to A Common Stock                              99,676               (99,676)
Net Loss
---------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 1998                        --   $  --    6,999,676   $1,000    1,900,324     $  --    4,000,000   $ --    4,000,000    $ --
=================================================================================================================================

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                     During the
                              Public           Class A          Class B           Additional        Development
                             Warrants         Warrants          Warrants       Paid-In Capital         Stage          Total
                             --------        ----------        -----------     ---------------     ------------   ------------
Common stock issued          $     --       $        --        $        --     $     7,500,000     $         --   $  7,500,000
Common stock issued in
   exchange for in-
   process research and
   development                                                                         361,000                         361,000
Imputed interest on
   advances from
   stockholder (Note 5)
Conversion of                                                                          799,000                         799,000
   stockholder advances
   (Note 5)
Conversion of officer                                                               10,728,000                      10,728,000
   loans (Note 5)
Stock issued in                                                                        336,000                         336,000
   consideration for
   services in 1994,
   1995, and 1996
   (Note 6)                                                                          1,507,000                       1,507,000
Imputed interest on
   advances from
   stockholder (Note 5)                                                                 11,000                          11,000
Net proceeds from
   initial public
   offering of Units
   (Note 8)                                   9,583,000          4,166,000          12,566,000                      26,316,000
Net proceeds from
   exercise of over-
   allotment option
   (Note 8)                                   1,707,000            466,000           1,922,000                       4,095,000
Warrants issued in
   connection with
   issuance of Bridge
   Notes (Note 8)             473,000                                                                                  473,000

Net loss from inception
to December 31, 1996                                                                                24,328,000      24,328,000
                              --------       -----------        -----------     ---------------   ------------      ----------
Balance at December
   31, 1996                   473,000        11,290,000          4,632,000          35,730,000     (24,328,000)     27,798,000
Adjustment to proceeds
 from initial public
 offering and exercise
 of overallotment option                                                               (78,000)                        (78,000)

Net Loss                                                                                             (6,625,000)    (6,625,000)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 1997                     473,000        11,290,000          4,632,000          35,652,000      (30,953,000)    21,095,000
Conversion of Class B
 to A Common Stock
Net Loss                                                                                            (10,118,000)   (10,118,000)
--------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 1998                 $   473,000       $11,290,000        $ 4,632,000     $    35,652,000     $(41,071,000)  $ 10,977,000
================================================================================================================================

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF CASH FLOWS

                                                                                                                 PERIOD FROM
                                                                                                                  JANUARY 26,
                                                                                                                    1990
                                                                                                                 (INCEPTION)
                                                                                 YEAR ENDED DECEMBER 31,        TO DECEMBER 31,
                                                                               ---------------------------
                                                                                  1997            1998              1998
                                                                               ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $ (6,625,000)    $(10,118,000)    $(41,071,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Noncash stock compensation expense                                                  -                -        1,207,000
      Noncash interest expense                                                            -                -          336,000
      Cost of in-process research and development acquired                                -                -          761,000
      Imputed interest on advances from stockholder                                       -                -          810,000
      Interest income from restricted cash invested                                (136,000)        (328,000)        (464,000)
      Extraordinary loss on retirement of Bridge Notes                                    -                -          942,000
      Depreciation and amortization                                                 386,000          440,000        2,640,000
      Loss on disposal of assets                                                    385,000           13,000          755,000
      Changes in assets and liabilities:
          Increase in prepaid expenses and other current assets                    (104,000)         344,000           85,000
          Increase in other assets                                                 (417,000)         230,000         (187,000)
          Increase (decrease) in accounts payable                                   390,000         (272,000)         263,000
          Increase (decrease) in accrued liabilities                                107,000        1,996,000        2,161,000
          Increase in deferred revenue                                              430,000          910,000        1,340,000
                                                                               ------------------------------------------------
Net cash used in operating activities                                            (5,584,000)      (6,785,000)     (30,422,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in construction in progress                                            (446,000)                         (446,000)
   Proceeds from insurance claims upon loss of aircraft                                   -                -           30,000
   Proceeds from disposal of assets                                                   3,000                             3,000
   Capital expenditures                                                            (804,000)      (1,081,000)      (5,732,000)
   Purchase of certificate of deposit                                            (1,049,000)                       (1,061,000)
   Proceeds from redemption of certificate of deposit                                              1,061,000        1,061,000
   Purchase of investments                                                       (6,611,000)      (3,021,000)     (11,658,000)
   Proceeds from sale of investments                                              4,124,000        6,706,000       10,830,000
   Restricted cash from long term debt                                           (8,500,000)                       (8,500,000)
                                                                               ------------------------------------------------
Net cash (used in) provided by investing activities                             (13,283,000)       3,665,000      (15,473,000)
                                                                               ------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Adjustment to net proceeds from initial public offering and exercise of
    over allotment option                                                           (78,000)                          (78,000)
   Proceeds from long term debt                                                   8,500,000                         8,500,000
   Restricted cash collateral for long term debt                                 (8,500,000)                       (8,500,000)
   Advances from stockholder                                                              -                -       10,728,000
   Proceeds from issuance of common stock prior to initial public offering                -                -        7,500,000
   Net proceeds from initial public offering and exercise of over-allotment option        -                -       30,411,000
   Net proceeds from bridge financing                                                     -                -        6,195,000
   Net proceeds from loans from officers                                                  -                -          336,000
   Payment of obligation under Capital Lease Obligations                                  -           (4,000)         (44,000)
   Repayment of bridge financing                                                          -                -       (7,000,000)
                                                                               -----------------------------------------------
Net cash (used in) provided by financing activities                                 (78,000)          (4,000)      48,048,000
                                                                               -----------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (18,945,000)      (3,124,000)       2,153,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 24,222,000        5,277,000                -
                                                                               -----------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  5,277,000     $  2,153,000     $   2,153,000
                                                                               ===============================================
SUPPLEMENTAL CASH FLOW INFORMATION:
          Cash paid for interest                                                    161,000          316,000        1,171,000
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Stockholder advances converted to common stock                                                                  10,728,000
   Loans from officer converted to common stock                                                                       336,000
   Common stock issued for noncash consideration and compensation                                                   1,507,000
   Liabilities assumed from ASI                                                                                       400,000
   Common stock issued for in-process research and development acquired                                               361,000
   Equipment acquired under capital leases                                                                             40,000
   Deposit surrendered as payment for rents due                                                                        80,000
   Construction in progress acquired with restricted cash                           446,000        7,845,000        8,291,000

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS


1.   THE COMPANY

     Advanced Aerodynamics & Structures, Inc. (the "Company" or "AASI") was incorporated in California on January 26, 1990. The Company is in the development stage of designing a multi-purpose light aircraft. The present design of the aircraft is based on Pratt & Whitney-designed engines.

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

     In July 1996, the Company reincorporated by merging with a newly formed corporation in Delaware (the "reincorporation"). In connection with the reincorporation, the Company: (i) increased the authorized capital of the Company to 63,000,000 shares of $.0001 par value common stock, of which 45,000,000 were designated Class A Common Stock, 10,000,000 were designated Class B Common Stock, 4,000,000 were designated Class E-1 Common Stock and 4,000,000 were designated Class E-2 Common Stock; and (ii) authorized 5,000,000 shares of $.0001 par value preferred stock. Each issued and outstanding share of common and preferred stock at the time of the reincorporation was exchanged into approximately .0557 share of Class B common stock, approximately .1115 share of Class E-1 common stock and approximately .1115 share of Class E-2 common stock (the "recapitalization"). All share and per share data have been retroactively restated to reflect the recapitalization.

     In November 1996, the Company increased the number of authorized shares of Class A Common Stock to 60,000,000.

     The Company is a development stage enterprise and there is no assurance that the Company will ultimately be successful in obtaining its Federal Aviation Administration ("FAA") Type Certificate for technical revisions to its aircraft. On December 3, 1996 the Company successfully completed an initial public offering to finance the continued development, manufacture and marketing of its product to achieve commercial viability. The net proceeds of the offering were and will be used to amend its Federal Aviation Administration ("FAA") Type Certificate for technical revisions to its product, to obtain a FAA Production Certificate for its product, to repay borrowings under a bridge loan, to expand the Company's sales and marketing efforts, to establish a new manufacturing facility, and to acquire production materials and additional tooling and equipment.

2.   FINANCIAL RESULTS AND LIQUIDITY

     The Company is currently in the process of developing their product and obtaining appropriate certification from the Federal Aviation Administration. To date, the Company has generated no sales revenue and none is projected until the certification process is complete and the Company can begin commercial production of their product. Current working capital has been substantially depleted and will not meet the Company's requirements for the next fiscal year unless additional financing is secured. Because the required additional financing has not been obtained, substantial doubt exists as to the Company's ability to continue its development activities for the next fiscal year.

     The Company's management team has been developing a financial plan to address its working capital requirements. The Company is currently seeking additional financing but no agreements have been signed or any funds secured as of the date of this report. Management is exploring all financing alternatives and expects to secure additional financing in the near future. The Company is also considering the sale and subsequent lease-back of its approximately 200,000 square foot manufacturing and headquarters facility in Long Beach, California as a strategy to improve its cash position. Construction of the facility was completed in 1998 at a total cost of approximately $9,000,000.

     Going forward, significant amounts of additional cash will be needed to continue the Company's development activities and ultimately production. While there is no assurance that additional financing will be available, the Company's management believes that it has developed a financial plan that, if executed successfully, will substantially improve the Company's ability to meet its working capital requirements.

     The Company's Independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the 1998 financial statements. The paragraph states that the recurring losses and working capital depletion of Advanced Aerodynamics & Structures, Inc. raises substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include any adjustments that might result from the outcome of this uncertainty. See
     Note 15, "Events (unaudited) Subsequent to the Date of the Report of Independent Auditors."

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     RESEARCH AND DEVELOPMENT COSTS

     All costs incurred in the design, testing, and certification of aircraft being developed by the Company (including cost of in-process research and development acquired) are expensed as incurred.

     PREOPERATING COSTS

     Preoperating costs are expensed as incurred.

     ADVERTISING EXPENSE

     Advertising costs are expensed as incurred Advertising expense was $75,000 and $316,000 for the years ended December 31, 1998 and 1997, respectively.

     CASH EQUIVALENTS

     Cash equivalents represent short-term, highly liquid instruments that have original maturities of three months or less and are readily convertible to cash. Such investments consist primarily of a money market account, short term government funds, and short term commercial paper. The cost of such investments approximates fair value at December 31, 1998.

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

     Due to the relative short term nature of the equity shares, the fair market value approximates cost at December 31, 1998 and no unrealized gains or losses have been reported in stockholders equity. The cost of investments sold is determined on the specific identification method.

     PROPERTY, PLANT, AND EQUIPMENT

     Property, Plant, and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 5-10 years for machinery and equipment and 3-5 years for office furniture and equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Included in depreciation expense is the amortization of assets acquired under capital leases.

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

     NEW STANDARDS

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information and SFAS No. 132 "Employers' Disclosures about Persons and other Post Retirement Benefits."

     SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statements that is displayed with the same prominence as other financial statements. The adoption of this statement had no impact on the Company's net income or shareholders' equity.

     SFAS No. 131 requires a public enterprise to report financial and descriptive information about its reportable operating segments based upon the way management organizes segments within the enterprise for making operating decisions and assessing performances. The Company has only one segment, and thus adoption of this standard had no impact on the Company.

     SFAS No. 132 revises the disclosures of SFAS No. 87 and SFAS No. 106 relating to Persons and other postretirement benefits. The Company does not have any pensions or other postretirement benefits, and this adoption of this standard had no impact on the Company.

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

     The following table sets forth the computation of basic loss per share:

                                                                    1997                 1998
                                                         --------------------------------------
Numerator
   Loss before extraordinary item                              $(6,625,000)        $(10,118,000)
                                                         --------------------------------------
Denominator
   Weighted average shares of Class B Shares                     2,000,000            1,924,629
   Weighted average shares of Class A Shares                     6,900,000            6,975,371
                                                         --------------------------------------
Denominator for basic loss per share-weighted
  average shares                                                 8,900,000            8,900,000
                                                         --------------------------------------
Basic loss per share                                           $     (0.74)        $      (1.14)
                                                         ======================================

     ACCOUNTING PRONOUNCEMENTS

     In March 1998, the AICPA issued SOP 98-1, Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use. The SOP is effective for the Company beginning on January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses such costs as incurred. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up cost and organization costs and require such costs to be expensed as incurred. Management believes that the adoption of SOP 98-5 will not have a material effect on the Company's financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not have any derivative instruments as of December 31, 1998. Management believes that the adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

4.   PROPERTY, PLANT, AND EQUIPMENT

     Property and equipment consist of the following:

            Building                                        $ 9,418,000
            Office furniture and equipment                    1,069,000
            Machinery and equipment                           2,683,000
                                                            -----------
            Gross property and equipment                     13,170,000
            Accumulated depreciation and amortization        (1,839,000)
                                                            -----------
            Property, Plant, and equipment                  $11,331,000
                                                            ===========

     Included in office furniture and equipment are assets acquired under capital leases in the amount of $251,000.

5.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statements purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 are as follows:

           Deferred tax assets:
           Federal net operating loss                         $ 12,760,000
           State net operating loss                              1,031,000
           Research & Development Credits                        1,898,000
           Other                                                    44,000
                                                              ------------
           Total deferred tax assets                            15,733,000


           Deferred tax liabilities:
           Tax over book depreciation                              486,000
                                                              ------------
           Total net deferred tax assets                        15,247,000
           Valuation allowance                                 (15,247,000)
                                                              ------------
                                                              $        -0-
                                                              ============


     At December 31, 1998, the Company had U.S. Federal and California state net operating loss ("NOL") carryforwards of approximately $37 million and $11 million, respectively, Federal NOLs could, if unused, expire in varying amounts in the years 2006 through 2018. California NOLs, if unused, could expire in varying amounts from 1999 through 2003.

     At December 31, 1998, the Company had Federal and California research and development ("R&D") credit carryforwards of approximately $1,356,000 and $542,000, respectively. The Federal R&D credit carryforwards will expire in the years 2004 through 2009. The California R&D credit carryforwards can be carried forward indefinitely.

     The provision for income taxes are as follows:

                                                        December 31,          December 31,
                                                           1997                   1998
                                                        ------------          ------------
            Deferred:
              Federal                                   $(2,199,000)          $(3,380,000)
              State                                         177,000              (378,000)
                                                        ------------          ------------
              Total deferred                             (2,022,000)           (3,758,000)
            Increase in valuation allowance               2,022,000             3,758,000
                                                        ------------          ------------
                                                        $        --           $        --
                                                        ============          ============

     Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation if a change in the Company's ownership should occur as defined by Section 382 and Section 383 of the Internal Revenue Code.

     As a result of the Company's operating losses, no income tax provision has been recorded in 1997 and 1998.

6.   INVESTMENTS

     The contractual maturities of debt securities ($828,000) classified as held-to-maturity, which consist of United States corporation bonds, as of December 31, 1998, mature within one year and are recorded at their fair value.

     Debt and equity securities classified as cash equivalents as of December 31, 1998 consisted of $1,687,000 in Short Term Government Fund.


7.   DEBT AND RELATED PARTY TRANSACTIONS

     In 1993 and 1994, the Company obtained loans from SIDA Corporation in the aggregate principal amount of $110,000, bearing interest at 12% per annum. These loans, together with accrued interest of $31,000, were repaid from the proceeds of the Bridge Notes.

     In 1994, the Company received loans in the aggregate principal amount of $565,000, bearing interest at 12% per annum, from four individuals who were at the time not affiliated with the Company. One such individual became a director of the Company in June 1996. These loans, together with accrued interest of $161,000, were repaid with the proceeds of the Bridge Notes.

     In 1994 and 1995, the Company obtained loans from a bank in the aggregate principal amount of $900,000, bearing interest at the prime rate plus 1.5%. These loans, together with accrued interest of $15,000, were repaid with the proceeds of the Bridge Notes.

     In 1995 and through August 1996, an officer of the Company made loans to the Company in the aggregate principal amount of $562,000 bearing interest at 12% per annum. In May 1996, $336,000 of such loans were converted into 187,118 shares of Class B Common Stock and 374,236 shares each of Class E-1 and Class E-2 Common Stock. The remaining $226,000 principal amount of these loans, together with accrued interest of $36,000, was repaid with the proceeds of the Bridge Notes.

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

     The Company is completing the construction it's new manufacturing and administrative facility in Long Beach, California. The financing for this project is the Company's obligation under a loan agreement in connection with industrial development bonds issued by the California Economic Development Financing Authority. The principal balance outstanding at December 31, 1998 is $8,500,000. The loan bears interest at a floating rate (4.25% at December 31, 1998) with a maximum rate of 12%, set weekly, until conversion to a fixed rate, at the option of the Company for the remaining term of the agreement. As of December 31, 1998, the Company has not exercised that option. The Company also has an option to redeem the bonds prior to maturity at the redemption price of 100% of the principal amount plus any accrued interest outstanding. At December 31, 1998, the Company has established in the trustee's favor a bank letter of credit for the principal amount of $8,500,000, plus 45 days accrued interest on the bonds, which is secured by $8,500,000 of Company restricted cash. The bonds mature August 1, 2027 at which time all outstanding amounts become due and payable.

8.   COMMITMENTS, CONTINGENCIES AND EMPLOYMENT AGREEMENTS

     In January 1990, the Company entered into a five-year management services agreement (the "1990 Agreement") with SIDA Corporation, the stockholders of which were also minority stockholders of the Company. During the period from January 26, 1990 (inception) to December 31, 1996, the Company incurred $700,000 of service fees (including $12,000 in 1995) pursuant to this agreement. Unpaid service fees of $259,000, together with accrued interest of $64,000, were repaid from the proceeds of the Bridge Notes.

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

                                           Class B    Class E-1     Class E-2
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

     In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At December 31, 1998, the Company is not a party to any action which would have a material impact on its, financial condition, operations, or cash flows.

9.   LEASES

     The Company leases approximately 10 acres of land located on the Long Beach Airport in Long Beach, California. The lease commenced on January 14, 1998 and has a term of 30 years with an option to renew for an additional 10 year term. The lease also contains options to lease other airport properties. The current monthly rent under the lease is $4,500. An escalation clause in the lease increases the monthly rent to $7,500 beginning July 1999. The lease contains incremental increases which escalate the monthly rent to approximately $15,600 after 5 years. The aggregate minimum payments under the lease have been included in the table below.

     Future minimum lease payments applicable to non-cancelable operating leases and capital leases as of December 31, 1998, are as follows:

                                                      CAPITAL           OPERATING
                                                       LEASES             LEASES
                                                   -------------------------------
          1999                                         66,000               72,000
          2000                                         66,000               89,000
          2001                                         66,000              109,000
          2002                                         66,000              187,000
          2003                                         60,000              187,000
          Thereafter                                                     4,482,000
                                                    ---------           ----------
          Net future minimum lease payments           324,000           $5,126,000
                                                    ---------           ==========
          Amount representing interest                 77,000
                                                    ---------
          Present value of minimum lease payments   $ 247,000
                                                    =========

     The Company incurred rent expense of $383,000 and for the year ended December 31, 1998 and 1997, respectively.

10.  STOCKHOLDERS' EQUITY

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

     CLASS E-1 AND E-2 COMMON STOCK

     All shares of Class E-1 and Class E-2 Common Stock ("Performance Shares") are not transferable or assignable and may be converted into shares of Class B Common Stock in the event income before provision for income taxes, exclusive of any extraordinary earnings or losses, reaches certain targets over the next seven years, or if the market price of the Class A Common Stock reaches specified levels over the next three years. With respect to targeted earnings, Class E-1 Common Stock shares may be converted if pretax income exceeds $22.5 million in 1999, $28.5 million in 2000, $36.0 million in 2001, $45.00 million in 2002 and $56.0 million in 2003. Class E-2 Common Stock shares may be converted if pretax income exceeds, $28.125 million in 1999, $35.625 million in 2000, $45.0 million in 2001, $56.25 million in 2002 or $69.5 million in 2003. With respect to market price levels, the Class E-1 Common Stock shares may be converted if, commencing on December 3, 1996 and ending 18 months thereafter, the bid price of the Company's Class A Common Stock averages in excess of $14.00 per share for 30 consecutive business days, or commencing 18 months after December 3, 1996 and ending 36 months thereafter, the bid price averages $18.50 per share for 30 consecutive business days.
     Class E-2 Common Stock shares may be converted if commencing at December 3, 1996 and ending 18 months thereafter, the bid price of the Company's Class A Common Stock averages in excess of $18.00 per share for 30 consecutive business days or commencing 18 months after December 3, 1996 and ending 36 months thereafter, the bid price averages in excess of $23.00 for 30 consecutive business days.

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

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 (Statement 123), "Accounting for Stock Based Compensation", requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.5% and 5.02% for 1997 and 1998, respectively; dividend yields of 0% for 1997 and 1998; volatility factors of the expected market price of the Company's common stock of .88 and .878 for 1997 and 1998, respectively; and a weighted average expected life of the option of 10 years and 5 years, for 1997 and 1998, respectively.

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

     Had the Company accounted for stock options granted in 1997 and 1998, using the fair value method at the date of grant, additional compensation expense would have been recorded and the pro forma effect would have been as follows:

                                               Years Ended December 31,
                                          ---------------------------------
                                               1997                 1998
                                          ------------         ------------
     Pro forma net loss                    $6,748,000           $10,356,000
     Pro forma net loss per share:         $      .76           $      1.16

     The weighted average fair value of options granted during 1997 and 1998 was $3.62 and $.73, per option, respectively. The weighted average exercise price for 1997 and 1998 was $5.00. The weighted average remaining contractual life of options outstanding is 9.20 years and 8.75 years for 1997 and 1998, respectively.

     At December 31, 1998, options to purchase 80,000 shares of Class A Common Stock were available for future grants and 420,000 shares of Class A Common Stock were reserved for the exercise of options. Transactions under the Plan during the year ended December 31, 1997 and December 31, 1998 are summarized as follows:

                                                                 WEIGHTED
                                                            AVERAGE EXERCISE
                                                 SHARES           PRICE
                                                 -------     ----------------
          Outstanding at December 31, 1996       110,000          $5.00
               Granted                           315,000          $5.00
               Exercised                              --             --
               Canceled                           (5,000)         $5.00
          Outstanding at December 31, 1997       420,000          $5.00
               Granted                           268,000          $5.00
               Exercised                              --             --
               Canceled                          (95,000)         $5.00

          Outstanding at December 31, 1998       593,000          $5.00

     As of December 31, 1997 and 1998 21,000 and 87,000 options were exercisable at a weighted average exercise price of $5.00 per option.

11.  INITIAL PUBLIC OFFERING

     On December 3, 1996, the Company completed an initial public offering of 6,000,000 units (the "Units) at an initial public offering price of $5 per Unit. Each Unit is composed of one share of the Company's Class A Common Stock, one Class A Warrant and one Class B Warrant. The Company realized net proceeds of $26,316,000 from this offering. Upon exercise, the Class A Warrants entitle the holder to purchase one share of Class A Common Stock and one Class B Warrant. Each Class B Warrant entitles the holder to purchase one share of Class A Common Stock. Class A Warrants and Class B Warrants may be exercised at an exercise price of $6.50 and $8.75, respectively, at anytime until December 3, 2001. Commencing one year from December 3, 1996, Class A Warrants are subject to redemption by the Company, upon 30 days written notice, at a price of $.05 per Warrant, if the average closing bid price of the Class A Common Stock for any 30 consecutive trading days ending within 15 days of the date on which the notice of redemption is given shall have exceeded $12.00 per share. Class B Warrants are subject to redemption by the Company commencing one year from December 3, 1996, upon 30 days written notice, at a price of $.05 per Warrant, if the average closing bid price of the Class A Common Stock for any 30 consecutive trading days ending within 15 days of the date on which the notice of redemption is given shall have exceeded $15.00 per share. For purposes of these financial statements, the Class A and Class B Warrants have been valued at their relative closing prices on the first day they were traded.

     On December 23, 1996, the underwriter in the initial public offering exercised its over-allotment option to purchase 900,000 additional Units at the initial public offering price of $5 per Unit resulting in net proceeds of $4,095,000 to the Company.

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

12.  INDUSTRIAL DEVELOPMENT BONDS

     On August 5, 1997, the company entered into a loan agreement in connection with industrial development bonds (IDB) issued by the California Economic Development financing Authority. The Company has established in the trustee's favor a bank letter of credit for the principle amount of $8,500,000 plus 45 days accrued interest on the bonds, which is secured by $8,500,000 of Company restricted cash. The bonds mature August 1, 2027 at which time all outstanding amounts become due and payable. The Company has used the proceeds for the IDBs to finance the construction and installation of the 200,000 square foot manufacturing facility which the Company moved into on November 16, 1998.

13.  EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) savings plan and a profit sharing plan, covering substantially all full time employees. The Company may make discretionary contributions, under the profit sharing plan, as authorized by the Board of Directors. The Company has not made any profit sharing contributions to the Plan.

14.   YEAR 2000 COMPLIANCE (UNAUDITED)

     Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted below, the Company has not yet completed all necessary phases of the Year 2000 program.

                                 ASSESSMENT            REMEDIATION                  TESTING               IMPLEMENTATION
----------------------------------------------------------------------------------------------------------------------------
INFORMATION                     100% Complete   70% Complete                70% Complete              65% Complete
TECHNOLOGY                                      Expected completion date    Expected completion       Expected completion
                                                May 1999                    date May 1999             Date June 1999
----------------------------------------------------------------------------------------------------------------------------
OPERATING EQUIPMENT WITH        100% Complete   90% Complete                50% Complete              50% Complete
EMBEDDED CHIPS                                  Expected completion date    Expected completion       Expected completion
OR SOFTWARE                                     June 1999                   date July 1999            date Aug 1999
----------------------------------------------------------------------------------------------------------------------------
PRODUCTS                        100% Complete   N/A                         N/A                       N/A
----------------------------------------------------------------------------------------------------------------------------
3RD PARTY                       100% Complete   N/A                         N/A                       N/A
----------------------------------------------------------------------------------------------------------------------------


     In May 1998, the Company signed a contract with Baan Business Systems of California for license and implementation of the Baan ERP system. In 1998 the Company purchased 15 licenses for $50,000, with an agreement to purchased 25 additional licenses in the 1st quarter and 20 licenses in the second quarter for $75,000 and $60,000, respectively. The Company has received assurances from Baan that the hardware and software is Year 2000 compliant. Training and implementation began in the 3rd quarter of 1998 and is scheduled to be completed in the 2rd quarter of 1999. Although the Company does not perceive any problems with its new computer system, the failure of the new hardware and software package to be Year 2000 compliant might result in significant unexpected costs which would have a material adverse effect on the Company's results of operations. The Company has completed its assessment of major vendors and has concluded there is no significant Year 2000 problem with such vendors or their products.

     The Company is currently assessing various other vendors which it plans to utilize when production of the JETCRUZER 500 begins. The process of evaluation includes both the significance of the vendor to the Company's operation and their exposure to the Year 2000 problem. The Company does not anticipate any material costs in completing its Year 2000 program.

     The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in May 1999 and determine whether such a plan is necessary.

15. EVENTS (UNAUDITED) SUBSEQUENT TO THE DATE OF THE REPORT OF INDEPENDENT AUDITORS

     ISSUANCE OF CONVERTIBLE PREFERRED STOCK

     In March 1999, the Company executed a non-binding term sheet with an institutional investor for the issuance of approximately 4,000 shares of Convertible Preferred Stock at a price per share of $1,000. If the offering was completed, the proceeds from the issuance of the Convertible Preferred Stock would be approximately $5,000,000, before deducting commissions and expenses associated with the offering. The Company is currently negotiating the specific terms of the transaction agreements, but the Company has not entered into any binding agreements for the offering.

13.  SUBSEQUENT EVENTS (CONTINUED) (UNAUDITED)

     SALE AND LEASE-BACK OF NEW FACILITY

In April 1999, the Company signed a Letter of Intent to sell its 200,000 square-foot building and lease it back. The purchase price of the building is $9,800,000 and the term of the lease is twenty years plus an option to extend the lease for an additional ten years. In accordance with the terms of the letter of intent, the purchaser has deposited $100,000 into an escrow account.

If the transaction is completed, monthly payments under the terms of the lease-back will be $106,167 and will be adjusted annually, after the first year, for changes in the Consumer's Price index, not to exceed 3% per annum. The rent for periods after the twentieth year would be at fair market rental value.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the quarter ended December 31, 1998, the Company did not file any reports on Form 8-K.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information regarding directors and executive officers of the Company will appear in the Proxy Statement of the Annual Meeting of Stockholders and is incorporated herein by this reference. The Proxy Statement will be filed with the SEC within 120 days following December 31, 1998.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits:

     Exhibit No.      Description
     -----------      -----------
     *      3.1       Certificate of Incorporation

     **     3.2       Bylaws

     *      3.3       Amendment to Certificate of Incorporation

     *      4.1       Specimen Certificate of Class A Common Stock

     *      4.2       Warrant Agreement (including form of Class A and Class B
                      Warrant Certificates

     *      4.3       Form of Underwriter's Unit Purchase Option

     *     10.1       Form of Indemnification Agreement

     **    10.2       Amended 1996 Stock Option File

     *     10.3       Employment Agreement dated as of May 1, 1996 between the
                      Company and Dr. Carl L. Chen

     *     10.4       Agreement of Merger dated July 16, 1996 between Advanced
                      Aerodynamics and Structures, Inc., California corporation, and
                      Advanced Aerodynamics & Structures, Inc., a Delaware corporation

     **    10.5       Lease dated December 19, 1996 between Olen Properties Corp., a Florida corporation, and the Company

     ***   10.6       Standard Sublease dated June 27, 1997 with Budget Rent-a-Car of Southern California

     ***   10.7       Standard Sublease dated July 16, 1997 with Budget Rent-a-Car of Southern California

     ***   10.8       Standard Industrial/Commercial Multi-Tenant Lease-Gross dated March 12, 1997 with the
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

    *****Incorporated by reference to the Company's Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 1997

    Reports on Form 8-K:

    During the quarter ended December 31, 1998, the Company did not file any reports on Form 8-K.

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 15, 1999                ADVANCED AERODYNAMICS & STRUCTURES, INC.


                                      By:  /s/ Carl L. Chen
                                         ---------------------------
                                         Carl L. Chen, President


       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                    Title                               Date
---------                                                    -----                               -----

/s/ CARL L. CHEN                                    President, Chief Executive                 April 15, 1999
-------------------------------------------         Officer, and Chairman of the Board
Carl L. Chen


/s/ GENE COMFORT                                    Executive Vice President,                  April 15, 1999
-------------------------------------------         Secretary and Director
Gene Comfort


/s/ DAVE TURNER                                     Vice President - Finance and Chief         April 15, 1999
--------------------------------------------        Financial Officer
Dave Turner


/s/ C.M. CHENG                                      Director                                   April 15, 1999
--------------------------------------------
C.M. Cheng


/s/ STEVE GORLIN                                    Director                                   April 15, 1999
--------------------------------------------
Steve Gorlin


/s/ JIM LOVELL                                      Director                                   April 15, 1999
--------------------------------------------
Jim Lovell


/s/ S.B. LAI                                        Director                                   April 15, 1999
--------------------------------------------
S.B. Lai