Form 10QSB
period 1999-03-31
ADVANCED AERODYNAMICS & STRUCTURES INC/
filed 1999-05-17
CIK 1019825

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
     [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

     [_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

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

                            3205 Lakewood Boulevard
                          Long Beach, California 90808
                    (Address of principal executive offices)

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

                              YES [X]      NO [_]

     As of May 15, 1999, the issuer had outstanding 6,999,676 shares of Class A Common Stock, 1,900,324 shares of Class B Common Stock, 4,000,000 shares of Class E-1 Common Stock and 4,000,000 shares of Class E-2 Common stock.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.

                               TABLE OF CONTENTS

                                                              Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                 3
Item 2.    Plan of Operations                                   8

PART II.  OTHER INFORMATION                                    12

Item 6.   Exhibits and Reports on Form 8-K                     12

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET

                                                                           March 31,
                                                                             1999
                                                                       -----------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                $    581,000
  Short term investments                                                        475,000
  Prepaid expenses and other current assets                                      73,000
                                                                           ------------
         Total current assets                                                 1,129,000
Restricted cash                                                               9,011,000
Property, Plant and equipment, net                                           11,209,000
Other assets                                                                    183,000
                                                                           ------------
         Total assets                                                      $ 21,532,000
                                                                           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                         $    775,000
  Accrued payable to contractor                                               1,157,000
  Capital lease obligation current portion                                       37,000
  Other accrued liabilities                                                     845,000
                                                                           ------------
         Total current liabilities                                            2,814,000
Long-term debt                                                                8,500,000
Capital lease obligation, long term                                             203,000
Deferred revenue                                                              1,380,000
                                                                           ------------
         Total liabilities                                                   12,897,000
                                                                           ------------
Stockholders' equity
  Preferred Stock, par value $.0001
    per share; 5,000,000 shares authorized;
    no shares issued and outstanding                                                 --

  Class A common, par value $.0001 per share;
    60,000,000 shares authorized; 6,999,676
    shares issued and outstanding                                                 1,000

  Class B Common Stock, par value $.0001 per share;
    10,000,000 shares authorized; 1,900,324 shares
    issued and outstanding                                                           --

  Class E-1 Common Stock; par value $.0001 per
    share; 4,000,000 shares authorized; 4,000,000
    shares issued and outstanding                                                    --

  Class E-2 Common Stock; par value $.0001 per
    share; 4,000,000 shares authorized; 4,000,000
    shares issued and outstanding                                                    --

Warrants to purchase common stock                                                    --
       Public Warrants                                                          473,000
       Class A Warrants                                                      11,290,000
       Class B Warrants                                                       4,632,000
Additional paid-in capital                                                   35,652,000
Deficit accumulated during the development stage                            (43,413,000)
                                                                           ------------
Total stockholders' equity                                                    8,635,000
                                                                           ------------
Total liabilities and stockholder's equity                                 $ 21,532,000
                                                                           ============

                 See accompanying notes to financial statements

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                 Period from
                                                                                   January 26,
                                                  Three Months Ended                  1990
                                                      March 31.                  (inception) to
                                               -----------------------------        March 31,
                                                    1998            1999              1999
                                               -------------     -----------     --------------
Interest income                                  $   305,000         118,000       $  2,488,000
Other income                                          30,000           1,000          1,263,000
                                                 -----------      ----------       ------------
                                                     335,000         119,000          3,751,000
Cost and expenses:
Research and development costs                     1,621,000       1,578,000         26,496,000
Preoperating costs                                        --              --            282,000
General and administrative expenses                  877,000         809,000         15,501,000
Loss on disposal of assets                                --              --            755,000
Interest expense                                      79,000          74,000          2,427,000
In-process research and development acquired              --              --            761,000
                                                 -----------      -----------      ------------
                                                   2,577,000        2,461,000        46,222,000
                                                 -----------      -----------      ------------
Loss before extraordinary item                    (2,242,000)      (2,342,000)      (42,471,000)
Extraordinary loss on retirement of
 Bridge Notes                                             --               --          (942,000)
                                                                                   ------------
Net loss and comprehensive loss                  $(2,242,000)     $(2,342,000)     $(43,413,000)
                                                 ===========      ===========      ============
Loss per share before extraordinary item         $      (.25)     $      (.26)
                                                 -----------      -----------
Net loss and comprehensive loss per share        $      (.25)     $      (.26)
                                                 ===========      ===========
Weighted average number of shares outstanding      8,900,000        8,900,000
                                                 ===========      ===========


                See accompanying notes to financial statements.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       Statement of Stockholders' Equity
--------------------------------------------------------------------------------

                                                     Common Stock

                 Preferred    Stock          Class A                Class B             Class E-1              Class E-2
                  Shares      Amount     Shares     Amount     Shares     Amount    Shares       Amount    Shares      Amount
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

Imputed interest on
 advances from
 stockholder

Net proceeds
 from initial
 public offering
 of Units                            6,000,000      1,000

Net proceeds from
 exercise of
 over-allotment
 option                                 900,000        --

Warrants
 issued in
 connection with
 issuance of
 Bridge Notes

Net loss from
 inception to
 December 31, 1996

Balance at
 December 31, 1996    --        --     6,900,000    1,000     2,000,000    $  --    4,000,000       --   4,000,000         --

Adjustment to
 proceeds from
 initial public
 offering and
 exercise of
 overallotment
 option

Net Loss
------------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1997     --         --   6,900,000     1,000    2,000,000       --    4,000,000       --   4,000,000         --

Conversion of
 Class B to A
 Common Stock                             99,676               (99,676)

Net Loss
------------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31,
 1998                  --         --   6,999,676     1,000    1,900,324       --    4,000,000       --   4,000,000         --
------------------------------------------------------------------------------------------------------------------------------
Net Loss
------------------------------------------------------------------------------------------------------------------------------
Balance at
 March 31,
 1999                   --     $  --   6,999,676    $1,000    1,900,324    $ --     4,000,000    $  --   4,000,000      $  --
==============================================================================================================================

                                                                                        Deficit
                                                                                      Accumulated
                                                                                       During the
                 Public           Class A          Class B          Additional        Development
                Warrants         Warrants         Warrants       Paid-In Capital         Stage            Total
               ------------   ---------------   --------------   ---------------   -----------------  --------------
Common
 stock issued   $      --        $      --        $      --        $ 7,500,000        $       --      $   7,500,000

Common stock
 issued in
 exchange for
 in-process
 research and
 development                                                           361,000                              361,000

Imputed
 interest on
 advances from
 stockholder                                                           799,000                              799,000

Conversion of
 stockholder
 advances                                                           10,728,000                           10,728,000

Conversion of
 officer loans                                                         336,000                              336,000

Stock issued in
 consideration
 for services
 in 1994 1995,
 and 1996                                                            1,507,000                            1,507,000

Imputed interest
 on advances
 from stockholder                                                       11,000                                11,000

Net proceeds
 from initial
 public offering
 of Units                        9,583,000         4,166,000        12,566,000                            26,316,000

Net proceeds
 from exercise
 of over-
 allotment
 option                          1,707,000           466,000         1,922,000                            4,095,000

Warrants issued
 in connection
 with issuance
 of Bridge
 Notes          473,000                                                                                    473,000

Net loss from
 inception to
 December 31,
 1996                                                                                   24,328,000       24,328,000
-----------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31,
 1996           473,000           11,290,000       4,632,000        35,730,000         (24,328,000)      27,798,000

Adjustment
 to proceeds
 from initial
 public offering
 and exercise
 of overallotment
 option                                                                (78,000)                             (78,000)

Net Loss                                                                                (6,625,000)      (6,625,000)
-----------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31,
 1997           473,000           11,290,000       4,632,000        35,652,000         (30,953,000)      21,095,000

Conversion of
 Class B to A
 Common Stock

Net Loss                                                                               (10,118,000)      (10,118,000)
-----------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31,
 1998            473,000          11,290,000       4,632,000        35,652,000         (41,071,000)      10,977,000
-----------------------------------------------------------------------------------------------------------------------------
Net Loss                                                                                (2,342,000)      (2,342,000)
-----------------------------------------------------------------------------------------------------------------------------
Balance at
 March 31,
 1999           $473,000         $11,290,000      $4,632,000       $35,652,000        $(43,413,000)    $  8,635,000
=============================================================================================================================

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF CASH FLOWS

                                                                                                 PERIOD FROM
                                                                                                 JANUARY 26
                                                                    THREE MONTHS ENDED             1990
                                                                         MARCH 31,              (INCEPTION)
                                                                ---------------------------         TO
                                                                   1998              1999      MARCH 31, 1999
                                                                -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $(2,242,000)   $(2,342,000)    $(43,413,000)
  Adjustments to reconcile net loss to net cash
     used in operating activities:                                                                1,207,000
     Noncash stock compensation expense                                                             336,000
     Noncash interest expense-
     Cost of in-process research and development acquired                                           761,000
     Imputed interest on advances from stockholder                                                  810,000
     Interest income from restricted cash invested                 (107,000)       (10,000)        (474,000)
     Extraordinary loss on retirement of Bridge Notes                     -                         942,000
     Depreciation and amortization                                  100,000        203,000        2,843,000
     Loss on disposal of assets                                                                     755,000
     Changes in assets and liabilities:
       Increase in prepaid expenses and other current assets        304,000         15,000          100,000
       Increase in other assets                                    (187,000)         4,000         (183,000)
       Increase (decrease) in accounts payable                     (213,000)       512,000          775,000
       Increase (decrease) in accrued liabilities                   345,000       (259,000)       1,902,000
       Increase in deferred revenue                                 520,000         40,000        1,380,000
                                                                -----------    -----------     ------------
Net cash used in operating activities                            (1,480,000)    (1,837,000)     (32,259,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in construction in progress                             (43,000)                       (446,000)
   Proceeds from insurance claims upon loss of aircraft                                              30,000
   Proceeds from disposal of assets                                                                   3,000
   Capital expenditures                                             (63,000)       (81,000)      (5,813,000)
   Purchase of certificate of deposit                                                            (1,061,000)
   Proceeds from redemption of certificate of deposit                                             1,061,000
   Purchase of investments                                                                      (11,658,000)
   Proceeds from sale of investments                              1,225,000        353,000       11,183,000
   Restricted cash from long term debt                                                           (8,500,000)
                                                                -----------    -----------     ------------
Net cash (used in) provided by investing activities               1,119,000        272,000      (15,201,000)
                                                                -----------    -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Adjustment to net proceeds from initial public offering
     and exercise of over allotment option                                                          (78,000)
   Proceeds from long term debt                                                                   8,500,000
   Restricted cash collateral for long term debt                                                 (8,500,000)
   Advances from stockholder                                                                     10,728,000
   Proceeds from issuance of common stock prior to
     initial public offering                                                                      7,500,000
   Net proceeds from initial public offering and
     exercise of over-allotment option                                                           30,411,000
   Net proceeds from bridge financing                                                             6,195,000
   Net proceeds from loans from officers                                                            336,000
   Payment of obligation under Capital Lease Obligations                            (7,000)          (7,000)
   Repayment of other short term loans                                                              (44,000)
   Repayment of bridge financing                                                                 (7,000,000)
                                                                -----------    -----------     ------------
Net cash (used in) provided by financing activities                                 (7,000)      48,041,000
                                                                -----------    -----------     ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (361,000)    (1,572,000)         581,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  5,277,000a     2,153,000
                                                                -----------    -----------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 4,916,000        581,000          581,000
                                                                ===========    ===========     ============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                            79,000         86,000        1,257,000
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
   Stockholder advances converted to common stock                                                10,728,000
   Loans from officer converted to common stock                                                      36,000
   Common stock issued for noncash consideration
     and compensation                                                                             1,507,000
   Liabilities assumed from ASI                                                                     400,000
   Common stock issued for in-process research and
     development acquired                                                                           361,000
   Equipment acquired under capital leases                                                           40,000
   Deposit surrendered as payment for rents due                                                      80,000
   Construction in progress acquired with                                                         8,291,000
     restricted cash

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements

1.   General

     In the opinion of the Company's management, the accompanying unaudited financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and March 31, 1998 respectively and for the period from January 26, 1990 to March 31, 1999. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for any other interim period or the full year.

     The financial information in this quarterly report should be read in conjunction with the audited December 31, 1998 financial statements and notes thereto included in the Company's annual report filed on Form 10-KSB.

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

2.   Net Loss Per Common Share

     The Company's net loss per common share was computed based on the weighted average number of shares of common stock outstanding during the three month period ended March 31, 1999 and 1998 and excludes all outstanding shares of Class E-1 and Class E-2 Common Stock because the conditions for the lapse of restrictions on such shares have not been satisfied. There is no difference between the loss per common share amounts computed for basic and dilutive purposes because the impact of options and warrants outstanding are anti-dilutive.

3.   Industrial Development Bonds

     On August 5, 1997, the Company entered into a loan agreement in connection with industrial development bonds (IDB) issued by the California Economic Development Financing Authority. The Company has established in the trustee's favor a bank letter of credit for the principle amount of $8,500,000, plus 45 days accrued interest on the bonds, which is secured by $8,500,000 of Company restricted cash. The bonds mature August 1, 2027 at which time all outstanding amounts become due and payable. The Company has been using the proceeds from the IDBs to finance the construction and installation of a 200,000 square foot manufacturing facility and related manufacturing equipment.

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

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


Item 2.  Plan of Operations

     Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, the Company's ability to obtain market acceptance of its aircraft, the Company's ability to obtain regulatory approval for its aircraft, and the competitive market for sales of small business aircraft and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those set forth in the forward looking statements, which statements involve risks and uncertainties, including without limitation to those risks and uncertainties set forth in the Company's Registration Statement on Form SB-2 (No. 333-12273) under the heading "Risk Factors."

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

     Prior to commencing commercial sales of the JETCRUZER 500, the Company will need to, among other things, complete the development of the aircraft, obtain the requisite regulatory approvals, hire additional engineering and manufacturing personnel and expand its sales and marketing efforts. The Company estimates that the cost to complete development of the JETCRUZER 500 and obtain an amendment of its FAA Type Certificate will be approximately $6,500,000. This amount includes the cost of equipment and tooling, static and flight testing of the aircraft and the employment of the necessary personnel to build and test the aircraft.

     The Company expects to receive progress payments during the construction of aircraft and final payments upon the delivery of aircraft. However, the Company believes it will continue to experience losses until such time as it commences the sale of aircraft on a commercial scale.

     During the balance of 1999, the Company intends to focus its efforts in the following areas:

     - Completion of the development of the JETCRUZER 500, including, among other things, pressurization, environmental systems, de-icing capability and autopilot certification.

     - Obtaining an amendment to its Type Certificate to include the JETCRUZER 500, including the manufacture of FAA conformed models of the JETCRUZER 500 and static and flight testing.

     - Establishing a production line in the Company's new manufacturing facility and acquiring production inventory and additional items of equipment, tooling and computer hardware and software systems.

     - Obtaining a production certificate from the FAA and commencing commercial production of the JETCRUZER 500.

     - Increasing its engineering, manufacturing and administrative staff in anticipation of increased development and production activities.

     The Company believes that the remaining net proceeds from its December 1996 initial public offering ("IPO"), and the expected proceeds of the sale and lease back of the New Facility, if completed, (see "Subsequent Events") will be sufficient to finance its plan of operations for at least the next twelve months, based upon the current status of its business operations, its current plans and current economic and industry conditions. If the Company is unable to complete the sale and lease-back of the New Facility, or its estimates prove to be incorrect, then during such period the Company may have to seek additional sources of financing, reduce operating costs and/or curtail growth plans.

Liquidity and Capital Resources

     At March 31, 1999, the Company had negative working capital of $(1,685,000) and stockholders' equity of $8,635,000. Since its inception in January 1990, the Company has experienced continuing negative cash flow from operations, which, prior to the December 1996 IPO, resulted in the Company's inability to pay certain existing liabilities in a timely manner. The Company has financed its operations through private funding of equity and debt and its December 1996 IPO.

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

     The Company expects that the remaining net proceeds of the December 1996 IPO, and the expected proceeds of the sale and lease back of the New Facility, if completed, will enable it to meet its liquidity and capital requirements for at least the next twelve months, by which time the Company expects to have received a Type Certificate amendment and a production certificate for the JETCRUZER 500 and to have commenced commercial production and sale of the JETCRUZER 500. Such proceeds will be used primarily for amendment of the Type Certificate, the purchase of equipment and tooling and sales and marketing. The Company's capital requirements are subject to numerous contingencies associated with development stage companies. Specifically if delays are encountered in amending the current Type Certificate, the time and cost of obtaining such certification may be substantial, may render it impossible for the Company to complete such amended certification and may therefore have a material and adverse effect on the Company's operations. Further, if the Company has not completed the development of the JETCRUZER 500, received the required regulatory approvals and successfully commenced commercial production of its aircraft by the third quarter of 2000, the Company may require additional funding to fully implement its proposed business plan. Other than the sale and lease-back described above, the Company has no commitments from any third parties for any future funding, and there can be no assurance that the Company will be able to obtain financing in the future from bank borrowings, debt or equity financings or other sources on terms acceptable to the Company or at all. In the event necessary financing were not obtained, the Company would be materially and adversely affected and might have to substantially reduce operations.

     The Company has moved into an approximately 200,000 square foot manufacturing and headquarters facility (the "New Facility"). The primary financing for this project is the Company's obligation under a loan agreement related to proceeds received from $8,500,000 in the issuance of Industrial Development Bonds (IDB) by the California Economic Development Financing Authority (the "Authority"). The Company was required to provide cash collateral to Sumitomo Bank, Limited (the "Bank") in the amount of $8,500,000 for a stand-by letter of credit in favor of the holders of the IBDs which will expire on August 5, 2002, if not terminated earlier by the Company or the Bank.

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

     The Company has purchased a new integrated manufacturing, production and cost control computer system, to support future Company growth and production requirements. The system has been certified as Year 2000 compliant. Management expects to have the new system installed and running during second half of 1999 and estimates the associated costs to be immaterial to the Company's operations.

     The Company had no material capital commitments at March 31, 1999, other than discussed in this report. The Company intends to hire a number of additional employees which will require substantial capital resources. The Company anticipates that it will hire up to 200 employees over the next twelve months, including engineers and manufacturing technicians necessary to produce its aircraft.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)

YEAR 2000 COMPLIANCE

     Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted below, the Company has not yet completed all necessary phases of the Year 2000 program.

                       ASSESSMENT        REMEDIATION         TESTING           IMPLEMENTATION
-------------------------------------------------------------------------------------------------
Information          100% Complete     70% Complete       70% Complete        65% Complete
TECHNOLOGY                             Expected           Expected            Expected completion
                                       completion date    completion date     Date June 1999
                                                          August 1999         September 1999
-------------------------------------------------------------------------------------------------
OPERATING            100% Complete     90% Complete       50% Complete        50% Complete
EQUIPMENT
 WITH EMBEDDED CHIPS                   Expected           Expected            Expected
 OR SOFTWARE                           completion date    completion date     completion date
                                       June 1999          July 1999           Aug 1999
-------------------------------------------------------------------------------------------------
PRODUCTS             100% Complete     N/A                N/A                 N/A
-------------------------------------------------------------------------------------------------
3RD PARTY            100% Complete     N/A                N/A                 N/A
-------------------------------------------------------------------------------------------------

     In May 1998, the Company signed a contract with Baan Business Systems of California for license and implementation of the Baan ERP system. The Company has received assurances from Baan that the hardware and software is Year 2000 compliant. Training and implementation began in the 3rd quarter of 1998 and is scheduled to be completed in the 2nd half of 1999. Although the Company does not perceive any problems with its new computer system, the failure of the new hardware and software package to be Year 2000 compliant might result in significant unexpected costs which would have a material adverse effect on the Company's results of operations. The Company has completed its assessment of its major vendors and has concluded there is no significant Year 2000 problem with such vendors or their products.

     The Company is currently assessing various other vendors, which it plans to utilize when production of the JETCRUZER 500 begins. The process of evaluation includes both the significance of the vendors to the Company's operation and their exposure to the Year 2000 problem. The Company does not anticipate any material costs in completing its Year 2000 program.

     The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in October 1999 and determine whether such a plan is necessary.

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

Issuance of Convertible Preferred Stock

     In March of 1999, the Company executed a non-binding term sheet with an institutional investor for the issuance of approximately 4,000 shares of Convertible Preferred Stock at a price per share of $1,000. Discussions concerning this Convertible Preferred Stock financing have not proceeded while the Company has addressed the sale and lease-back transaction described below.

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K

               None
                                       12

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A Development Stage Enterprise)


                                  SIGNATURES

   In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 17, 1999               ADVANCED AERODYNAMICS & STRUCTURES, INC.


                              By:  /s/ Carl L. Chen
                                   ----------------------------------------
                                   Carl L. Chen, President


                              By:  /s/ Dave Turner
                                   ----------------------------------------
                                   Dave Turner, Chief Financial Officer