Form 10QSB
period 1999-06-30
ADVANCED AERODYNAMICS & STRUCTURES INC/
filed 1999-08-16
CIK 1019825

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification)

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

                              YES [X]      NO [_]

  As of August 15, 1999, the issuer had outstanding 6,999,676 shares of Class A Common Stock, 1,900,324 shares of Class B Common Stock, 4,000,000 shares of Class E-1 Common Stock and 4,000,000 shares of Class E-2 Common stock.

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.

                               TABLE OF CONTENTS

                                                                  Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                    3
Item 2.    Plan of Operations                                      7

PART II.   OTHER INFORMATION                                      12

Item 6.    Exhibits and Reports on Form 8-K                       12

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET

                                                                     June 30,
                                                                       1999
                                                                -----------------
ASSETS
Current Assets:
  Cash and cash equivalents                                        $ 1,024,000
  Short term investments                                             6,034,000
  Prepaid expenses and other current assets                             49,000
                                                                   -----------
         Total current assets                                        7,107,000
Property, Plant and equipment, net                                  11,590,000
Other assets                                                           192,000
                                                                   -----------
Total assets                                                       $18,889,000
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                 $    38,000
  Capital lease obligation current portion                             213,000
  Other accrued liabilities                                            763,000
                                                                   -----------
         Total current liabilities                                   1,014,000

Capital lease obligation, long term                                  9,785,000
Deferred revenue                                                     1,696,000
                                                                   -----------
         Total liabilities                                          12,495,000

Stockholders' equity
  Preferred Stock, par value $.0001 per share; 5,000,000
    shares authorized; no shares issued and outstanding                     --

  Class A common, par value $.0001 per share; 60,000,000
    shares authorized; 6,999,676 shares issued and outstanding           1,000

  Class B Common Stock, par value $.0001 per share; 10,000,000
    shares authorized; 1,900,324 shares issued and outstanding              --

  Class E-1 Common Stock; par value $.0001 per share; 4,000,000
    shares authorized; 4,000,000 shares issued and outstanding              --

  Class E-2 Common Stock; par value $.0001 per share; 4,000,000
    shares authorized; 4,000,000 shares issued and outstanding              --

Warrants to purchase common stock                                           --
         Public Warrants                                               473,000
         Class A Warrants                                           11,290,000
         Class B Warrants                                            4,632,000
Additional paid-in capital                                          35,652,000
Deficit accumulated during the development stage                   (45,654,000)
                                                                  ------------
Total stockholders' equity                                           6,394,000
                                                                  ------------
Total liabilities and stockholder's equity                        $ 18,889,000
                                                                  ============

                See accompanying notes to financial statements

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                                             Period from
                                                                                                              January 26,
                                                  Three Months Ended              Six  Months Ended              1990
                                                        June 30                        June 30,             (inception) to
                                             ----------------------------   ----------------------------       June 30,
                                                 1998           1999            1998            1999            1999
                                             ------------   -------------   ------------     -----------     -------------

Interest income                              $    285,000    $     95,000    $    590,000   $    213,000     $   2,583,000
Other income                                       63,000                          93,000          1,000         1,263,000
                                             ------------    ------------    ------------   ------------     -------------
                                                  348,000          95,000         683,000        214,000         3,846,000
Cost and expenses:
Research and development costs                  1,754,000         716,000       3,375,000      2,294,000        27,212,000
Preoperating costs                                                                     --             --           282,000
General and administrative expenses               819,000       1,227,000       1,696,000      2,036,000        16,728,000
Loss on disposal of assets                                                             --             --           755,000
Interest expense                                  102,000         393,000         181,000        467,000         2,820,000
In-process research and development
Acquired                                                                               --             --           761,000
                                             ------------    ------------    ------------    -----------     -------------
                                                2,675,000       2,336,000       5,252,000      4,797,000        48,558,000
                                             ------------    ------------    ------------    -----------     -------------
Loss before extraordinary item                 (2,327,000)      2,241,000      (4,569,000)    (4,583,000)      (44,712,000)
Extraordinary loss on retirement of
Bridge Notes                                                                           --             --          (942,000)
                                             ------------    ------------    ------------    -----------     -------------
Net loss and comprehensive loss               ($2,327,000)    ($2,241,000)    ($4,569,000)   ($4,583,000)     ($45,654,000)
                                             ============    ============    ============    ===========     =============
Loss per common share before
Extraordinary item                                  ($.26)          ($.25)         ($0.51)        ($0.51)
                                             ------------    ------------    ------------    -----------
Net loss and comprehensive loss per
common share                                        ($.26)          ($.25)         ($0.51)        ($0.51)
                                             ============    ============    ============    ===========
Weighted average number of common
shares outstanding                              8,900,000       8,900,000       8,900,000      8,900,000
                                             ============    ============    ============    ===========


                See accompanying notes to financial statements.

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                       Statement of Stockholders' Equity

---------------------------------------------------------------------------------------------------------------------------------

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

Adjustment to
 proceeds from
 initial public
 offering and
 exercise of
 overallotment
 option

Net Loss
---------------------------------------------------------------------------------------------------------------------------------

Balance at
 December 31, 1997     --           --   6,900,000   1,000    2,000,000        --    4,000,000        --   4,000,000      --

Conversion of
 Class B to A
 Common Stock                               99,676              (99,676)

Net Loss
---------------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1998     --          --    6,999,676   1,000    1,900,324        --    4,000,000        --   4,000,000      --

Net Loss
---------------------------------------------------------------------------------------------------------------------------------
Balance at
 June 30, 1999         --          --    6,999,676   1,000    1,900,324        --    4,000,000        --   4,000,000      --
=================================================================================================================================


                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                                  During the
                        Public             Class A           Class B           Additional        Development
                       Warrants           Warrants           Warrants        Paid-In Capital        Stage              Total
                    --------------     --------------     --------------     ---------------     -------------     --------------
Common
 stock issued          $      --          $      --          $      --        $   7,500,000      $      --         $   7,500,000

Common stock
 issued in
 exchange for
 in-process
 research and
 development                                                                        361,000                              361,000

Imputed
 interest on
 advances from
 stockholder                                                                        799,000                              799,000

Conversion of
 stockholder
 advances                                                                        10,728,000                           10,728,000

Conversion of
 officer loans                                                                      336,000                              336,000

Stock issued in
 consideration
 for services
 in 1994 1995,
 and 1996                                                                         1,507,000                            1,507,000

Imputed interest
 on advances
 from stockholder                                                                    11,000                               11,000

Net proceeds
 from initial
 public offering
 of Units                                 9,583,000          4,166,000           12,566,000                           26,316,000

Net proceeds
 from exercise
 of over-
 allotment
 option                                  1,707,000             466,000            1,922,000                            4,095,000

Warrants issued
 in connection
 with issuance
 of Bridge
 Notes                   473,000                                                                                         473,000

Net loss from
 inception to
 December 31,
 1996                                                                                           24,328,000            24,328,000
---------------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31,
 1996                    473,000         11,290,000          4,632,000           35,730,000    (24,328,000)           27,798,000

Adjustment
 to proceeds
 from initial
 public offering
 and exercise
 of overallotment
 option                                                                             (78,000)                             (78,000)

Net Loss                                                                                        (6,625,000)           (6,625,000)
--------------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31,
 1997                    473,000         11,290,000          4,632,000           35,652,000    (30,953,000)           21,095,000

Conversion of
 Class B to A
 Common Stock

Net Loss                                                                                       (10,118,000)          (10,118,000)
---------------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31,
 1998                    473,000         11,290,000          4,632,000           35,652,000    (41,071,000)           10,977,000

Net Loss                                                                                        (4,583,000)           (4,583,000)
---------------------------------------------------------------------------------------------------------------------------------
Balance at
 June 30,
 1999                   $473,000        $11,290,000         $4,632,000          $35,652,000   $(45,654,000)         $  6,394,000
=================================================================================================================================

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF CASH FLOWS


                                                                                                                      Period From
                                                                                                                      January 26
                                                                                     Six Months Ended                    1990
                                                                                         June 30,                     (Inception)
                                                                           ----------------------------------              TO
                                                                               1998                 1999              June 30, 1999
                                                                           ------------          ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                 $(4,569,000)          $(4,583,000)         $(45,654,000)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Noncash stock compensation expense                                                                                  1,207,000
     Noncash interest expense                                                                                              336,000
     Cost of in-process research and development acquired                                                                  761,000
     Imputed interest on advances from stockholder                                                                         810,000
     Interest income from restricted cash invested                            (251,000)             (182,000)             (646,000)
     Extraordinary loss on retirement of Bridge Notes                                                                      942,000
     Depreciation and amortization                                             202,000               297,000             2,937,000
     Gain (loss) on disposal of assets                                                              (306,000)              449,000
     Changes in assets and liabilities:
       Decrease in prepaid expenses and other current assets                    85,000                39,000               124,000
       Increase in other assets                                               (178,000)               (5,000)             (192,000)
       Decrease in accounts payable                                            (37,000)           (1,432,000)           (1,169,000)
       Increase (decrease) in accrued liabilities                               34,000              (291,000)            1,870,000
       Increase in deferred revenue                                            530,000               356,000             1,696,000
                                                                           -----------           -----------          ------------
Net cash used in operating activities                                       (4,184,000)           (6,107,000)          (36,529,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in construction in progress                                                                                    (446,000)
  Proceeds from insurance claims upon loss of aircraft                                                                      30,000
  Proceeds from disposal of assets                                                                 9,800,000             9,803,000
  Capital expenditures                                                        (411,000)             (238,000)           (5,970,000)
  Purchase of certificate of deposit                                        (1,049,000)                                 (1,061,000)
  Proceeds from redemption of certificate of deposit                         1,061,000                                   1,061,000
  Purchase of investments                                                                         (6,034,000)          (17,692,000)
  Proceeds from sale of investments                                          1,973,000               828,000            11,658,000
  Decrease in restricted cash                                                                        683,000               683,000
  Restricted cash from long term debt                                                                                   (8,500,000)
                                                                           -----------           -----------          ------------
Net cash provided by (used in) investing activities                          2,611,000             5,039,000           (10,434,000)
                                                                           -----------           -----------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Adjustment to net proceeds from initial public offering
    and exercise of over allotment option                                                                                  (78,000)
  Proceeds from long term debt                                                                                           8,500,000
  Restricted cash collateral for long term debt                                                                         (8,500,000)
  Advances from stockholder                                                                                             10,728,000
  Proceeds from issuance of common stock prior to
    initial public offering                                                                                              7,500,000
  Net proceeds from initial public offering and
    exercise of over-allotment option                                                                                   30,411,000
  Net proceeds from bridge financing                                                                                     6,195,000
  Net proceeds from loans from officers                                                                                    336,000
  Payment of obligation under Capital Lease Obligations                                              (61,000)             (105,000)
  Repayment of bridge financing                                                                                         (7,000,000)
                                                                           -----------           -----------          ------------
Net cash (used in) provided by financing activities                                                  (61,000)           47,987,000
                                                                           -----------           -----------          ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (1,573,000)           (1,129,000)            1,024,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             5,277,000             2,153,000                    --
                                                                           -----------           -----------          ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 3,704,000             1,024,000             1,024,000
                                                                           ===========           ===========          ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                        79,000               277,000             1,448,000
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
  Stockholder advances converted to common stock                                                                        10,728,000
  Loans from officer converted to common stock                                                                             336,000
  Common stock issued for noncash consideration
    and compensation                                                                                                     1,507,000
  Liabilities assumed from ASI                                                                                             400,000
  Common stock issued for in-process research and
    development acquired                                                                                                   361,000
  Equipment acquired under capital leases                                                          9,812,000             9,852,000
  Deposit surrendered as payment for rents due                                                                              80,000
  Construction in progress acquired with
    restricted cash                                                                                                      8,291,000
  Repayment of long term debt with restricted cash                                                 8,500,000             8,500,000

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A Development Stage Enterprise)

                         Notes to Financial Statements

1.  General

    In the opinion of the Company's management, the accompanying unaudited financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at June 30, 1999 and the results of operations and cash flows for the six months ended June 30, 1999 and June 30, 1998 respectively and for the period from January 26, 1990 to June 30, 1999. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for any other interim period or the full year.

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

2.  Net Loss Per Common Share

    The Company's net loss per common share was computed based on the weighted average number of shares of common stock outstanding during the six month period ended June 30, 1999 and 1998 and excludes all outstanding shares of Class E-1 and Class E-2 Common Stock because the conditions for the lapse of restrictions on such shares have not been satisfied. There is no difference between the loss per common share amounts computed for basic and dilutive purposes because the impact of options and warrants outstanding are anti-dilutive.

3.  Sale and Leaseback  Transaction

    Pursuant to an Agreement dated May 19, 1999, the Company sold to AP-Long Beach Airport LLC its leasehold interest in real property located at 3205 Lakewood Boulevard, Long Beach, California, together with the manufacturing hangar facility (approximately 205,000 square feet) and finished office space(approximately 22,000 square feet) owned by the Company (collectively, the "Property"). The cash purchase price was $9,800,000.

    As part of this transaction, the Company and AP-Long Beach Airport LLC have entered into an agreement pursuant to which AP-Long Beach Airport LLC has: subleased the land to the Company subject to the terms at the original land lease agreement which was assigned to AP Long Beach Airport LLC and leased the manufacturing hangar facility and finished office space to the Company for an original term of 18 years. The monthly rent under this facility lease is approximately $106,000. The Company has an option to extend the original term for an additional ten years. The monthly rent payable during this additional ten year term would be the market rental value, as agreed by the parties or as determined by a third party appraiser or broker. The $306,000 gain on the sale of the facility, which was deferred, is being amortized over the 18 year lease term.

4.  Industrial Development Bonds

    On August 5, 1997, the Company entered into a loan agreement in connection with industrial development bonds (IDB) issued by the California Economic Development Financing Authority. The Company had established in the trustee's favor a bank letter of credit for the principle amount of $8,500,000, plus 45 days accrued interest on the bonds, which was secured by $8,500,000 of Company restricted cash. The Company had used the proceeds from the IDBs to finance the construction and installation of the 200,000 square foot manufacturing facility and related manufacturing equipment.

    On June 1, 1999, the Company retired all the industrial development bonds, using the restricted cash previously held as security for the IDB.

5.  Conversion of Shares

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

      . Establishing a production line and acquiring production inventory and additional items of equipment, tooling and computer hardware and software systems.

      . Obtaining a production certificate from the FAA and commencing commercial production of the JETCRUZER 500.

      . Increasing its engineering, manufacturing and administrative staff in anticipation of increased development and production activities.

   The Company believes that the remaining net proceeds from its December 1996 initial public offering ("IPO"), and the proceeds of the sale and lease back of the New Facility, will be sufficient to finance its plan of operations for at least the next twelve months, based upon the current status of its business operations, its current plans and current economic and industry conditions. If the Company's estimates prove to be incorrect, then during such period the Company may have to seek additional sources of financing, reduce operating costs and/or curtail growth plans.

Liquidity and Capital Resources

   At June 30, 1999, the Company had working capital of $6,093,000 and stockholders' equity of $6,394,000. Since its inception in January 1990, the Company has experienced continuing negative cash flow from operations, which, prior to the December 1996 IPO, resulted in the Company's inability to pay certain existing liabilities in a timely manner. The Company has financed its operations through private funding of equity and debt and its December 1996 IPO.

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

   The Company expects that the remaining net proceeds of the December 1996 IPO, and the proceeds of the sale and lease back of the New Facility will enable it to meet its liquidity and capital requirements for at least the next twelve months, by which time the Company expects to have received a Type Certificate amendment and a production certificate for the JETCRUZER 500 and to have commenced commercial production and sale of the JETCRUZER 500. Such proceeds will be used and have been used primarily for amendment of the Type Certificate, the purchase of equipment and tooling and sales and marketing. The Company's capital requirements are subject to numerous contingencies associated with development stage companies. Specifically if delays are encountered in amending the current Type Certificate, the time and cost of obtaining such certification may be substantial, may render it impossible for the Company to complete such amended certification and may therefore have a material and adverse effect on the Company's operations. Further, if the Company has not completed the development of the JETCRUZER 500, received the required regulatory approvals and successfully commenced commercial production of its aircraft by the third quarter of 2000, the Company may require additional funding to fully implement its proposed business plan. The Company has no commitments from any third parties for any future funding, and there can be no assurance that the Company will be able to obtain financing in the future from bank borrowings, debt or equity financings or other sources on terms acceptable to the Company or at all. In the event necessary financing were not obtained, the Company would be materially and adversely affected and might have to substantially reduce operations.

   The Company's 200,000 square foot manufacturing and headquarters facility (the "New Facility") was sold for $9,800,000 on May 19, 1999 and subsequently leased back for a term of 18 years, with an option to extend for a additional 10 years. The primary financing for the construction of the facility was the Company's obligation under a loan agreement related to proceeds received from $8,500,000 in the issuance of Industrial Development Bonds (IDB) by the California Economic Development Financing Authority (the "Authority"). The Company was required to provide cash collateral to Sumitomo Bank, Limited (the "Bank") in the amount of $8,500,000 for a stand-by letter of credit in favor of the holders of the IDBs.

   On June 1, 1999, the Company retired all the industrial development bonds, using the restricted cash previously held as security for the IDB.

   As part of the sale lease-back transaction described in Note 3 of the Financial Statements, the Company assigned to AP-Long Beach Airport LLC its lease for approximately 10 acres of land located on the Long Beach Airport in Long Beach, California. This lease commenced on January 14, 1998, was for a term of 30 years, with an option to renew for an additional 10 years, and also contained options to lease other airport properties. Also as part of the sale lease-back transaction, the Company entered into a sublease with AP-Long Beach Airport LLC on the same terms as the assigned lease. The monthly rent under the sublease is currently $4,500. An escalation clause in the sublease increases the monthly rent to $7,500 commencing July 1999. The sublease contains incremental increases that escalate the monthly rent to approximately $15,600 after 5 years.

   The Company has purchased a new integrated manufacturing, production and cost control computer system, to support future Company growth and production requirements. The system has been certified as Year 2000 compliant. Management expects to have the new system installed and running during second half of 1999 and estimates the associated costs to be immaterial to the Company's operations.

   The Company had no material capital commitments at June 30, 1999, other than discussed in this report. The Company intends to hire a number of additional employees, which will require substantial capital resources. The Company anticipates that it will hire up to 200 employees over the next twelve months, including engineers and manufacturing technicians necessary to produce its aircraft.

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


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

    (a)  Exhibits

         27.  Financial Data Schedule

    (b)  Reports on Form 8-K

         The Company filed a report on Form 8-K on June 3, 1999 regarding the sale and leaseback of its manufacturing and headquarters facility.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)


                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 16, 1999               ADVANCED AERODYNAMICS & STRUCTURES, INC.


                               By:  /s/ Carl L. Chen
                                   ----------------------------------------
                                    Carl L. Chen, President


                               By:  /s/ Dave Turner
                                   ----------------------------------------
                                    Dave Turner, Chief Financial Officer