Form 10QSB
period 1999-09-30
ADVANCED AERODYNAMICS & STRUCTURES INC/
filed 1999-11-15
CIK 1019825

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to _____________

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

                              YES [X]      NO [_]

As of November 12, 1999, the issuer had outstanding 6,999,676 shares of Class A Common Stock, 1,900,324 shares of Class B Common Stock, 4,000,000 shares of Class E-1 Common Stock and 4,000,000 shares of Class E-2 Common stock.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)

                               TABLE OF CONTENTS

                                                                     Page
                                                                     ----
PART I         FINANCIAL INFORMATION
Item 1         Financial Statements(unaudited)                         3
Item 2         Plan of Operations                                      7

PART II        OTHER INFORMATION                                      12
Item 6         Exhibits and Reports on Form 8-K                       12

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET
                                  (unaudited)


                                                                  September 30,
                                                                       1999
                                                                  ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                    $    184,000
     Short term investments                                          4,850,000
     Prepaid expenses and other current assets                          44,000
                                                                  ------------
Total current assets                                                 5,078,000
Property, Plant and equipment, net                                  11,358,000
Other assets                                                           192,000
                                                                  ------------
Total assets                                                      $ 16,628,000
                                                                  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                  $    213,000
Capital lease obligation current portion                               213,000
Other accrued liabilities                                              708,000
                                                                  ------------
Total current liabilities                                            1,134,000

Capital lease obligation, long term                                  9,945,000
Deferred revenue                                                     1,691,000
                                                                  ------------
Total liabilities                                                   12,770,000

Stockholders' equity
Preferred Stock, par value $.0001 per share; 5,000,000
Shares authorized; no shares issued and outstanding                         --

Class A common, par value $.0001 per share; 60,000,000
Shares authorized; 6,999,676 shares issued and outstanding               1,000

Class B Common Stock, par value $.0001 per share; 10,000,000
Shares authorized; 1,900,324 shares issued and outstanding                  --

Class E-1 Common Stock; par value $.0001 per share; 4,000,000
Shares authorized; 4,000,000 shares issued and outstanding                  --

Class E-2 Common Stock; par value $.0001 per share; 4,000,000
Shares authorized; 4,000,000 shares issued and outstanding                  --

Warrants to purchase common stock                                           --
Public Warrants                                                        473,000
Class A Warrants                                                    11,290,000
Class B Warrants                                                     4,632,000
Additional paid-in capital                                          35,652,000
Deficit accumulated during the development stage                   (48,190,000)
                                                                  ------------
Total stockholders' equity                                           3,858,000
                                                                  ------------
Total liabilities and stockholders' equity                        $ 16,628,000


                 See accompanying notes to financial statements

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (unaudited)

                                                                                                                     Period from
                                                    Three Months Ended                     Nine Months Ended       January 26, 1990
                                                      September 30                          September 30,           (Inception) to
                                            ------------------------------       -------------------------------     September 30,
                                                 1998              1999               1998              1999             1999
                                            ------------      ------------       ------------       -----------     -------------
Interest income                             $    209,000      $     86,000       $    799,000       $    299,000    $   2,669,000
Other income                                      94,000             4,000            187,000              5,000        1,267,000
                                            ------------      ------------       ------------       -----------     -------------
                                                 303,000            90,000            986,000            304,000        3,936,000
Cost and expenses:
Research and development costs                 1,667,000         1,369,000          5,041,000          3,663,000       28,581,000
Preoperating costs                                                                         --                 --          282,000
General and administrative expenses              795,000           946,000          2,491,000          2,982,000       17,674,000
Loss on disposal of assets                                                                 --                 --          755,000
Interest expense                                  83,000           311,000            264,000            778,000        3,131,000
In-process research and development
Acquired                                                                                   --                 --          761,000
                                            ------------      ------------       ------------       -----------     -------------
                                               2,545,000         2,626,000          7,796,000          7,423,000       51,184,000
                                            ------------      ------------       ------------       -----------     -------------
Loss before extraordinary item                (2,242,000)       (2,536,000)        (6,810,000)        (7,119,000)     (47,248,000)
Extraordinary loss on retirement
  of Bridge Notes                                                                         --                 --          (942,000)
Net loss and comprehensive loss              ($2,242,000)      ($2,536,000)       ($6,810,000)       ($7,119,000)    ($48,190,000)
Net loss and comprehensive loss
  per common share                                 ($.25)            ($.28)            ($0.77)            ($0.80)
Weighted average number of common
  shares outstanding                           8,900,000         8,900,000          8,900,000          8,900,000


                See accompanying notes to financial statements.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                  (unaudited)

                                                                        Preferred Stock                  Class A
                                                                    Shares          Amount        Shares        Amount
Common stock issued at inception                                                   $     --                     $      --
Common stock issued in exchange for
  in-process research and development
Imputed interest on advances from stockholder
Conversion of stockholder advances
Conversion of officer loans
Stock issued in consideration for
  services in 1994, 1995, and 1996
Imputed interest on advances from stockholder
Net proceeds from initial public offering of Units                                               6,000,000          1,000
Net proceeds from exercise of over-allotment option                                                900,000             --
Warrants issued in connection with issuance of Bridge Notes
Net loss from inception to December 31, 1996
Balance at December 31, 1996                                          --                --       6,900,000          1,000
Adjustment to proceeds from initial public offering
  and exercise of overallotment option
Net Loss
Balance at December 31, 1997                                          --                --       6,900,000          1,000
Conversion of Class B to A Common Stock                                                             99,676
Net Loss
Balance at  December 31, 1998                                         --                --       6,999,676          1,000
Net Loss
Balance at September 30, 1999                                         --                --       6,999,676          1,000



                                                                          Class B                       Class E-1
                                                                 Shares            Amount           Shares         Amount
Common stock issued at inception                                 418,094           $    --         836,189       $    --
Common stock issued in exchange for
 in-process research and development                             201,494                --         402,988            --
Imputed interest on advances from stockholder
Conversion of stockholder advances                               598,011                --       1,196,021            --
Conversion of officer loans                                      187,118                --         374,236            --
Stock issued in consideration for
 services in 1994, 1995, and 1996                                595,283                --       1,190,566            --
Imputed interest on advances from stockholder                                           --                            --
Net proceeds from initial public offering of Units                                      --                            --
Net proceeds from exercise of over-allotment option                                     --                            --
Warrants issued in connection with issuance of Bridge Notes                             --                            --
Net loss from inception to December 31, 1996
Balance at December 31, 1996                                   2,000,000                --       4,000,000            --
Adjustment to proceeds from initial public offering
  and exercise of overallotment option                                                  --                            --
Net Loss
Balance at December 31, 1997                                   2,000,000                --       4,000,000            --
Conversion of Class B to A Common Stock                          (99,676)
Net Loss
Balance at December 31, 1998                                   1,900,324                --       4,000,000            --
Net Loss
Balance at September 30, 1999                                  1,900,324                --       4,000,000            --

                                                                        Class E-2                     Public         Class A
                                                                   Shares             Amount         Warrants        Warrants
Common stock issued at inception                                    836,189           $   --      $     --      $        --
Common stock issued in exchange for
 in-process research and development                                402,988               --
Imputed interest on advances from stockholder
Conversion of stockholder advances                                1,196,021               --
Conversion of officer loans                                         374,236
Stock issued in consideration for
 services in 1994, 1995, and 1996                                 1,190,566               --
Imputed interest on advances from stockholder                                             --
Net proceeds from initial public offering of Units                                        --                      9,583,000
Net proceeds from exercise of
 over-allotment option                                                                    --                      1,707,000
Warrants issued in connection with issuance of Bridge Notes                               --       473,000
Net loss from inception to December 31, 1996
Balance at December 31, 1996                                      4,000,000               --       473,000       11,290,000
Adjustment to proceeds from initial public offering
 and exercise of overallotment option                                                     --
Net Loss
Balance at December 31, 1997                                      4,000,000               --       473,000       11,290,000
Conversion of Class B to A Common Stock
Net Loss
Balance at December 31, 1998                                      4,000,000               --       473,000       11,290,000
Net Loss
Balance at September 30, 1999                                     4,000,000               --     $ 473,000      $11,290,000

                                                                                                  Deficit
                                                                                                 Accumulated
                                                                               Additional        During the
                                                                 Class B        Paid-In         Development
                                                                Warrants        Capital            Stage           Total
Common stock issued at inception                                $       --     $ 7,500,000     $         --    $  7,500,000
Common stock issued in exchange for in-process
  research and development                                                         361,000                          361,000
Imputed interest on advances from stockholder                                      799,000                          799,000
Conversion of stockholder advances                                              10,728,000                        10,728,00
Conversion of officer loans                                                        336,000                          336,000
Stock issued in consideration for services
  in 1994, 1995, and 1996                                                        1,507,000                        1,507,000
Imputed interest on advances from stockholder                                       11,000                           11,000
Net proceeds from initial public offering
  of Units                                                       4,166,000      12,566,000                       26,316,000
Net proceeds from exercise of
  over-allotment option                                            466,000       1,922,000                        4,095,000
Warrants issued in connection with
  issuance of Bridge Notes                                                                                          473,000
Net loss from inception to December 31, 1996                                                     24,328,000      24,328,000
Balance at December 31, 1996                                     4,632,000      35,730,000      (24,328,000)     27,798,000
Adjustment to proceeds from initial public
  offering and exercise of overallotment option                                    (78,000)                         (78,000)
Net Loss                                                                                         (6,625,000)     (6,625,000)
Balance at December 31, 1997                                     4,632,000      35,652,000      (30,953,000)     21,095,000
Conversion of Class B to A Common Stock
Net Loss                                                                                        (10,118,000)    (10,118,000)
Balance at December 31, 1998                                     4,632,000      35,652,000      (41,071,000)     10,977,000
Net Loss                                                                                         (7,119,000)     (7,119,000)
Balance at September 30, 1999                                   $4,632,000     $35,652,000     $(48,190,000)   $  3,858,000

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF CASH FLOWS

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                                 1998           1999
                                                                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                $(6,810,000)   $(7,119,000)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Noncash stock compensation expense
          Noncash interest expense
          Cost of in-process research and development acquired
          Imputed interest on advances from stockholder
          Interest income from restricted cash invested                                         (336,000)      (182,000)
          Extraordinary loss on retirement of Bridge Note
          Depreciation and amortization                                                          323,000        547,000
          Loss on disposal of assets
          Changes in assets and liabilities:
               Prepaid expenses and other current assets                                         576,000         44,000
               Other assets                                                                     (178,000)        (5,000)
               Accounts payable                                                                  (72,000)    (1,257,000)
               Accrued liabilities                                                               160,000       (346,000)
               Deferred revenue                                                                  720,000         45,000
Net cash used in operating activities                                                         (5,617,000)    (8,273,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in construction in progress
     Proceeds from insurance claims upon loss of aircraft
     Proceeds from disposal of assets                                                                         9,800,000
     Capital expenditures                                                                       (511,000)       (21,000)
     Purchase of certificate of deposit
     Proceeds from redemption of certificate of deposit                                        1,049,000
     Purchase of investments                                                                                 (6,034,000)
     Proceeds from sale of investments                                                         3,180,000      2,012,000
     Decrease in restricted cash                                                                                683,000
     Restricted cash from long term debt
Net cash provided by (used in) investing activities                                            3,718,000      6,440,000

CASH FLOWS FROM FINANCING ACTIVITIES:
     Adjustment to net proceeds from initial public
       offering and exercise of over allotment option
     Proceeds from long term debt                                                                            (8,500,000)
     Restricted cash collateral for long term debt                                                            8,500,000
     Advances from stockholder
     Proceeds from issuance of common stock prior to initial public offering
     Net proceeds from initial public offering an exercise of over-allotment option
     Net proceeds from bridge financing
     Net proceeds from loans from officers
     Payment of obligation under Capital Lease Obligations                                                     (136,000)
     Repayment of bridge financing
Net cash (used in) provided by financing activities                                                            (136,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                          (1,899,000)    (1,969,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               5,277,000      2,153,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $ 3,378,000    $   184,000
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                                      264,000        778,000
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
     Stockholder advances converted to common stock
     Loans from officer converted to common stock
     Common stock issued for noncash consideration and compensation
     Liabilities assumed from ASI
     Common stock issued for in-process research and development acquired
     Equipment acquired under capital leases                                                                 10,047,000
     Deposit surrendered as payment for rents due
     Construction in progress acquired with restricted cash                                                   5,496,000

                                                                                                 Period from
                                                                                               January 26, 1990
                                                                                                 (Inception)
                                                                                               to September 30,
                                                                                                    1999
                                                                                               ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                   $(48,190,000)
     Adjustments to reconcile net loss to net cash  used in operating activities:
          Noncash stock compensation expense                                                       1,207,000
          Noncash interest expense                                                                   336,000
          Cost of in-process research and development acquired                                       761,000
          Imputed interest on advances from stockholder                                              810,000
          Interest income from restricted cash invested                                             (646,000)
          Extraordinary loss on retirement of Bridge Note                                            942,000
          Depreciation and amortization                                                            3,187,000
          Loss on disposal of assets                                                                 755,000
          Changes in assets and liabilities:
               Prepaid expenses and other current assets                                             129,000
               Other assets                                                                         (192,000)
               Accounts payable                                                                     (994,000)
               Accrued liabilities                                                                 1,815,000
               Deferred revenue                                                                    1,385,000
Net cash used in operating activities                                                            (38,695,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in construction in progress                                                           (446,000)
     Proceeds from insurance claims upon loss of aircraft                                             30,000
     Proceeds from disposal of assets                                                              9,803,000
     Capital expenditures                                                                         (5,753,000)
     Purchase of certificate of deposit                                                           (1,061,000)
     Proceeds from redemption of certificate of deposit                                            1,061,000
     Purchase of investments                                                                     (17,692,000)
     Proceeds from sale of investments                                                            12,842,000
     Decrease in restricted cash                                                                     683,000
     Restricted cash from long term debt                                                          (8,500,000)
Net cash provided by (used in) investing activities                                               (9,033,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Adjustment to net proceeds from initial public                                                  (78,000)
     offering and exercise of over allotment option
     Proceeds from long term debt                                                                         --
     Restricted cash collateral for long term debt                                                        --
     Advances from stockholder                                                                    10,728,000
     Proceeds from issuance of common stock prior to initial public offering                       7,500,000
     Net proceeds from initial public offering an exercise of over-allotment option               30,411,000
     Net proceeds from bridge financing                                                            6,195,000
     Net proceeds from loans from officers                                                           336,000
     Payment of obligation under Capital Lease Obligations                                          (180,000)
     Repayment of bridge financing                                                                (7,000,000)
Net cash (used in) provided by financing activities                                               47,912,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                 184,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                          --
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                           184,000
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                                        1,949,000
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
     Stockholder advances converted to common stock                                               10,728,000
     Loans from officer converted to common stock                                                    336,000
     Common stock issued for noncash consideration and compensation                                1,507,000
     Liabilities assumed from ASI                                                                    400,000
     Common stock issued for in-process research and development acquired                            361,000
     Equipment acquired under capital leases                                                      10,087,000
     Deposit surrendered as payment for rents due                                                     80,000
     Construction in progress acquired with restricted cash                                        8,291,000

                See accompanying notes to financial statements

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements
                                  (unaudited)

1.  GENERAL

In the opinion of the Company's management, the accompanying unaudited financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at September 30, 1999 and the results of operations and cash flows for the nine months ended September 30, 1999 and September 30, 1998 respectively and for the period from January 26, 1990 to September 30, 1999. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for any other interim period or the full year.

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

2.  NET LOSS PER COMMON SHARE

The Company's net loss per common share was computed based on the weighted average number of shares of common stock outstanding during the nine-month periods ended September 30, 1999 and 1998 and excludes all outstanding shares of Class E-1 and Class E-2 Common Stock because the conditions for the lapse of restrictions on such shares have not been satisfied. There is no difference between the loss per common share amounts computed for basic and dilutive purposes because the impact of options and warrants outstanding are anti-dilutive.

3.  SALE AND LEASEBACK TRANSACTION

Pursuant to an Agreement dated May 19, 1999, the Company sold to AP-Long Beach Airport LLC its leasehold interest in real property located at 3205 Lakewood Boulevard, Long Beach, California, together with the manufacturing hangar facility (approximately 205,000 square feet) and finished office space (approximately 22,000 square feet) owned by the Company (collectively, the "Property"). The cash purchase price was $9,800,000.

As part of this transaction, the Company and AP-Long Beach Airport LLC have entered into an agreement pursuant to which AP-Long Beach Airport LLC has: subleased the land to the Company subject to the terms at the original land lease agreement which was assigned to AP Long Beach Airport LLC and leased the manufacturing hangar facility and finished office space to the Company for an original term of 18 years. The monthly rent under this facility lease is approximately $106,000. The Company has an option to extend the original term for an additional ten years. The monthly rent payable during this additional ten year term would be the market rental value, as agreed by the parties or as determined by a third party appraiser or broker. The $306,000 gain on the sale of the facility, which was deferred, is being amortized over the 18-year lease term.

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

On June 1, 1999, the Company retired all the industrial development bonds using the restricted cash previously held as security for the IDB.

5.  CONVERSION OF SHARES

In February of 1998 a shareholder of the Company converted 99,676 shares of Class B Common Stock to 99,676 shares of Class A Common Stock. The conversion resulted in an increase in Class A Common Stock to 6,999,676 a decrease in the number of outstanding shares of Class B Common Stock to 1,900,324. This transaction had no impact on earnings per share, as both classes of shares are included in the calculation of weighted average number of common stock outstanding.

6.  ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000, as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Management believes that the adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

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

  The Company is a development stage enterprise organized to design, develop manufacture and market propjet and jet aircraft intended primarily for business use. Since its inception, the Company has been engaged principally in research and development of its proposed aircraft. In March 1990, the Company made application to the FAA for a Type Certificate for the JETCRUZER 450, which Certificate was ultimately granted in June 1994. The Company has not generated any operating revenues to date and has incurred losses from such activities. The Company believes it will continue to experience losses until such time as it commences the sale of aircraft on a commercial scale.

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

 . Obtaining an amendment to its Type Certificate to include the JETCRUZER 500, including the manufacture of FAA conformed models of the JETCRUZER 500 and static and flight-testing.

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

  The Company believes that the remaining net proceeds from its December 1996 initial public offering ("IPO"), and the proceeds of the sale and lease back of the New Facility, will be sufficient to finance its plan of operations for at least the next nine months, based upon the current status of its business operations, its current plans and current economic and industry conditions. If the Company's estimates prove to be incorrect, then during such period the Company may have to seek additional sources of financing, reduce operating costs and/or curtail growth plans.

LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1999, the Company had working capital of $3,944,000 and stockholders' equity of $3,858,000. Since its inception in January 1990, the Company has experienced continuing negative cash flow from operations, which, prior to the December 1996 IPO, resulted in the Company's inability to pay certain existing liabilities in a timely manner. The Company has financed its operations through private funding of equity and debt and its December 1996 IPO.

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

  In September 1996, the bank loan, in the aggregate principal amount of $900,000 plus $15,000 in accrued interest, $226,000 of the principal amount owed to Dr. Chen, together with interest thereon of $36,000, and the loan from SIDA in the aggregate principal amount of $110,000 plus $31,000 in accrued interest, were repaid with the proceeds of the Bridge Financing described below.

  In August 1996, the Company completed the Bridge Financing of $7,000,000 principal amount of Bridge Notes and 3,500,000 Bridge Warrants (which were automatically converted to Class A Warrants upon completion of the IPO). The net proceeds of the Bridge Financing were approximately $6,195,000 after deducting commissions and a non-accountable expense allowance aggregating $805,000 paid to the placement agent and other expenses of the Bridge Financing. The net proceeds of the Bridge Financing were used to repay bank and other outstanding indebtedness, loans from officers and directors, accrued compensation and past due accounts payable and as working capital. The Company used a portion of the net proceeds of the IPO to repay the Bridge Notes. Additionally, in 1996, the Company recognized an extraordinary loss of approximately $942,000, representing the combined unamortized debt discount and issuance costs arising from the Bridge Financing, in the quarter in which the Bridge Notes were repaid.

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

  The Company expects that the remaining net proceeds of the December 1996 IPO, and the proceeds of the sale and lease back of the New Facility will enable it to meet its liquidity and capital requirements for at least the next nine months, by which time the Company expects to have commenced commercial production, started collection of customer progress payments and increased sales of the JETCRUZER 500. Such proceeds will be used and have been used primarily for amendment of the Type Certificate, the purchase of equipment and tooling and sales and marketing. The Company's capital requirements are subject to numerous contingencies associated with development stage companies. Specifically if delays are encountered in amending the current Type Certificate, the time and cost of obtaining such certification may be substantial, may render it impossible for the Company to complete such amended certification and may therefore have a material and adverse effect on the Company's operations. Further, if the Company has not completed the development of the JETCRUZER 500, received the required regulatory approvals and successfully commenced commercial production of its aircraft by the third quarter of 2000, the Company may require additional funding to fully implement its proposed business plan. The Company has no commitments from any third parties for any future funding, and there can be no assurance that the Company will be able to obtain financing in the future from bank borrowings, debt or equity financings or other sources on terms acceptable to the Company or at all. In the event necessary financing was not obtained, the Company would be materially and adversely affected and might have to substantially reduce operations.

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

  As part of the sale-leaseback transaction described in Note 3 of the Financial Statements, the Company assigned to AP-Long Beach Airport LLC its lease for approximately 10 acres of land located on the Long Beach Airport in Long Beach, California. This lease commenced on January 14, 1998, was for a term of 30 years, with an option to renew for an additional 10 years, and also contained options to lease other airport properties. Also as part of the sale-leaseback transaction, the Company entered into a sublease with AP-Long Beach Airport LLC on the same terms as the assigned lease. The monthly rent under the sublease is currently $7,400. The sublease contains incremental increases that escalate the monthly rent to approximately $15,600 after 5 years.

  The Company has purchased a new integrated manufacturing, production and cost control computer system, to support future Company growth and production requirements. The system has been certified as Year 2000 compliant. Management expects to have the new system installed and running during second half of 2000 and estimates the associated costs to be immaterial to the Company's operations.

  The Company had no material capital commitments at September 30, 1999, other than discussed in this report. The Company intends to hire a number of additional employees, which will require substantial capital resources. The Company anticipates that it will hire up to 200 employees over the next twelve months, including engineers and manufacturing technicians necessary to produce its aircraft.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)

YEAR 2000 COMPLIANCE

  Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted below, the Company has not yet completed all necessary phases of the Year 2000 program.

  In May 1998, the Company signed a contract with Baan Business Systems of California for license and implementation of the Baan ERP system. The Company has received assurances from Baan that the hardware and software is Year 2000 compliant. Training and implementation began in the 3rd quarter of 1998 and is scheduled to be completed in the 2nd half of 2000. Although the Company does not perceive any problems with its new computer system, the failure of the new hardware and software package to be Year 2000 compliant might result in significant unexpected costs, which would have a material adverse effect on the Company's results of operations. The Company has completed its assessment of its major vendors and has concluded there is no significant Year 2000 problem with such vendors or their products.

  The Company is currently assessing various other vendors, which it plans to utilize when production of the JETCRUZER 500 begins. The process of evaluation includes both the significance of the vendors to the Company's operation and their exposure to the Year 2000 problem. The Company does not anticipate any material costs in completing its Year 2000 program.

  The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plan is currently to evaluate the status of completion and will determine whether such a plan is necessary.

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

                                       ADVANCED AERODYNAMICS & STRUCTURES, INC.



                                       By:  /s/ Carl L. Chen
                                          ------------------
                                          Carl L. Chen, President


                                       By:  /s/ Dave Turner
                                          -----------------
                                          Dave Turner, Chief Financial Officer


Dated:  November 10, 1999