Form 10KSB40
period 1999-12-31
ADVANCED AERODYNAMICS & STRUCTURES INC/
filed 2000-03-30
CIK 1019825

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

               [X]ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999
                 [_]TRANSITION REPORT PURSUANT TO SECTION 13 or
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K-
SB or any amendment to this Form 10-K-SB   [X]

     The Registrant generated no operating revenues for the fiscal year ended December 31, 1999.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sales price of its common stock as of February 3, 2000 on the Nasdaq National Market was $27,123,745. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates;" this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

     As of February 3, 2000, the registrant had outstanding 6,999,676 shares of Class A Common Stock, 1,900,324 shares of Class B Common Stock, 4,000,000 shares of Class E-1 Common Stock and 4,000,000 shares of Class E-2 Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement relating to its 2000 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

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

      Transitional Small Business Disclosure Format:     Yes [_]    No [X]

================================================================================

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                             CROSS-REFERENCE SHEET

     The following items in Part III of Registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1999 are incorporated herein by reference to Registrant's Proxy Statement and appear therein under the section headings indicated below:



    Item                  Form Heading                                 Section Heading
------------  -----------------------------------------    -----------------------------------------

     9.       Directors, Executive Officers Promoters    Proxy Statement - Election of Directors -
              and Control Persons; Compliance with       Information with respect to Nominees,
              Section 16(a) of the Exchange Act          Directors and Executive Officers


    10.       Executive Compensation                     Proxy Statement - Management - Compensation
                                                         of Executive Officers



    11.       Security Ownership of Certain Beneficial   Proxy Statement - Principal Stockholders
              Owners and Management


    12.       Certain Relationships and Related          Proxy Statement - Management - Certain
              Transactions                               Relationships and Related Transactions

     Certain statements contained in this report, including, but not limited to, statements concerning the Company's future cash and financing requirements, the Company's ability to raise additional capital, the Company's ability to obtain market acceptance of its aircraft, the Company's ability to obtain regulatory approval for its aircraft, and the competitive market for sales of small business aircraft and other statements contained herein regarding matters that are not historical facts, are forward looking statements: actual results may differ materially from those set forth in the forward looking statements, which statements involve risks and uncertainties, including without limitation those risks and uncertainties set forth in the Company's Registration Statement on Form SB-2 (333-12273) under the heading "Risk Factors."


                                     PART I

ITEM 1.   BUSINESS.

OVERVIEW

     The Company is a development stage enterprise organized in 1990 to design, develop, manufacture and market propjet and jet aircraft intended primarily for business use. The Company has obtained a type certificate ("Type Certificate") from the Federal Aviation Administration ("FAA") with respect to a non-pressurized, single-engine aircraft powered by a Pratt & Whitney propjet engine (the "JETCRUZER 450"). The Company is modifying the JETCRUZER 450 to develop a six-seat (including pilot), pressurized version of such aircraft for commercial sale (the "JETCRUZER (TM)500") which, the Company anticipates, will takeoff and land in less than 2,000 feet, be able to fly at 30,000 feet above sea level, and have a high cruise speed of approximately 345 mph and a capability of flying from Los Angeles to New York with only one stop.

     The Company began development of the JETCRUZER 450 in 1990 and obtained the FAA Type Certificate approval in 1994. Throughout this period, the Company engaged in design and engineering of the aircraft, as well as production of the jigs, forms, tools, dies and molds necessary to manufacture the aircraft. The first FAA conformed JETCRUZER 450 was completed in 1992. This aircraft was used by the Company and the FAA to perform static (non-flight) testing. In late 1992 and 1993, two flight test aircraft were completed. These aircraft were flight tested by the Company and the FAA from 1992 through 1994. The Company received the FAA Type Certificate for the JETCRUZER 450 on June 14, 1994.

     Although the Company received preliminary written indications of interest to purchase the aircraft, the Company decided that it would not obtain a production certificate with regard to the JETCRUZER 450 or otherwise pursue commercialization of that aircraft in part because the Type Certificate is subject to certain limitations, which the Company believes reduce the commercial viability of the JETCRUZER 450. Instead, the Company decided to amend the Type Certificate to develop the JETCRUZER 500 for commercial sale. The JETCRUZER 500 is a modified version of the JETCRUZER 450 that the Company anticipates will not be subject to the limitations imposed by the existing Type Certificate.

     The Company has FAA approval to amend its Type Certificate, rather than obtain a new Type Certificate. The Company currently anticipates that it can obtain an amendment to its Type Certificate during the last half of 2000 and commence commercial production of such aircraft within the same time frame. There can be no assurance, however, that obtaining the amendment will not take longer than anticipated or that the Company will not experience unforeseen expense or delay in certifying and commercializing its proposed aircraft.

     The Company has not generated any operating revenues to date and has incurred losses from its operating activities including program development costs of $5.6 million and $6.5 million in 1999 and 1998, respectively. The Company believes it will continue to experience losses until such time as it commences the sale of aircraft on a commercial scale. Research and development expenses have consisted primarily of the costs of personnel, facilities, materials and equipment required to conduct the Company's development activities. Such expenses aggregated $31,527,000 from inception through December 31, 1999. Such expenses were incurred to develop the JETCRUZER 450, to obtain a Type Certificate with respect thereto, and to begin the design of the JETCRUZER 500 and the STRATOCRUZER 1250 "See Other Aircraft".

INDUSTRY BACKGROUND

     The general aviation industry comprises essentially all nonmilitary aviation activity other than scheduled and commercial airlines licensed by the FAA and the Department of Transportation. General aviation aircraft are frequently classified by their type and number of engines and include aircraft with fewer than 20 seats. There are three different types of engines: piston, propjet and turbofan (jet). Piston aircraft use an internal combustion engine to drive a propeller and there may be one or two engines and propellers. Propjet aircraft combine a jet turbine powerplant with a propeller geared to the main shaft of the turbine and there may be one or two engines and propellers. Turbofan aircraft use jet propulsion to power the aircraft. Although there are usually two engines on general aviation turbofan aircraft, there may also be one or three.

     Purchasers of general aviation aircraft include corporations, governments, the military, the general public and fractional interest entities. A corporation may purchase a general aviation aircraft for transporting its employees and property. Many companies use an aircraft in their line of business, including on-demand air taxi services, air ambulance services and freight and delivery services. Governments and military organizations may purchase an aircraft for the transportation of personnel, freight and equipment. Members of the general public may purchase an aircraft for personal and/or business transportation, freight, equipment and pleasure use. Fractional interest entities purchase one or more aircraft and then sell interests in each aircraft to several persons or entities. Each entity pays for its share of maintenance and operating costs and its access to and use of the aircraft. Increased corporate earnings may encourage corporations to acquire an aircraft. An aircraft must qualify under FAA regulations in order to be used for certain purposes, and the ability of an aircraft to so qualify will have a material affect on the potential market for such aircraft.

     Currently, there are fewer than ten major manufacturers of general aviation aircraft based in the United States. Piston aircraft make up the numerical majority of aircraft delivered by these manufacturers, whereas propjets and jet aircraft account for the majority of billings. Aircraft deliveries by United States manufacturers have increased consistently with sales generating approximately $3.1 billion in 1996, $4.8 billion in 1997, $5.9 billion in 1998 and $7.9 billion in 1999.


STRATEGY

     The Company's objective is to become a worldwide market leader in the sale and manufacture of small business aircraft. To achieve this objective, the Company intends to focus on the performance, efficiency and safety of its proposed aircraft, which will differentiate its aircraft from its competition. The Company's strategy is to capitalize on a perceived lack of low-priced, high-performance aircraft in the marketplace. The Company believes that its ability to offer an aircraft which out performs competitive aircraft at a reduced cost will enable the Company to penetrate the world business, private and government aircraft markets. Additionally, the Company intends to expend substantial resources on a worldwide sales and marketing program to position itself with potential customers.

     The Company believes that aircraft sales are heavily dependent on the quality and safety of a company's products. Accordingly, the Company intends to maintain high quality and safety standards in all aspects of the design and manufacture of its proposed aircraft. For example, the Company believes that certain design features of the JETCRUZER 500, such as the canard wing, will make the aircraft spin resistant and that the absence of wing flaps will make the operation of the aircraft less susceptible to pilot error. In addition, the Company believes that the reliability of the Company's component suppliers, such as Pratt & Whitney, the engine manufacturer, will be viewed favorably by potential customers.

     The Company believes that it will be able to offer aircraft at a comparatively low price by containing the costs of obtaining FAA certification and amendments to such certification as well as the costs of manufacturing. The Company believes that it was able to obtain its Type Certificate for the JETCRUZER 450 at a significantly lower cost than its competitors, with regard to comparable aircraft, due, in part, to the Company's smaller size as compared to its competitors, resulting in the Company's ability to contain administrative costs and the overhead expenses allocable to the development process. Additionally, the Company's Southern California location is home to a number of workers from recently downsized aerospace and defense companies who the Company was able to hire to assist in the certification of the JETCRUZER 450. These employees provided the Company with an expertise in testing, certifying, tool and jig manufacturing and other aspects of the certification process that would not otherwise have been available to the Company.

     The Company believes that it will be able to control manufacturing costs by producing most of the tooling, jigs, dies and molds in-house required for the manufacture of its aircraft. Also, because the Company produces the airframe and most of the associated components of its aircraft in-house, it will have greater control over the production process; and the Company believes that this control will also help keep construction and certification costs at reduced levels.


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

     The Company believes that the JETCRUZER 500 provides increased safety margins, in part, because it will be certified under the latest safety regulations adopted by the FAA. Additionally, the canard design, which provides dual lifting surfaces, makes the JETCRUZER 500 resistant to spins. An airplane may enter a spin when one main wing stalls (i.e. stops producing lift) before the other. On the JETCRUZER 500, the canard wing will stall before the main rear wing, thereby automatically lowering the aircraft's nose and increasing its airspeed, thus preventing a stall of either of the main wings. Since the main wing of the JETCRUZER 500 does not stall, it does not lose lift on one side before the other and thus, in part, the aircraft is resistant to spins. The JETCRUZER 500 has increased lift in part because the graphite composite fuselage of the JETCRUZER 500 is lighter than a fuselage made of aluminum, used by most of the Company's competitors, and the canard wing design provides an additional lifting surface as compared to conventional aircraft. Generally, lighter weight and additional lifting surfaces result in greater lifting capacity.

     Management also believes that the Company's aircraft will provide performance advantages over competitors' models, including better handling characteristics and increased speed. Based on the reports of its test pilots, the Company also believes that the JETCRUZER 500 provides increased ride comfort, and a quieter ride, than aircraft of a conventional design. The JETCRUZER 500 will not require pilot licensing beyond that required for other single-engine propjet aircraft.

     The fuselage of each aircraft is made of an advanced graphite composite/nomex honeycomb sandwich with embedded aluminum and copper screen mesh for lightning protection, which is processed in the Company's nitrogen-pressurized autoclave. The canard wing on the JETCRUZER 500 is constructed of aircraft aluminum. The main rear wing and the ailerons of all of the aircraft are constructed of aircraft aluminum skin and spar and rib construction. Flaps are not required on the JETCRUZER 500 because of the design and high lift capabilities of the canard and the main wing. The engine and propeller of the Company's JETCRUZER 500 aircraft are located at the rear of the fuselage, thus providing passengers with a quieter ride.

     JETCRUZER500. The JETCRUZER 500 is a six-seat (including pilot), high
     ------------
performance single engine propjet with conventionally constructed wings made from aluminum attached to a fuselage formed from a high-strength graphite nomex honeycomb composite material. The aircraft has a canard configuration with two lift-producing surfaces and no conventional wing flaps. The JETCRUZER 500 is powered by a Pratt & Whitney PT6A-66A propjet engine located at the rear of the aircraft. The JETCRUZER 500 is a modified version of the JETCRUZER 450.

     In June 1994, the FAA awarded the Company a Type Certificate for the JETCRUZER 450, which is a non-pressurized propjet aircraft powered by a smaller Pratt & Whitney engine. However, the Type Certificate is subject to a number of FAA limitations that were imposed as a result of the aircraft's early stage of development. For example, the maximum number of occupants was limited to five, as compared to the six passenger (including pilot) design configuration of the JETCRUZER 500, and the maximum operating speed was limited to 178 mph, as compared to the approximately 345 mph design speed of the JETCRUZER 500. The Company is amending the Type Certificate to remove these limitations in the certification of the JETCRUZER 500.

     In order to amend the Type Certificate to include the JETCRUZER 500, additional work is being performed on the aircraft by the Company, including adding a larger fuselage, pressurization, environmental systems, de-icing capability, and autopilot certification, all of which will be necessary to produce the JETCRUZER 500 for commercial sale. Two model 500's have already been produced and flown with the third anticipated to be completed in the second quarter of 2000. The entire JETCRUZER program has almost a thousand hours of flight testing. Several hundred additional hours of testing will be required to obtain the amendment of the Type Certificate. The Company anticipates the certification amendment will be received in the second half of 2000. There can be no assurance, however, that obtaining the amendment will not take longer than anticipated.

     Although no assurance can be given as to the performance characteristics of any aircraft in its design phase, based on the performance of the JETCRUZER 450, the Company believes that the JETCRUZER 500 will carry six passengers (including pilot) and have a cruise speed of approximately 345 mph. The Company also believes that the aircraft should be able to climb at approximately 2,600 feet per minute, cruise at an altitude of 30,000 feet above sea level and travel from Los Angeles to New York with only one stop. The interior of the aircraft will be built either to a customer's specifications or in accordance with one of the Company's standard configurations. These statistics reflect the overall anticipated performance of the JETCRUZER 500. However, interior configuration, optional equipment, weather conditions and flying weight will affect the performance of an individual aircraft. The JETCRUZER 500 currently is available for commercial sale at a base price of $1,495,000.


OTHER AIRCRAFT

     STRATOCRUZER(R)1250. The Company currently intends to further develop a
     -------------------
twin engine jet aircraft called the STRATOCRUZER 1250. The STRATOCRUZER 1250, will be a canard aircraft with three flying surfaces powered by two Williams/Rolls Royce FJ44-2 fan jets. It will seat up to 12 passengers, plus the pilot. Based on its design and preliminary testing, it is anticipated that the STRATOCRUZER 1250 will have a maximum cruise speed of approximately 500 mph, a range of approximately 3,700 miles and a pressurized ceiling of 41,000 feet. The STRATOCRUZER 1250 will be able to takeoff in less than 3,200 feet and land in less than 3,000 feet. The instrumentation of the STRATOCRUZER 1250 will consist of digital electronic avionics, including EFIS (an Electronic Flight Instrumentation System, which includes color monitors on which flight instrument data, weather radar, maps and other navigation information are available) and GPS (Global Positioning System) navigation. The aircraft will be of lightweight construction. The Company believes that the STRATOCRUZER 1250's comparatively light weight, combined with, among other things, its additional lifting surfaces, fuel efficient engines and aerodynamic design, will give the STRATOCRUZER 1250 superior range and fuel efficiency compared to other twin jets. The Company will be required to obtain a new FAA type certificate for the STRATOCRUZER 1250.

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


MANUFACTURING

     The Company has designed, produced or procured most of the equipment necessary for production of the JETCRUZER 450 and has used that equipment to certify the aircraft. The Company is in the process of obtaining and producing additional sets of the equipment necessary for production of the JETCRUZER 500. The Company will produce, in-house, substantially all of the tooling necessary for the production of its aircraft, from master models to major jigs and fixtures. The Company believes it has achieved, and will continue to achieve, cost savings by manufacturing tooling in-house. Additionally, nearly all airframe assemblies and parts are intended to be produced in-house, except for special tasks such as spar milling and painting. The manufacturing process for the Company's aircraft is highly technical and requires skilled assembly technicians. The Company believes that a number of such skilled individuals are available in Southern California in general, and in Long Beach in particular. However, no assurance can be given that these individuals will in fact be available to the Company.

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


MARKETING, DISTRIBUTION AND SERVICE

     The Company has developed an in-house sales and marketing organization and is marketing its aircraft in the United States and abroad through trade publications, news releases, attendance at aircraft trade shows, and independent distributors and agents.

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

     Management anticipates that most of the Company's aircraft will be sold to corporations for transportation of their personnel, guests and company property. The Company has developed direct marketing programs to target such corporations. The Company believes that its aircraft will also be attractive to customers other than corporations and is addressing these markets as well. These markets include current owners of single and twin engine aircraft who operate their own aircraft for business purposes, governmental entities that use aircraft for transportation, surveillance, mapping photography, forest fire detection, and fractional use entities who purchase one or more aircraft and sell interests in each aircraft to several persons or entities. The Company believes that the relatively low purchase price, performance, safety and cost of operating its aircraft will make them attractive to such purchasers. Other potential specialty markets may include air freight and delivery services, on-demand air taxi services and/or charter and air ambulance use.

     Pursuant to FAA regulations effective as of May 4, 1998, single-engine aircraft may be used for commercial passenger revenue-paying flights (whether on-demand charter or scheduled) in Instrument Flight Rules (IFR) conditions, provided the pilot and the aircraft meet certain FAA certification, proficiency, maintenance and additional equipment and airworthiness requirements. The Company believes that the affect of this FAA resolution will be to open up new markets for the JETCRUZER 500.

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

     SERVICE. The Company's aircraft will be serviced primarily by fixed base
     -------
operations ("FBOs") authorized by the Company. FBOs are established aircraft maintenance companies located at airports throughout the world which service general aviation aircraft produced by virtually all major aircraft manufacturers. If and when customers in a particular region or country begin to acquire aircraft manufactured by the Company, an appropriate FBO for that area will be identified and authorized by the Company after consultation with the agent and/or distributor for that area. The Company will provide training and a service manual to the employees of its authorized FBO's. Required parts and repair materials will be air freighted to the FBO's as required. Maintenance and repair of major systems included in the Company's aircraft, such as engines and avionics, will be provided by the manufacturers of those systems.

SUPPLIERS

     The Company relies on various suppliers of materials and components which are necessary to manufacture its aircraft. In particular, the engines and the avionics are provided by outside manufacturers. These suppliers also produce equipment for aircraft manufacturers other than the Company. Engines for the JETCRUZER 500 are manufactured by Pratt & Whitney. Engines for the STRATOCRUZER 1250, if developed, will be manufactured by Williams/Rolls Royce. The Company has contractual rights to engines from Pratt & Whitney. The failure of suppliers or subcontractors to meet the Company's performance specifications, quality standards or delivery standards or schedules could have a material adverse effect on the Company's operations. Moreover, the Company's ability to significantly increase its production rate following the introduction of the JETCRUZER 500 could be limited by the ability or willingness of its key suppliers to increase their delivery rates.


COMPETITION

     The JETCRUZER 500 will compete against several other types of aircraft, including new and used single and multi-engine propjets and high-end piston powered aircraft. Management believes its aircraft will be differentiated from its competition based primarily on the aircraft's price and performance. Single engine propjets have only recently come into use in the general aviation industry, and there are not many competitors in this category. Twin engine propjets are far more common and vary significantly in size.

     Single engine propjet competition for the JETCRUZER consists of just three aircraft. The Cessna Caravan is all metal and sells for $1.4 million and has a high speed of 160 kts, a landing gear that does not retract, no pressurization and is designed basically for freight use. Cessna delivered 700 Caravans in 7 years and received an order for 100 aircraft from one customer. The Company also expects competition from the TBM 700. Made in France from metal, it has a similar passenger capacity and performance to the JETCRUZER, but its $2.6 million price tag is almost double that of the JETCRUZER. The last competitor is the Pilatus PC-12. Made in Switzerland from metal, it has a lower airspeed of 270 kts and sells for almost double the price of the JETCRUZER at $2.4 million. All competitive aircraft are based on conventional designs, which are more than 30 years old, and are made from metal. JETCRUZER's prime advantage is its design, lightweight graphite composites, high performance and is one of the lowest priced propjets in the world.

     An additional competitor to the JETCRUZER 500 could be the Malibu Mirage. The Malibu Mirage is a single engine piston powered aircraft, rather than a propjet. It is manufactured in the United States by The New Piper Aircraft Corp. It has an airspeed of 267 miles per hour and a range of approximately 1,200 miles. The Company believes that piston aircraft such as the Mirage, and propjet aircraft such as the JETCRUZER 500 compete for different customers based on performance, speed and reliability. However, the price differential may induce certain purchasers to select the lower-priced piston aircraft.

     The Company believes that the JETCRUZER 500 may compete with and compare favorably to various twin engine propjets, such as the King Air C-90B, in airspeed and passenger seating at a significantly lower purchase price and operating cost. The King Air C-90B is a twin engine propjet of conventional design which is manufactured in the United States by Raytheon Aircraft Co. (Beechcraft). It has an airspeed of approximately 284 miles per hour and has seven seats. Its approximate base price is $2,488,000. However, certain customers may be reluctant to purchase a single-engine aircraft such as the JETCRUZER 500 due to the perception of additional safety associated with twin-engine aircraft.

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

     Additionally, indirect competition and potential sales will come from the used aircraft market, both propjets and jets, which have sales prices near that anticipated for the JETCRUZER 500. As the prices of new aircraft have increased, buyers have turned in greater numbers to the used aircraft market. The Company, however, believes that it may be able to attract purchasers who might otherwise acquire a used aircraft by emphasizing the price, performance and technology, of the Company's aircraft.

     PRODUCT LIABILITY AND INSURANCE. The failure of an aircraft manufactured by
     -------------------------------
the Company or any other mishap involving such an aircraft may result in physical injury or death to the occupants of the aircraft or others, and therefore, the Company could be subject to lawsuits involving product liability claims. The Company intends to obtain product liability insurance for aircraft purchased by customers before the delivery of the first customer's aircraft. However, such insurance is expensive, subject to various exclusions and, although the product liability insurance for manufacturers of general aviation aircraft has become somewhat more available and less costly over the last two years, there can be no assurance that such coverage will be available to the Company on acceptable terms or at all. Further, should the Company become involved in product liability litigation, the expenses and damages awarded could be large and the scope of any coverage may be inadequate. The Company has obtained other insurance as needed, including flight test insurance for its pilots and aircraft used during the FAA certification process.

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

     Obtaining an amended FAA type certificate can be difficult, costly, and time consuming. To date, the Company has accomplished, among other things, (a) the filing of an appropriate application with the FAA, (b) development and submission to the FAA of an appropriate design and substantiating data and receipt of FAA approval that such design and data comply with applicable FAA airworthiness standards, (c) development and receipt of FAA approval of a flight test plan, and (d) construction of an initial prototype JETCRUZER 500 for use in flight testing and construction of a flight test Jetcruzer 500, currently in flight testing. The Company must accomplish the following before receiving an amendment to its Type Certificate for the JETCRUZER 500: (a) successful completion of conformity inspections requested by the FAA from time to time to ensure compliance of the aircraft with the type design, (b) completion of the JETCRUZER 500 fuselage for static tests and the completion of the JETCRUZER 500 for flight tests, (c) completion of Company flight tests and receipt of precertification approval from the FAA, (d) completion of additional flight tests under FAA supervision, (e) development and receipt of FAA approval of an airplane flight manual, and (f) development and receipt of FAA approval of maintenance and inspection requirements for the aircraft. Although the time required to obtain an amended type certificate may vary, the Company believes that it can obtain an amended certificate for the JETCRUZER 500 during the last half of 2000.

     The Company intends to obtain a FAA production certificate for the commercial production of its aircraft. In order to obtain a production certificate, the Company must commence production of an aircraft and make application for the certificate. The FAA will regularly inspect the Company's facilities and procedures during the production process.

     When the initial aircraft is nearly complete, the Company must have submitted all required materials, including a copy of the applicable quality assurance manual. The FAA will then review the materials submitted and the results of its inspections and will either issue the production certificate or require that the Company modify its quality assurance manual or the manufacturing process, or both. While production will not necessarily stop during the review process, a failure to receive a production certificate would likely delay the manufacturing process. The time required to obtain a production certificate is identical to and concurrent with the time required to manufacture the first commercially-produced applicable aircraft; which the Company believes will be five to six months in the case of the JETCRUZER 500. The Company expects to obtain the production certificate during the last half of 2000.

     There can be no assurance that the Company will not encounter a delay in obtaining a production certificate for its planned aircraft models or airworthiness certificates for individual aircraft.

     The Company will also be subject to the risk of modification, suspension or revocation of any FAA certificate it holds. Such modification, suspension, or revocation could occur if, in the FAA's judgement, compliance with airworthiness or safety standards by the Company is in doubt. If the FAA were to suspend or revoke the Company's type or production certificates for an aircraft model, sales of that model would be adversely affected or terminated. If, in the FAA's judgement, an unsafe condition developed or was discovered after one or more of the Company's aircraft had entered service, the FAA could issue an "Airworthiness Directive," which could result in a regulatory obligation upon the Company to develop appropriate design changes. Foreign authorities could impose similar obligations upon the Company as to aircraft within their jurisdiction. Any or all of the above occurrences could expose the Company to substantial additional costs and/or liability.

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


EMPLOYEES

     As of March 9, 2000 the Company had ninety-four full time employees. The Company believes that its relations with its employees are good. The Company is not a party to any collective bargaining agreement.


ITEM 2.    PROPERTIES.

     The Company leases approximately 10 acres of land located on the Long Beach Airport in Long Beach, California. The lease commenced on January 14, 1998 and has a term of 30 years with an option to renew for an additional 10 year term. The lease also contains options to lease other airport properties. The current monthly rent under the lease is $7,400. The lease contains incremental increases which escalate the monthly rent to approximately $15,600 after 5 years.

     The Company contracted Commercial Developments International/West (Design/Builder) to design and build their approximately 200,000 square foot manufacturing and headquarters facility (the "New Facility") on the above mentioned leased property. The facility was substantially completed during 1998, and on November 16, 1998, the Company moved into the New Facility. The total cost for the New Facility, including its design, construction, licenses, fees and change orders was approximately $9,700,000. The Company believes the new facility will provide adequate capacity for the foreseeable future.

     In June, 1999, the Company sold its 200,000 square-foot building and leased it back. The sales price of the building was $9,800,000 and the term of the lease is eighteen years plus an option to extend the lease for an additional ten years.

     Monthly payments under the terms of the leaseback are approximately $106,000 and will be adjusted annually, after the first year, for changes in the Consumer Price Index, not to exceed 3% per annum. The rent for periods after the eighteenth year will be at fair market rental value.



ITEM 3.    LEGAL PROCEEDINGS.

     As of March 15, 2000, there were no material pending legal proceedings to which the Company was a party or to which any of its properties were subject.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS




     The Company's Class A Common Stock is listed for trading on the Nasdaq National Market under the symbol "AASI". The following table sets forth the range of high and low last sale prices per share for the Class A Common Stock as quoted on the Nasdaq National Market, for the periods indicated.



     Year Ended December 31, 1998          High                Low
     ----------------------------     --------------------------------
     First Quarter                        5.250               2.563
     Second Quarter                       7.000               4.000
     Third Quarter                        5.563               2.313
     Fourth Quarter                       4.375               2.500


     Year Ended December 31, 1999
     ----------------------------
     First Quarter                        4.625               2.875
     Second Quarter                       4.000               2.750
     Third Quarter                        3.313               2.000
     Fourth Quarter                       3.875               1.531


     At March 15, 2000, there were approximately 40 holders of record of the Company's Class A Common Stock, 3 holders of record of the Company's Class B Common Stock and 4 holders of record of the Company's Class E-1 Common Stock and 5 holders of record of the Company's Class E-2 Common Stock. The Company believes that there are significant number of beneficial owners of its Class A Common Stock whose shares are held in "street name."

     The Company has not paid cash dividends on its Common Stock and does not anticipate that it will do so in the near future. The present policy of the Company is to retain earnings to finance the development of its operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     Certain statements concerning the Company's future cash and financing requirements, the Company's ability to raise additional capital, the Company's ability to obtain market acceptance of its aircraft, the Company's ability to obtain regulatory approval for its aircraft, and the competitive market for sales of small business aircraft and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those set forth in the forward looking statements, which statements involve risks and uncertainties, including without limitation those risks and uncertainties set forth in the Company's Registration Statement on Form SB-2 (333-12273) under the heading "Risk Factors."

                               PLAN OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

GENERAL

     The Company is a development stage enterprise organized to design, develop, manufacture and market propjet and jet aircraft intended primarily for business, corporate and government use and has been engaged principally in research and development of its proposed aircraft. At inception in January 1990, the Company acquired the assets of Aerodynamics & Structures, Inc. ("ASI"), a New Jersey corporation engaged in the design of an aircraft prototype, in exchange for 139,407 shares of Class B Common Stock, 278,815 shares of Class E-1 Common Stock, and 278,815 shares of Class E-2 Common Stock. In connection with this exchange, the Company assumed liabilities of ASI in the amount of approximately $400,000. In March 1990, the Company made application to the FAA for a Type Certificate for the JETCRUZER 450, which Certificate was ultimately granted in June 1994. The Company decided to amend the Type Certificate and is in the process of developing the JETCRUZER 500 for commercial sale, which is a modified version of the JETCRUZER 450, that the Company anticipates will not be subject to the limitations imposed by the existing Type Certificate.

     The Company has not generated any operating revenues to date and has incurred losses from its operating activities including program development costs of $5.6 million and $6.5 million in 1999 and 1998, respectively. The Company believes it will continue to experience losses until such time as it commences the sale of aircraft on a commercial scale.

     Prior to commencing commercial deliveries, the Company will need to, among other things, complete the development of the JETCRUZER 500, obtain the requisite regulatory approvals, hire additional engineering and manufacturing personnel and expand its sales and marketing efforts. The Company estimates that the cost to complete development of the JETCRUZER 500 and obtain an amendment of its FAA Type Certificate will be approximately $5,000,000. This amount includes the cost of equipment and tooling, static and flight-testing of the aircraft, and the employment of the necessary personnel to build and test the aircraft. There can be no assurances, however, that the Company's cost to complete development of the JETCRUZER 500 will not exceed $5,000,000.

     At such time, if ever, as the Company commences the commercial sale of its aircraft, the Company will derive a substantial portion of its revenues from the sale of a relatively small number of aircraft. As a result, a small reduction in the number of aircraft shipped in a quarter could have a material adverse effect on the Company's financial position and results of operations for that quarter. The Company's policy is to collect progress payments during the construction of aircraft and final payments upon the delivery of aircraft. Construction or delivery delays near the end of a particular quarter, due to, for example, shipment rescheduling, delays in the delivery of component parts or unexpected manufacturing difficulties experienced by the Company, could cause the financial results of the quarter to fall significantly below the Company's expectations and could materially and adversely affect the Company's financial position and results of operations for the quarter.

     During 2000 the Company intends to focus its efforts on the following events:

     - Passing the FAA pressurization test. One of the major differences between the JETCRUZER 500 and the JETCRUZER 450 is that the JETCRUZER 500 is pressurized. After the JETCRUZER 500 passes the pressurization test, the Company believes that the remaining tests are tests that have previously been performed on the JETCRUZER 450 and, therefore, are more likely to be successful. While there can be no assurance, the Company believes that the pressurization test can be successfully completed in the first quarter of the year 2000.

     - Completing Company high-speed cruise flight-testing to assure customers of the JETCRUZER 500's speed.

     - The commencement of JETCRUZER 500 production. Upon the successful completion of the pressurization and Company speed tests, the Company immediately will commence production of the first JETCRUZER 500 planes. The Company anticipates that production will start in lots of 4 planes per month.

     - The start of progress payment collections. As the Company starts the production process, each customer whose plane is being built will be requested to make an initial progress payment, as specified in the customer's purchase contract. The Company believes that this event will be the start of positive cash flow.

     - Obtaining Type Inspection Authorization (TIA). This event marks the end of Company flight tests and means that the FAA will test the plane, using its pilots. The Company believes that this event will occur around the middle of year 2000.

     - Obtaining an amended Type Certificate (TC) for the Jetcruzer 500 from the FAA. This means that the Company may deliver planes to its customers. The Company believes that this event will occur toward the end of year 2000.

     - Delivering the first JETCRUZER 500. With the delivery of its first plane, the Company will record its first sales revenue and cost of goods sold.

     - Obtaining a production certificate from the FAA. This will allow use of the Company's specified inspectors during the production and delivery processes of the JETCRUZER 500. This certification should quickly follow the receipt of the TC.

         The Company entered into a subscription agreement for the sale of up to $10,000,000 of 5% Cumulative Convertible Series A Preferred Stock, of which the Company received net proceeds of $4,550,000. Additionally, the Company signed a letter of intent to sell and leaseback manufacturing equipment. This transaction will generate an additional $1,000,000.

       The Company's management believes that its current working capital with the additional funding obtained in March 2000 will be sufficient to finance its plan of operations through the end of the third quarter, at which time positive cash flow from customer progress payments is expected to have commenced as well as receipt of the remaining $5,000,000 of the Preferred Stock funding will have occurred. However, there can be no assurances that the current timetable for completion of the development and certification of the aircraft will not be delayed beyond the current fiscal year. If the Company's estimates prove to be incorrect, or additional sources of financing prove to be unavailable, if needed, the Company will have to curtail its development plans.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain operating amounts and results.

                                                                                    Period from January 26, 1990
                                                         Years Ended December 31     (inception) to December 31,
                                                       ---------------------------   ---------------------------
                                                          1998                 1999                      1999
                                                       ---------------------------------------------------------
Interest and other income                               $ 1,374,000         $  433,000               $ 4,065,000
Research and development, general and
  Administrative expenses                                11,127,000          8,752,000                49,405,000
Interest expense                                            352,000            992,000                 3,345,000
Loss on disposal of assets                                   13,000                 --                   755,000

Realized Loss on sale of investments                             --             30,000                    30,000
Extraordinary Loss                                               --                 --                   942,000
                                                       ---------------------------------------------------------
Net Loss                                               ($ 10,118,000)      ($9,341,000)             ($50,412,000)
                                                       =========================================================

     The Company has not generated any revenues from operations.. The Company's losses have resulted primarily from expenditures made in connection with the research and development of the Company's proposed aircraft and general and administrative activities. During 1996 the Company incurred an extraordinary loss of $942,000, resulting from the retirement of debt at the time of its December 1996 IPO.

     Interest income consisted primarily of earnings derived from the unused proceeds of the 1999 sale and leaseback of the Company's 200,000 square foot building. Interest income aggregated $2,743,000 from inception through December 31, 1999, $927,000 and $373,000 of which was earned in 1998 and 1999, respectively.

     Research and development expenses have consisted primarily of the costs of personnel, facilities, materials and equipment required to conduct the Company's development activities. Such expenses aggregated $31,527,000 from inception through December 31, 1999. Such expenses were incurred to develop the JETCRUZER 450, to obtain a Type Certificate with respect thereto, and to begin the design of the JETCRUZER 500, and the STRATOCRUZER 1250.

     General and administrative expenses have consisted primarily of administrative salaries and benefits, rent, marketing expenses, insurance and other administrative costs. Such expenses aggregated $17,878,000 from inception through December 31, 1999, $4,658,000 and $3,186,000 of which were incurred in 1998 and 1999, respectively. General and administrative expenses have increased since 1997 primarily due to the addition of personnel and other resources needed to support increased administrative, marketing, and development activities.

     Interest expense has consisted primarily of interest expended by the Company for bank and private financing. Interest expense aggregated $3,345,000 from inception through December 31, 1999, $352,000 and $992,000 of which were incurred in 1998 and 1999, respectively.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company has incurred net losses in each year since its inception and consequently has paid no federal or state income taxes.

     At December 31, 1999, the Company has a United States federal and California state tax net operating loss carryforwards of approximately $47,900,000 and $15,200,000, respectively, which, if unused, will expire in varying amounts in the years 1999 through 2018.

     At December 31, 1999, the Company had federal and state research and development ("R&D") credit carryforwards of approximately $ 1,356,000 and $542,000, respectively. The federal R&D credit carryforwards will expire in the years 2004 through 2009. The state R&D credit carryforwards can be carried forward indefinitely. See Note 5 of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had working capital of $1,731,000 and stockholders' equity of $1,604,000. Since its inception in January 1990, the Company has experienced continuing negative cash flow from operations, which, prior to the December 1996 IPO, resulted in the Company's inability to pay certain existing liabilities in a timely manner. The Company has financed its operations through private funding of equity and debt and through the proceeds generated from its December 1996 initial public offering.

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

     The Company's management team has developed a financial plan to address its working capital requirements. The Company entered into a subscription agreement for the sale of up to $10,000,000 of 5% Cumulative Convertible Series A Preferred Stock, of which the Company received net proceeds of $4,550,000. Additionally, the Company signed a letter of intent to sell and leaseback manufacturing equipment. This transaction will generate an additional $1,000,000.

     The remaining $5,000,000 in Preferred Stock funding will not occur until certain criteria have been met, including passing the pressurization test for the fuselage structure and completion of the registration of 200% of the Common Stock underlying the convertible Preferred Stock subscription. It is anticipated that the remaining proceeds will be received in two installments; $2 million in the second quarter and the final $3 million in the third quarter, upon the commencement of production of the aircraft.

     While there is no assurance that additional financing will be available, the Company's management believes that it has developed a financial plan that, if executed successfully, will substantially improve the Company's ability to meet its working capital requirements. This financial plan includes the commencement of production and the collection of progress payments to assist with the working capital requirements. However, there can be no assurances that the current timetable for completion of the development and certification of the aircraft and commencement of production will not be delayed beyond the current fiscal year. If the Company's estimates prove to be incorrect, or additional sources of financing prove to be unavailable, if needed, the Company will have to curtail its development plans.

     In November 1998 the Company moved into its manufacturing and headquarters facility. The primary financing for this project was the Company's obligation under a loan agreement related to proceeds received from $8,500,000 in the issuance of Industrial Development Bonds (IDB) by the California Economic Development Financing Authority (the "Authority"). The Company was required to provide cash collateral to The Sumitomo Bank, Limited (the "Bank") in the amount of $8,500,000 for a stand-by letter of credit in favor of the holders of the IDBs which was to expire on August 5, 2002, if not terminated earlier by the Company or the Bank. The IDBs were retired in 1999 and the stand-by letter of credit in favor of the holders of the IDBs was terminated by the Company.

     In June, 1999, the Company sold its 200,000 square-foot building to The Abbey Company and leases it back. The purchase price of the building was $9,800,000 and the term of the lease is eighteen years plus an option to extend the lease for an additional ten years. Monthly payments under the terms of the leaseback are approximately $106,000 and will be adjusted annually, after the first year, for changes in the Consumer Price Index, not to exceed 3% per annum. The rent for periods after the eighteenth year would be at fair market rental value.

     The Company leases approximately 10 acres of land located on the Long Beach Airport in Long Beach, California. The lease commenced on January 14, 1999 and has a term of 30 years with an option to renew for an additional 10 years. The lease also contains options to lease other airport properties. An escalation clause in the lease increases the monthly rent to $7,400 beginning July 1999. The lease contains incremental increases that escalate the monthly rent to approximately $15,600 after 5 years.

     The Company had no material capital commitments at December 31, 1999, other than discussed elsewhere in this report. The Company intends to hire a number of additional employees, which will require substantial capital resources. The Company anticipates that it will hire up to 200 employees over the next twelve months, including engineers and manufacturing technicians necessary to produce its aircraft.

SEASONALITY

The Company believes its business is not seasonal.

IMPACT OF YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed it remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Amounts expensed by the Company during 1999 in connection with remediating its systems were immaterial. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


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

ITEM 7. FINANCIAL STATEMENTS.


                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                         INDEX TO FINANCIAL STATEMENTS

                                                         Page
                                                        Number
                                                        ------
     Report of Independent Auditors                       18
     Balance Sheet                                        19
     Statement of Operations                              20
     Statement of Stockholders' Equity                    21
     Statement of Cash Flows                              23
     Notes to Financial Statements                        25

To the Board of Directors
Advanced Aerodynamics & Structures, Inc.

     We have audited the accompanying balance sheet of Advanced Aerodynamics & Structures, Inc. (a development stage enterprise) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the two years then ended, and for the period from January 26, 1990 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Aerodynamics & Structures, Inc., at December 31, 1999, and the results of its operations and its cash flows for each of the two years then ended and the period from January 26, 1990 (inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming Advanced Aerodynamics & Structures, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring losses and its working capital at December 31, 1999 has been substantially depleted. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                     Ernst & Young LLP


Long Beach, California
March 6, 2000

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEET

                                                                                       December 31,1999
                                                                                       ----------------
                                                ASSETS
Current Assets:
  Cash and cash equivalents                                                               $    498,000
  Short term investments                                                                     2,328,000
  Prepaid expenses and other current assets                                                     76,000
                                                                                          ------------
          Total current assets                                                               2,902,000

Property, Plant and equipment, net                                                          11,035,000
Other assets                                                                                   194,000
                                                                                          ------------
          Total assets                                                                    $ 14,131,000
                                                                                          ============
                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                        $    391,000
  Capital lease obligation, current portion                                                    241,000
  Other accrued liabilities                                                                    539,000
                                                                                          ------------
          Total current liabilities                                                          1,171,000

Capital lease obligation, long term                                                          9,629,000
Deferred revenue                                                                             1,727,000
Stockholders' equity
  Preferred Stock, par value $.0001 per share; 5,000,000 shares authorized; no                      --
     shares issued and outstanding
  Class A common, par value $.0001 per share; 60,000,000 shares authorized;                      1,000
     6,999,676 shares issued and outstanding
  Class B Common Stock, par value $.0001 per share; 10,000,000 shares authorized;                   --
     1,900,324 shares issued and outstanding
  Class E-1 Common Stock; par value $.0001 per share; 4,000,000 shares                              --
     authorized; 4,000,000 shares issued and outstanding
  Class E-2 Common Stock; par value $.0001 per share; 4,000,000 shares                              --
     authorized; 4,000,000 shares issued and outstanding

Warrants to purchase common stock                                                                   --
          Public Warrants                                                                      473,000
          Class A Warrants                                                                  11,290,000
          Class B Warrants                                                                   4,632,000
Additional paid-in capital                                                                  35,652,000
Accumulated other comprehensive loss                                                           (32,000)
                                                                                          ------------
Deficit accumulated during the development stage                                           (50,412,000)
                                                                                          ------------
     Total stockholders' equity                                                              1,604,000
                                                                                          ------------
Total liabilities and stockholders' equity                                                $ 14,131,000
                                                                                          ============

                 See accompanying notes to financial statements

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF OPERATIONS

                                                                                              Period from
                                                                                               January 26,
                                                                                                  1990
                                                                         Year Ended           (inception) to
                                                                        December 31,           December 31,
                                                                 ---------------------------
                                                                     1998           1999            1999
                                                                 ---------------------------    ------------
Interest income                                                  $    927,000    $   373,000    $  2,743,000
Other income                                                          447,000         60,000       1,322,000
                                                                                                ------------
                                                                    1,374,000        433,000       4,065,000
Cost and expenses:
Research and development costs                                      6,469,000      5,566,000      30,766,000
General and administrative expenses                                 4,658,000      3,186,000      17,878,000
Loss on disposal of assets                                             13,000              -         755,000
Realized loss on sale of investments                                        -         30,000          30,000
Interest expense                                                      352,000        992,000       3,345,000
In-process research and development acquired                               --             --         761,000
                                                                 ---------------------------    ------------
                                                                   11,492,000      9,774,000      53,535,000
                                                                 ---------------------------    ------------
Loss before extraordinary item                                    (10,118,000)    (9,341,000)    (49,470,000)
Extraordinary loss on retirement of Bridge Notes                           --             --        (942,000)
                                                                                                ------------
Net loss                                                         $(10,118,000)   $(9,341,000)   $(50,412,000)
                                                                 ===========================    ============
Net loss per share                                               $      (1.14)   $     (1.05)
                                                                 ===========================
Weighted average number of shares outstanding                       8,900,000      8,900,000
                                                                 ===========================


                See accompanying notes to financial statements.

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                       Statement of Stockholders' Equity


                                        Preferred Stock             Class A                Class B             Class E-1

                                        Shares     Amount      Shares     Amount       Shares    Amount      Shares     Amount
Common stock issued                                $   --                $    --       418,094   $   --      836,189    $   --
Common stock issued in exchange
 for in-process research and
 development                                                                           201,494       --      402,988        --
Imputed interest on advances
 from stockholder
Conversion of stockholder
 advances                                                                              598,011       --    1,196,021        --
Conversion of officer loans                                                            187,118       --      374,236        --
Stock issued in consideration
 for services in 1994, 1995,
 and 1996                                                                              595,283       --    1,190,566        --
Imputed interest on advances
 from stockholder
Net proceeds from initial
 public offering of Units                                     6,000,000    1,000
Net proceeds from exercise of
 over- allotment option                                         900,000       --
Warrants issued in connection
 with issuance of Bridge Notes
Net loss from inception to
 December 31, 1996
-------------------------------         ------     ------     ---------  -------     ---------   ------    ---------    ------
Balance at December 31, 1996                --         --     6,900,000    1,000     2,000,000       --    4,000,000        --
Adjustment to proceeds from
 initial public offering and
 exercise of overallotment
 option
Net Loss
-------------------------------         ------     ------     ---------  -------     ---------   ------    ---------    ------
Balance at December 31, 1997                --                6,900,000    1,000     2,000,000       --    4,000,000        --
Conversion of Class B to A
 Common Stock                                                    99,676                (99,676)
Net Loss
-------------------------------         ------     ------     ---------  -------     ---------   ------    ---------    ------
Balance at December 31, 1998                --     $   --     6,999,676  $ 1,000     1,900,324       --    4,000,000        --
  Net Loss
Unrealized loss on investments
Comprehensive Loss
-------------------------------         ------     ------     ---------  -------     ---------   ------    ---------    ------
Balance at December 31, 1999                --     $   --     6,999,676  $ 1,000     1,900,324       --    4,000,000        --
===============================         ======     ======     =========  =======     =========   ======    =========    ======

                                                                                                                       Accumulated
                                            Common Stock                                                Additional        Other
                                             Class E-2          Public      Class A       Class B        Paid-In      Comprehensive
                                         Shares      Amount    Warrants     Warrants      Warrants       Capital         Losses
Common stock issued                      836,189     $   --   $     --    $        --    $       --     $ 7,500,000    $     --
Common stock issued in exchange
 for in-process research and
 development                             402,988         --                                                 361,000
Imputed interest on advances
 from stockholder                                                                                           799,000
Conversion of stockholder
 advances                              1,196,021         --                                              10,728,000
Conversion of officer loans              374,236         --                                                 336,000
Stock issued in consideration
 for services in 1994, 1995,
 and 1996                              1,190,566         --                                               1,507,000
Imputed interest on advances
 from stockholder                                                                                            11,000
Net proceeds from initial
 public offering of Units                                                   9,583,000     4,166,000      12,566,000
Net proceeds from exercise of
 over- allotment option                                                     1,707,000       466,000       1,922,000
Warrants issued in connection
 with issuance of Bridge Notes                                 473,000
Net loss from inception to
 December 31, 1996
-------------------------------        ---------     ------   --------    -----------    ----------     -----------    --------
Balance at December 31, 1996           4,000,000         --    473,000     11,290,000     4,632,000      35,730,000          --
Adjustment to proceeds from
 initial public offering and
 exercise of overallotment
 option                                                                                                     (78,000)
Net Loss
-------------------------------        ---------     ------   --------    -----------    ----------     -----------    --------
Balance at December 31, 1997           4,000,000         --    473,000     11,290,000     4,632,000      35,652,000          --
Conversion of Class B to A
 Common Stock
Net Loss
-------------------------------        ---------     ------   --------    -----------    ----------     -----------    --------
Balance at December 31, 1998           4,000,000         --    473,000     11,290,000     4,632,000      35,652,000          --
  Net Loss
Unrealized loss on investments                                                                                          (32,000)
Comprehensive Loss
-------------------------------        ---------     ------   --------    -----------    ----------     -----------    --------
Balance at December 31, 1999           4,000,000         --   $473,000    $11,290,000    $4,632,000     $35,652,000    $(32,000)
===============================        =========     ======   ========    ===========    ==========     ===========    ========

                                     Deficit Accumulated
                                         During the
                                      Development Stage            Total
Common stock issued                        $         --         $  7,500,000
Common stock issued in exchange
 for in-process research and
 development                                                         361,000
Imputed interest on advances
 from stockholder                                                    799,000
Conversion of stockholder
 advances                                                         10,728,000
Conversion of officer loans                                          336,000
Stock issued in consideration
 for services in 1994, 1995,
 and 1996                                                          1,507,000
Imputed interest on advances
 from stockholder                                                     11,000
Net proceeds from initial
 public offering of Units                                         26,316,000
Net proceeds from exercise of
 over- allotment option                                            4,095,000
Warrants issued in connection
 with issuance of Bridge Notes                                       473,000
Net loss from inception to
 December 31, 1996                           24,328,000           24,328,000
-------------------------------            ------------         ------------
Balance at December 31, 1996                (24,328,000)          27,798,000
Adjustment to proceeds from
 initial public offering and
 exercise of overallotment
 option                                                              (78,000)
Net Loss                                     (6,625,000)          (6,625,000)
-------------------------------            ------------         ------------
Balance at December 31, 1997                (30,953,000)          21,095,000
Conversion of Class B to A
 Common Stock
Net Loss                                    (10,118,000)         (10,118,000)
-------------------------------            ------------         ------------
Balance at December 31, 1998                (41,072,000)          10,977,000
  Net Loss                                   (9,341,000)          (9,341,000)
Unrealized loss on investments                                       (32,000)
                                                                ------------
Comprehensive Loss                                                (9,373,000)
-------------------------------            ------------         ------------
Balance at December 31, 1999               $(50,412,000)        $  1,604,000
============================================================================

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF CASH FLOWS

                                                                                                                      PERIOD FROM
                                                                                                                      JANUARY 26
                                                                                                                         1990
                                                                                                                      (INCEPTION)
                                                                                                                     TO DECEMBER 31,
                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    ------------------------------------------------
                                                                                         1998             1999              1999
                                                                                    ------------------------------------------------
OPERATING ACTIVITIES:
 Net loss                                                                           $(10,118,000)    $ (9,341,000)     $(50,412,000)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Noncash stock compensation expense                                                           -                -         1,207,000
  Noncash interest expense                                                                     -                -           336,000
  Cost of in-process research and development acquired                                         -                -           761,000
  Imputed interest on advances from stockholder                                                                             810,000
  Interest income from restricted cash invested                                         (328,000)         (10,000)         (474,000)
  Extraordinary loss on retirement of Bridge Notes                                             -                -           942,000
  Depreciation and amortization                                                          440,000          985,000         3,625,000
  Loss on disposal of assets                                                              13,000                            755,000
  Realized Loss on sale of investments                                                                     30,000            30,000
  Changes in operating assets and liabilities:
    Increase in prepaid expenses and other current assets                                344,000           12,000            97,000
    Increase (decrease) in other assets                                                  230,000           (7,000)         (194,000)
   Decrease in accounts payable                                                         (272,000)      (1,260,000)         (997,000)
    Increase (decrease) in accrued liabilities                                         1,996,000         (515,000)        1,646,000
    Increase in deferred revenue                                                         910,000          150,000         1,490,000
                                                                                    -----------------------------------------------
Net cash used in operating activities                                                 (6,785,000)      (9,956,000)      (40,378,000)
INVESTING ACTIVITIES:
 Increase in construction in progress                                                          -                -          (446,000)
 Proceeds from insurance claims upon loss of aircraft                                          -                -            30,000
 Proceeds from sales of assets                                                                 -        9,800,000         9,803,000
 Capital expenditures                                                                 (1,081,000)        (111,000)       (5,843,000)
 Purchase of certificate of deposit                                                   (1,049,000)               -        (1,061,000)
 Proceeds from redemption of certificate of deposit                                    1,061,000                -         1,061,000
 Purchase of investments                                                              (3,021,000)     (22,062,000)      (33,720,000)
 Proceeds from maturities of investments in bonds                                              -          828,000           828,000
 Proceeds from sale of investments                                                     6,706,000       19,672,000        30,502,000
 Restricted cash from long term debt                                                           -                -        (8,500,000)
 Decrease in restricted cash                                                                   -          405,000           405,000
                                                                                    -----------------------------------------------
Net cash provided by (used in) investing activities                                    3,665,000        8,532,000        (6,941,000)

FINANCING ACTIVITIES:
 Adjustment to net proceeds from initial public offering and exercise of
  over allotment option                                                                                                     (78,000)
 Proceeds from long term debt                                                                  -       (8,500,000)                -
 Restricted cash collateral for long term debt                                                 -        8,500,000                 -
 Advances from stockholder                                                                     -                -        10,728,000
 Proceeds from issuance of common stock prior to initial public offering                       -                -         7,500,000
 Net proceeds from initial public offering and exercise of over-allotment option               -                -        30,411,000
 Net proceeds from bridge financing                                                            -                -         6,195,000
 Net proceeds from loans from officers                                                         -                -           336,000

 Payments on capital lease obligations                                                    (4,000)        (231,000)         (275,000)
 Repayment of bridge financing                                                                 -                -        (7,000,000)
                                                                                     ----------------------------------------------
Net cash (used in) provided by financing activities                                       (4,000)        (231,000)       47,817,000
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (3,124,000)      (1,655,000)        2,153,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       5,277,000        2,153,000                 -
                                                                                    -----------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  2,153,000     $    498,000      $    498,000
                                                                                    ===============================================
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                                                             $    316,000     $    805,000      $  1,976,000
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Stockholder advances converted to common stock                                                                        $ 10,728,000

 Loans from officer converted to common stock                                                                          $     36,000
 Common stock issued for noncash consideration and compensation                                                        $  1,507,000
 Liabilities assumed from ASI                                                                                          $    400,000
 Common stock issued for in-process research and development acquired                                                  $    361,000
 Equipment acquired under capital leases                                                             $  9,854,000      $  9,894,000
 Deposit surrendered as payment for rents due                                                                          $     80,000
 Construction in progress acquired with restricted cash                             $  7,845,000     $    287,000      $  8,578,000

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

1. THE COMPANY

   Advanced Aerodynamics & Structures, Inc. (the "Company" or "AASI") was incorporated in California on January 26, 1990. In July 1996, the Company reincorporated by merging into a newly formed corporation in Delaware. The Company is in the development stage of designing a multi-purpose light aircraft. The present design of the aircraft is based on Pratt & Whitney-designed engines. Since its inception, the Company has been engaged primarily in research and development of its proposed aircraft the JETCRUZER 500, for commercial sale. The Company is in the process of obtaining its Federal Aviation Administration ("FAA") Type Certificate for technical revisions to its aircraft for commercial sale.

   During 1996 the Company successfully completed its initial public offering of 6,900,000 units, including the exercise of the overallotment option. Each unit sold is composed on one share of Class A common stock one class A warrant and one class B warrant. The net proceeds of the offering of $30,411,000 were used to finance the continued development, manufacture and marketing of its product to achieve commercial viability.

2. FINANCIAL RESULTS AND LIQUIDITY

   The Company is currently in the process of developing their product and obtaining appropriate certification from the Federal Aviation Administration. To date, the Company has generated no sales revenue and none is projected until the Company can begin commercial production of their product and. the certification process is complete Prior to commencing commercial sales, the Company will need to, among other things, complete the development of the JETCRUZER 500 and obtain the requisite regulatory approvals. The Company incurred program development costs to date of approximately $30,000,000 and has recorded a cumulative net loss of $50,412,000. Based upon the Company's current development spending levels, current working capital is insufficient to meet the Company's needs over the current year.

   The Company's management team has been developing a financial plan to address its working capital requirements. As discussed in Note 4, the Company entered into a subscription agreement for the sale of up to $10,000,000 of 5% Cumulative Convertible Series A Preferred Stock, of which the Company received net proceeds of $4,550,000. Additionally, The Company signed a letter of intent to sell and leaseback manufacturing equipment. This transaction will generate an additional $1,000,000.

   Going forward, however, significant amounts of additional cash will be needed to continue the Company's development activities and ultimately production. The remaining $5,000,000 in Preferred Stock funding will not occur until certain criteria have been met, including passing the pressurization test for the fuselage structure and completion of the registration of 200% of the Common Stock underlying the Convertible Preferred Stock. It is anticipated that the remaining proceeds will be received in two installments; $2 million in the second quarter and the final $3 million in the third quarter. Additionally, the commencement of production and the collection of progress payments starting in the third quarter is imperative to the success of managements' financial plan to meet its working capital requirements.
   There can be no assurances that the current timetable for completion of the development and certification of the aircraft will not be delayed beyond the current fiscal year.

   While there is no assurance that additional financing will be available, the Company's management believes that it has developed a financial plan that, if executed successfully, will substantially improve the Company's ability to meet its working capital requirements and ultimate production.

   The Company's Independent Auditors have included a "going concern" emphasis paragraph in their audit report accompanying the 1999 financial statements. The paragraph states that the recurring losses and working capital depletion of Advanced Aerodynamics & Structures, Inc. raises substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A Development Stage Enterprise)

                   NOTES TO FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   RESEARCH AND DEVELOPMENT COSTS

   All costs incurred in the design, testing, and certification of aircraft being developed by the Company (including cost of in-process research and development acquired) are expensed as incurred.

   PREOPERATING COSTS

   Preoperating costs are expensed as incurred.

   ADVERTISING EXPENSE

   Advertising costs are expensed as incurred. Advertising expense was $97,000 and $75,000 for the years ended December 31, 1999 and 1998, respectively.

   CASH EQUIVALENTS

   Cash equivalents represent short-term, highly liquid instruments that have original maturities of three months or less and are readily convertible to cash. Such investments consist primarily of a money market account, short term government funds, and short term commercial paper. The cost of such investments approximates fair value at December 31, 1999.

   CONCENTRATION OF CREDIT RISK

   Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and short term investments. The Company maintains its financial instruments with major financial institutions. At times, cash balances held by financial institutions were in excess of federal limits. The Company by policy, limits the amount of credit exposure to anyone financial institution, and does not consider itself to have any significant concentrations of credit risk.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   The fair value of substantially all financial instruments of the Company approximates their carrying value in the aggregate due to their short-term maturity and/or prevailing market interest rates.

   SHORT TERM INVESTMENTS
   The Company's investment strategies consider safety of principal, availability of funds and maximum return on investment.

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

   Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as "available for sale" and are reported at their fair market value as determined by the quoted market price. During the year ended December 31, 1999, the Company incurred $32,000 in gross unrealized losses on debt securities classified as "available for sale", which has been reported as comprehensive loss in the statement of shareholders' equity. The tax effect of these losses is immaterial to the financial statements.

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A Development Stage Enterprise)

                   NOTES TO FINANCIAL STATEMENTS (Continued)

   PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 5-10 years for machinery and equipment, 3-5 years for office furniture and equipment and 18 years for the building acquired under a capital lease. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Included in depreciation expense is the amortization of assets acquired under capital leases.

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

   STOCK BASED COMPENSATION

   The Company grants stock options with an exercise price equal to at least the fair value of the stock at the date of grant as determined by the Board of Directors.

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock based compensation plans which is an inhinsic value based method. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   ACCOUNTING  ESTIMATES

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

   ACCOUNTING PRONOUNCEMENTS

   In the current year, the Company adopted the provisions of Statement of Position (SOP) 98-1, Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use. SOP 98-1 requires the capitalization and amortization of qualified computer software for internal use. There has been no impact to the Company's earnings or financial position due to adoption of SOP 98-1.

   In April 1999, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which is effective for fiscal years beginning after December 15, 1999. SOP 98-5 provides guidance on the financial reporting of start-up cost and organization costs and require such costs to be expensed as incurred. Management believes that the adoption of SOP 98-5 will not have a material effect on the Company's financial statements.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities ."As amended, SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The effective date of the pronouncement was delayed to fiscal years beginning after June
   18, 2000 and is effective for interim periods in the year of adoption.   The
   statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Management believes that the adoption of SFAS No. 133 will not have

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A Development Stage Enterprise)

                   NOTES TO FINANCIAL STATEMENTS (Continued)


   a material effect on the Company's financial statements, because the Company does not have any derivative instruments as of December 31, 1999.

4. PREFERRED STOCK SUBSCRIPTION

   On March 6, 2000, the Company received $4,550,000 in net proceeds related to an agreement to issue up to 100,000 shares of 5% Cumulative Convertible Series A Preferred Stock with a par value of $.0001 for the aggregated purchase price of $10 million and Common Stock Purchase Warrants to purchase Class A Common Stock at an above market price. For consideration received in the initial funding, the Company issued 50,000 shares of Preferred stock and 650,000 Warrants and paid $450,000 in commissions and legal fees. Additionally, as consideration for the transaction a Special Warrant to purchase up to 25,000 shares Class A Common Stock was issued. The remaining $5,000,000 in funding will not occur until certain criteria have been met, including passing the pressurization test for the fuselage structure and completion of the registration of 200% of the Common Stock underlying the Convertible Preferred Stock. Terms for the Special Warrant are similar to the terms of the Warrants issued with the Preferred Stock.

   Holders of the Preferred Stock are entitled to receive cash dividends, payable quarterly and have preferential liquidation rights above all other issuances of common stock for an amount equal to the stated value. The Preferred stock and unpaid dividends are convertible into shares of Common stock equal to an amount determined by the market value at the date of close of the common stock, adjusted for changes in the market price prior to the conversion. The Preferred stockholders do not have voting rights. The Warrants are callable in installments after the registration is effective. The Company has reserved 4,000,000 of its Class A Common Stock for the conversion of the Preferred Stock.

5. PROPERTY, PLANT AND EQUIPMENT

   Property and equipment consist of the following:


       Building                                               $ 9,800,000
       Office furniture and equipment                           1,158,000
       Machinery and equipment                                  2,756,000
                                                              -----------
       Gross property and equipment                            13,714,000
       Accumulated depreciation and amortization               (2,679,000)
                                                              -----------
       Property, Plant, and equipment                         $11,035,000
                                                              ===========

   As described in note 13, the building is held under a capital lease. In addition, included in office furniture and equipment and machinery and equipment are assets acquired under capital leases in the amount of $272,000 and $33,000 respectively.

6  INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statements purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1999 are as follows:

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A Development Stage Enterprise)

                   NOTES TO FINANCIAL STATEMENTS (Continued)


        Deferred tax assets:

        Federal net operating loss                           $ 15,901,000
        State net operating loss                                1,411,000
        Research & development credits                          1,898,000
        Other                                                      90,000
                                                             ------------
        Total deferred tax assets                              19,300,000

        Deferred tax liabilities:
        Tax over book depreciation                               (105,000)
                                                             ------------
        Total net deferred tax assets                          19,195,000
        Valuation allowance                                   (19,195 000)
                                                             ------------
                                                              $        -0-
                                                             ============

   At December 31, 1999, the Company had U.S. Federal and California state net operating loss ("NOL") carryforwards of approximately $47,900,000 and $15,200,000, respectively, Federal NOLs could, if unused, expire in varying amounts in the years 2006 through 2018. California NOLs, if unused, could expire in varying amounts from 2000 through 2004.

   At December 31, 1999, the Company had Federal and California research and development ("R&D") credit carryforwards of approximately $1,356,000 and $542,000, respectively. The Federal R&D credit carryforwards will expire in the years 2004 through 2009. The California R&D credit carryforwards can be carried forward indefinitely.

   The provision for income taxes is as follows:

                                                 December 31,     December 31,
                                                    1998             1999
                                                    ----             ----
          Deferred:

           Federal                                (3,380,000)     $(3,505,000)

           State                                    (378,000)        (444,000)
                                                  ----------      -----------

           Total deferred                         (3,758,000)      (3,949,000)

          Increase in valuation allowance          3,758,000       3,949,0000
                                                  ----------      -----------
                                                  $       --      $        --
                                                  ==========      ===========

   Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation if a change in the Company's ownership should occur as defined by Section 382 and Section 383 of the Internal Revenue Code.

   As a result of the Company's operating losses, no income tax provision has been recorded in 1998 and 1999.

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A Development Stage Enterprise)

                   NOTES TO FINANCIAL STATEMENTS (Continued)

7  INVESTMENTS

   At December 31, 1999 the following marketable securities were classified as available for sale:

                                            Amortized        Gross
                                             Cost or       Unrealized       Fair
                                              Cost          Losses          Value
                                            ----------------------------------------
          Money Market Funds                   52,000              -          52,000
          US Government                       433,000         (2,000)        431,000
          Corporate Bonds                     707,000         (9,000)        698,000
          Mortgage-backed securities        1,167,000        (21,000)      1,146,000
                                            ----------------------------------------
          Total Marketable Securities       2,359,000        (32,000)      2,327,000
                                            ========================================

     The contractual maturities of debt securities at December 31, 1999 are as follows:

                                                      Amortized        Fair
                                                         Cost          Value
                                                    --------------------------
               Due in one year or less                  205,000        205,000
               Due after one through five years       1,455,000      1,437,000
               Due five through 10 years                116,000        113,000
               Due after 10 years                       531,000        520,000
                                                    --------------------------
                                                      2,307,000      2,275,000
                                                    ==========================

8.   RELATED PARTY TRANSACTIONS

     In 1995 and through August 1996, an officer of the Company made loans to the Company in the aggregate principal amount of $562,000 bearing interest at 12% per annum. In May 1996, $336,000 of such loans were converted into 187,118 shares of Class B Common Stock and 374,236 shares each of Class E-1 and Class E-2 Common Stock. The remaining $226,000 principal amount of these loans, together with accrued interest of $36,000, was repaid with the proceeds of bridge notes.

     On December 23, 1993, the Company entered into an agreement with a stockholder to convert advances from such stockholder aggregating $10,478,000 at that date into 584,074 shares of Class B Common Stock, and 1,168,148 shares each of Class E-1 and Class E-2 Common Stock. The Company issued these shares in June 1996. Interest expense was not recorded on these advances subsequent to December 23, 1993 due to the intent to convert the advances into stockholders' equity. In 1994, the stockholder provided additional advances aggregating $250,000, which were converted into 13,937 shares of Class B Common Stock and 27,873 shares each of Class E-1 and Class E-2 Common Stock in June 1996. Based on prevailing market rates, imputed interest of $11,000 in 1996, and $810,000 for the period from January 26, 1990 (inception) to December 31, 1996 on the advances was charged to expense and credited to additional paid-in capital.

     In May 1996, the Company entered into an employment agreement with the Company's President, which extends to April 30, 2004 and provides for an annual salary of $200,000. If the employment agreement is terminated by the Company without cause, the President may be entitled to receive up to eighteen months' salary as severance payment. In consideration of the termination of a previous employment agreement the Company issued 577,823, 1,155,647 and 1,155,647 shares of Class B, Class E-1 and Class E-2 common stock, respectively, to the Company's President.

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

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A Development Stage Enterprise)

                   NOTES TO FINANCIAL STATEMENTS (Continued)

9.   COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At December 31, 1999, the Company is not a party to any action which would have a material impact on its, financial condition, operations, or cash flows.

     The Company leases approximately 10 acres of land located on the Long Beach Airport in Long Beach, California. The lease commenced on January 14, 1998 and has a term of 30 years with an option to renew for an additional 10 year term. The lease also contains options to lease other airport properties. The current monthly rent under the lease is $7,400. The lease contains incremental increases which escalate the monthly rent to approximately $15,600 after 5 years. The aggregate minimum payments under the lease have been included in the table below.

     In addition, as described in Note 13; in May 1999 the Company entered into an agreement with a third party to sell its manufacturing and administrative facility and lease it back under a capital lease. The lease term is for 18 years plus an option to extend the lease for an additional 10 years. Monthly payments under this lease are approximately $106,000 and will be adjusted annually, after the first year, for changes in the Consumer Price Index, subject to a maximum of 3%.

     Future minimum lease payments applicable to non-cancelable operating leases and capital leases as of December 31, 1999, are as follows:

                                                                         CAPITAL            OPERATING
                                                                          LEASES              LEASES
                                                                       ------------------------------

               2000                                                      1,359,000             94,000

               2001                                                      1,359,000            115,000

               2002                                                      1,353,000            189,000

               2003                                                      1,345,000            190,000

               2004                                                      1,277,000            190,000

               Thereafter                                               15,796,000          4,321,000
                                                                       -----------        ----------
               Net future minimum lease payments                        22,489,000         $5,099,000
                                                                       -----------        ==========
                                                                        12,619,000
               Amount representing interest                            -----------
                                                                       $ 9,870,000
               Present value of minimum lease payments                 ===========

     The Company incurred rent expense of $175,000 and $383,000, and for the years ended December 31, 1999 and 1998, respectively.

10.  STOCKHOLDERS' EQUITY

     Upon formation of AASI, an aircraft prototype and related proprietary technology were contributed by Aerodynamics and Structures, Inc. ("ASI") in exchange for 2,500,764 AASI common shares with a fair value of $250,000. In connection with this exchange, the Company also assumed ASI's liabilities of approximately $400,000. Three other individuals contributed technical information in exchange for 1,113,740 AASI common shares with a fair value of $111,000. Such technology and prototype acquired were immediately expensed as in- process research and development. Finally, certain investors contributed $7,500,000 in cash in exchange for 7,500,000 shares of convertible preferred stock of AASI. ASI was subsequently liquidated and its sole asset, investment in AASI common shares, was distributed to ASI's stockholders. Upon reincorporation of the Company, the Company's aforementioned common and preferred shares were converted into approximately 619,588, 1,239,177 and 1,239,177 shares, respectively, of Class B, Class E-1 and Class E-2 Common Stock.

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

                   NOTES TO FINANCIAL STATEMENTS (Continued)

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

     All shares of Class E-1 and Class E-2 Common Stock ("Performance Shares") are not transferable or assignable and may be converted into shares of Class B Common Stock in the event income before provision for income taxes, exclusive of any extraordinary earnings or losses, reaches certain targets over the next seven years, or if the market price of the Class A Common Stock reaches specified levels over the next three years. With respect to targeted earnings, Class E-1 Common Stock shares may be converted if pretax income $28.5 million in 2000, $36.0 million in 2001, $45.00 million in 2002 and $56.0 million in 2003. Class E-2 Common Stock shares may be converted if pretax income exceeds, $35.6million in 2000, $45.0 million in 2001, $563 million in 2002 or $69.5 million in 2003. With respect to market price levels, the Class E-1 Common Stock shares may be converted if, commencing 18 months after December 3, 1996 and ending 36 months thereafter, the bid price of the Company's Class A Common Stock averages $18.50 per share for 30 consecutive business days. Class E-2 Common Stock shares may be converted if commencing 18 months after December 3, 1996 and ending 36 months thereafter, the bid price of the Company's Class A Common Stock averages in excess of $23.00 for 30 consecutive business days. All Performance Shares that have not been converted by March 31, 2004 may be redeemed by the Company for $.01 per share. For accounting purposes, the Performance Shares are treated in a manner similar to a variable stock option award. As a consequence, a compensation charge will be recorded in an amount equal to the then fair value of any Performance Shares that are ultimately converted into Class B Common Stock.

     Upon the closing of the Initial Public Offering, the Company granted to the Underwriter Unit Purchase Option to purchase up to 600,000 Units. The Units issuable upon exercise of the Unit Purchase Option will, when so issued, be identical to the Units. The Unit Purchase Option cannot be transferred, sold, assigned or hypothecated for three years, except to any officer of the Underwriter or member of the selling group or their officers. The Unit Purchase Option is exercisable during the two-year period commencing three years from December 6, 1996 at an exercise price of $6.50 per Unit (130% of the initial public offering price) subject to adjustment under certain circumstances. The holders of the Unit Purchase Option have certain demand and piggyback registration rights.

     The Company has reserved approximately 39,400,000 shares of Class A Common Stock for future issuance for the following conversions: 1,900,000 shares issuable upon the conversion of Class B common stock currently outstanding; 8,000,000 shares issuable upon the conversion of Class B common stock should the 4,000,000 shares of Class E-1 and E-2 common stock, respectively be converted into shares of Class B common stock; 27,700,000 shares issuable upon the exercise of purchase warrants; and 1,800,000 shares issuable upon the exercise of a 600,000 unit purchase option by the Company's underwriter. In addition, the Company has reserved 8,000,000 shares of Class B common stock for future issuance upon the conversion of 4,000,000 shares of Class E-1 and E-2 common stock respectively.

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A Development Stage Enterprise)

                   NOTES TO FINANCIAL STATEMENTS (Continued)

11.  WARRANTS

     The Class A Warrants entitle the holder to purchase one share of Class A Common Stock and one Class B Warrant. Each Class B Warrant entitles the holder to purchase one share of Class A Common Stock. Class A Warrants and Class B Warrants may be exercised at an exercise price of $6.50 and $8.75, respectively, at anytime until December 3, 2001. Currently Class A Warrants are subject to redemption by the Company, upon 30 days written notice, at a price of $.05 per Warrant, if the average closing bid price of the Class A Common Stock for any 30 consecutive trading days ending within 15 days of the date on which the notice of redemption is given shall have exceeded $12.00 per share. Currently Class B Warrants are subject to redemption by the Company upon 30 days written notice, at a price of $.05 per Warrant, if the average closing bid price of the Class A Common Stock for any 30 consecutive trading days ending within 15 days of the date on which the notice of redemption

     Upon closing of the public offering previously issued bridge warrants were converted into one Class A Warrant ("Public Warrant") which is identical in all respects to the Class A Warrant. The fair value of the Bridge Warrants ($473,000), together with the cost of issuance (approximately $805,000), has been treated as additional interest expense over the term of the Bridge Notes.

12.  STOCK OPTIONS

     In July 1996, the Company's Board of Directors approved the Stock Option Plan (the "Plan"). The Plan provides for the grant of incentive and non-qualified stock options to certain employees, officers, directors, consultants, and agents of the Company. In March 1998, the Board of Directors amended the Plan by authorizing the Company the ability to grant additional options for up to 500,000 shares of Class A Common Stock. Under the Plan, the Company may grant options with respect to a total of 1,000,000 shares of the Class A Common Stock. The options are to be granted at not less than fair market value, vest in equal annual installments over five years and may be exercised for a period of one to ten years as determined by the Board of Directors.

     Had the Company accounted for stock options granted in 1998 and 1999 using the fair value method at the date of grant as prescribed by Statement of financial Accounting Standards No. 123, additional compensation expense would have been recorded and the pro form effects would have been as follows:

                                                            Years Ended December 31,
                                                             ----------------------

                                                           1998                1999
                                                           ----                ----
             Pro forma net loss                     $  (10,356,000)           $ (9,712,000)
             Pro forma net loss per share:          $        (1.16)           $      (1.09)

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.02% and 6.81% for 1998 and 1999, respectively; dividend yields of 0% for 1998 and 1999; volatility factors of the expected market price of the Company's common stock of .878 and .863 for 1998 and 1999, respectively; and a weighted average expected life of the option of 10 years for both 1998 and 1999, respectively.

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A Development Stage Enterprise)

                   NOTES TO FINANCIAL STATEMENTS (Continued)

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

     The weighted average fair value of options granted during 1998 and 1999 was $.73 and $2.22, per option, respectively. The weighted average exercise price for 1997 and 1999 was $5.00. The weighted average remaining contractual life of options outstanding is 8.75 years and 8.06 years for 1998 and 1999, respectively.

     At December 31, 1999, options to purchase 175,000 shares of Class A Common Stock were available for future grants and 588,000 shares of Class A Common Stock were reserved for the exercise of options. Transactions under the Plan during the year ended December 31, 1998 and 1999 are summarized as follows:

                                                                                    WEIGHTED
                                                                                AVERAGE EXERCISE
                                                              SHARES                  PRICE
                                                             -------                  -----
               Outstanding at December 31, 1997                  420,000              $5.00
                  Granted                                        268,000              $5.00
                  Exercised                                           --                 --
                  Canceled                                       (95,000)             $5.00
                Outstanding at December 31, 1998                 593,000              $5.00
                  Granted                                        132,000              $5.00
                  Exercised                                           --                 --
                  Canceled                                      (137,000)             $5.00
                Outstanding at December 31, 1999                 588,000              $5.00

     As of December 31, 1998 and 1999 87,000 and 185,800 options, respectively, were exercisable at a weighted average exercise price of $5.00 per option.

13.  INDUSTRIAL DEVELOPMENT BONDS

     On August 5, 1997, the Company entered into a loan agreement in connection with industrial development bonds (IDB) issued by the California Economic Development financing Authority. The Company has established in the trustee's favor a bank letter of credit for the principle amount of $8,500,000 plus 45 days accrued interest on the bonds, which is secured by $8,500,000 of Company restricted cash. The bonds mature August 1, 2027 at which time all outstanding amounts become due and payable. The Company has used the proceeds for the IDBs to finance the construction and installation of the 200,000 square foot manufacturing facility and related manufacturing equipment which the Company moved into on November 16, 1998. On June 1, 1999, the Company retired all the industrial development bonds using the restricted cash previously held as security for the IDB.

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A Development Stage Enterprise)

                   NOTES TO FINANCIAL STATEMENTS (Continued)

14.  SALE AND LEASEBACK TRANSACTION

     Pursuant to an Agreement dated May 19, 1999, the Company sold to AP-Long Beach Airport LLC its leasehold interest in real property located at 3205 Lakewood Boulevard, Long Beach, California, together with the manufacturing hangar facility (approximately 205,000 square feet) and finished office space (approximately 22,000 square feet) owned by the company (collectively, the "Property". The cash sales price was $9,800,000.

     As part of this transaction, the Company and AP-Long Beach Airport LLC entered into an agreement to sublease the land to the Company subject to the terms at the original land lease agreement which was assigned to AP Long Beach Airport LLC, and lease the manufacturing hangar facility and finished office space to the Company for term of 18 years. The $246,000 deferred gain on the sale of the facility is being amortized over the 18 year lease term.

15.  BENEFIT PLAN

     The Company has a 401(k) savings plan and a profit sharing plan, covering substantially all full time employees. The Company may make discretionary contributions, under the profit sharing plan, as authorized by the Board of Directors. The Company has not made any profit sharing contributions to the Plan.

16.  PER SHARE INFORMATION

     In February 1997, the FASB issued Statement 128, talks "Earnings per Share", It replaces the presentation of primary Earnings per share with a presentation of basic earnings per share which excludes any dilutive effects of options, warrants and convertible securities, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The statement is effective for financial statements issued for periods ending after December 15, 1997. Previously reported net losses per share were reported based on weighted average common stock outstanding and therefore the amounts are the same as under FAS No. 128.

     The following table sets forth the computation of basic loss per share:

                                                               1998               1999
                                                           -------------------------------
       Numerator

         Loss before extraordinary item                    $(10,118,000)       $(9,341,000)
                                                           -------------------------------
       Denominator
         Weighted average shares of Class B Shares            1,924,629          1,900,324
         Weighted average shares of Class A Shares            6,975,371          6,999,676
                                                           -------------------------------
       Denominator for basic loss per share-weighted
        average shares                                        8,900,000          8,900,000
                                                           -------------------------------
       Basic loss per share                                $      (1.14)       $     (1.05)
                                                           ===============================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            NONE

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

                  4.4 Form of Subscription Agreement between the Registrant and the Series A 5% Cumulative Convertible Preferred Stock Subscribers

                  4.5 Form of Common Stock Purchase Warrant to be issued to the Series A 5% Cumulative Convertible Preferred Stock Subscribers and Placement Agents

                  4.6 Form of Special Common Stock Purchase Warrant to be issued to the Series A 5% Cumulative Convertible Preferred Placement Agent

                  4.7       Form of Funds Escrow Agreement

          *      10.1       Form of Indemnification Agreement

          **     10.2       Amended 1996 Stock Option File

         *       10.3    Employment Agreement dated as of May 1, 1996 between
                         the Company and Dr. Carl L. Chen

         *       10.4    Agreement of Merger dated July 16, 1996 between
                         Advanced Aerodynamics and Structures, Inc., California corporation, and Advanced Aerodynamics & Structures,
                         Inc., a Delaware corporation

         **      10.5    Lease dated December 19, 1996 between Olen Properties
                         Corp., a Florida corporation, and the Company

         ***     10.6    Standard Sublease dated June 27, 1997 with Budget Rent-
                         a-Car of Southern California

         ***     10.7    Standard Sublease dated July 16, 1997 with Budget Rent-
                         a-Car of Southern California

         ***     10.8    Standard Industrial/Commercial Multi-Tenant Lease-Gross
                         dated March 12, 1997 with the Golgolab Family Trust

         *****   10.9    Loan Agreement dated as of August 1, 1997 between the
                         Company and the California Economic Development
                         Authority

         *****   10.10   Indenture of Trust dated as of August 1, 1997 between
                         the Company and the California Economic Development
                         Authority and First Trust of California, National
                         Association

         ****    10.11   Official Statement dated August 5, 1997

         *****   10.12   Letter of Credit issued by The Sumitomo Bank, Limited

         *****   10.13   Reimbursement Agreement dated as of August 1, 1997
                         between the Company and the Sumitomo Bank, Limited

         *****   10.14   Purchase Contract dated August 1, 1997 by and among
                         Rauscher Pierce Refnes, Inc., the California Economic
                         Development Authority and the Treasurer of the State of California, and approved by the Company

         *****   10.15   Remarketing Agreement dated as of August 1, 1997
                         between the Company and Rauscher Pierce Refnes, Inc.

         *****   10.16   Blanket Letters of Representations of the California
                         Economic Development Authority and First Trust of
                         California, National Association

         *****   10.17   Tax Regulatory Agreement dated as of August 1, 1997 by
                         and among the California Economic Development
                         Authority, the Company and First Trust of California,
                         National Association

         *****   10.18   Custody, Pledge and Security Agreement dated as of
                         August 1, 1997 between the Company and The Sumitomo
                         Bank, Limited

         *****   10.19   Investment Agreement dated August 5, 1997 by and
                         between the Company and the Sumitomo Bank, Limited

         *****   10.20   Specimen Direct Obligation Note between the Company and
                         the Sumitomo Bank, Limited

         ****    10.21   Lease Agreement dated October 17, 1997 between the
                         Company and the City of Long Beach

         ****    10.22   Construction Agreement dated October 29, 1997 between
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

***** Incorporated by reference to the Company's Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 1997

Reports on Form 8-K:

During the quarter ended December 31, 1999, the Company did not file any reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2000                ADVANCED AERODYNAMICS & STRUCTURES, INC.


                                     By: /s/ Carl L. Chen
                                         --------------------------
                                         Carl L. Chen, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                             Title                       Date
---------                             -----                       ----

/s/ CARL L. CHEN             President, Chief Executive       March 29, 2000
----------------------       Officer, and Chairman of the
Carl L. Chen                 Board


/s/ GENE COMFORT             Executive Vice President,        March 29, 2000
----------------------       Secretary and Director
Gene Comfort

/s/ DAVID M. TURNER          Vice President - Finance and     March 29, 2000
----------------------       Chief Financial Officer
Dave Turner


/s/ C.M. CHENG               Director                         March 29, 2000
----------------------
C.M. Cheng

/s/ STEVE GORLIN             Director                         March 29, 2000
----------------------
Steve Gorlin

/s/ JIM LOVELL               Director                         March 29, 2000
----------------------
Jim Lovell

/s/ S.B. LAI                 Director                         March 29, 2000
----------------------
S.B. Lai