Form 10QSB
period 2000-03-31
ADVANCED AERODYNAMICS & STRUCTURES INC/
filed 2000-04-26
CIK 1019825

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

                              YES [X]      NO [_]

  As of April 15, 2000, the issuer had outstanding 50,000 shares of Series A 5% Cumulative Convertible Preferred Stock, 6,999,676 shares of Class A Common Stock, 1,900,324 shares of Class B Common Stock, 4,000,000 shares of Class E-1 Common Stock and 4,000,000 shares of Class E-2 Common stock.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.

                               TABLE OF CONTENTS

                                             Page
PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements                 3
Item 2.  Plan of Operations                   9

PART II.  OTHER INFORMATION                  12

Item 6.  Exhibits and Reports on Form 8-K    12

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET

                                                                                                                  March 31,
                                                                                                                    2000
                                                                                                                ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                                                     $  2,261,000
  Short term investments                                                                                           2,853,000
  Prepaid expenses and other current assets                                                                          138,000
                                                                                                                ------------
   Total current assets                                                                                            5,252,000
Property, Plant and equipment, net                                                                                11,913,000
Other assets                                                                                                         194,000
                                                                                                                ------------
   Total assets                                                                                                 $ 17,359,000
                                                                                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                                              $    428,000
  Capital lease obligation current portion                                                                           241,000
  Other accrued liabilities                                                                                          597,000
                                                                                                                ------------
   Total current liabilities                                                                                       1,266,000
Capital lease obligation, long term                                                                                9,570,000
Deferred revenue                                                                                                   1,774,000
                                                                                                                ------------
   Total liabilities                                                                                              12,610,000
                                                                                                                ------------
Stockholders' equity
  Preferred Stock, par value $.0001 per share; 5,000,000 shares authorized; no shares issued and                          --
     outstanding
  Series A 5% Cumulative Convertible Preferred Stock, par Value $.0001 per share; 100,000 shares                   5,000,000
     authorized; 50,000 Shares outstanding
  Class A common, par value $.0001 per share; 60,000,000 shares authorized; 6,999,676 shares issued and                1,000
     outstanding
  Class B Common Stock, par value $.0001 per share; 10,000,000 shares authorized; 1,900,324 shares                        --
     issued and outstanding
  Class E-1 Common Stock; par value $.0001 per share; 4,000,000 shares authorized; 4,000,000 shares                       --
     issued and outstanding
  Class E-2 Common Stock; par value $.0001 per share; 4,000,000 shares authorized; 4,000,000 shares                       --
     issued and outstanding
Warrants to purchase common stock                                                                                         --
    Public Warrants                                                                                                  473,000
    Class A Warrants                                                                                              11,290,000
    Class B Warrants                                                                                               4,632,000
Additional paid-in capital                                                                                        35,202,000
Accumulated other comprehensive loss                                                                                  (4,000)
Deficit accumulated during the development stage                                                                 (51,845,000)
                                                                                                                ------------
Total stockholders' equity                                                                                         4,749,000
Total liabilities and stockholder's equity                                                                      $ 17,359,000
                                                                                                                ============

                 See accompanying notes to financial statements

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF OPERATIONS

                                                                         Three Months Ended         Period from January
                                                                              March 31,                   26, 1990
                                                                                                       (inception) to
                                                                                                         March 31,
                                                                         1999            2000              2000
                                                                    -------------   -------------   --------------------
Interest income                                                      $    118,000          48,000           $  2,791,000
Other income                                                                1,000           3,000              1,325,000
                                                                    -------------   -------------   --------------------
                                                                          119,000          51,000              4,116,000
Cost and expenses:
Research and development costs                                          1,578,000         384,000             31,150,000
General and administrative expenses                                       809,000         779,000             18,657,000
Loss on disposal of assets                                                     --              --                755,000
Realized loss on sale of investments                                           --          43,000                 73,000
Interest expense                                                           74,000         278,000              3,623,000
In-process research and development acquired                                   --              --                761,000
                                                                    -------------   -------------   --------------------
                                                                        2,461,000       1,484,000             55,019,000
                                                                    -------------   -------------   --------------------
Loss before extraordinary item                                         (2,342,000)     (1,433,000)           (50,903,000)
Extraordinary loss on retirement of Bridge Notes                               --              --               (942,000)
                                                                                                    ---------------------
Net loss                                                             $ (2,342,000)   $ (1,433,000)           (51,845,000)
                                                                    =============   =============   ====================
Loss per share before extraordinary item                             $       (.26)   $       (.16)
                                                                    -------------   -------------
Net loss per share                                                   $       (.26)   $       (.16)
                                                                    -------------   -------------
Weighted average number of shares outstanding                           8,900,000       8,900,000
                                                                    =============   =============

                See accompanying notes to financial statements.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       Statement of Stockholders' Equity

                                       Preferred Stock           Class A               Class B            Class E-1
                                    Shares       Amount     Shares      Amount     Shares    Amount    Shares      Amount
Common stock issued                             $       --              $    --    418,094   $  --    836,189     $   --
Common stock issued in exchange
 for in-process research and
 development                                                                       201,494      --    402,988         --
Imputed interest on advances
 from stockholder
Conversion of stockholder
 advances                                                                          598,011      --  1,196,021         --
Conversion of officer loans                                                        187,118      --    374,236         --
Stock issued in consideration
 for services in 1994, 1995,
 and 1996                                                                          595,283      --  1,190,566         --
Imputed interest on advances
 from stockholder
Net proceeds from initial
 public offering of Units                                   6,000,000   $ 1,000
Net proceeds from exercise of
 over- allotment option                                       900,000        --
Warrants issued in connection
 with issuance of Bridge Notes
Net loss from inception to
 December 31, 1996
Balance at December 31, 1996                --          --  6,900,000     1,000  2,000,000      --  4,000,000         --
Adjustment to proceeds from
 initial public offering and
 exercise of overallotment
 option
Net Loss
Balance at December 31, 1997                --              6,900,000     1,000  2,000,000      --  4,000,000         --
Conversion of Class B to A
 Common Stock                                                  99,676              (99,676)
Net Loss
Balance at December 31, 1998                --  $       --  6,999,676    $1,000  1,900,324   $  --  4,000,000     $   --
  Net Loss
Unrealized loss on investments
Comprehensive Loss
Balance at December 31, 1999                --  $       --  6,999,676    $1,000  1,900,324   $  --  4,000,000     $   --
Net proceeds from issuance of
 Preferred stock                        50,000   5,000,000
Unrealized gain on investments
Net Loss
Comprehensive Loss
Balance as of March 31, 2000            50,000  $5,000,000  6,999,676    $1,000  1,900,324   $  --  4,000,000     $   --

                                       Common Stock
                                              Class E-2
                                                                                                                Additional
                                                                     Public         Class A        Class B       Paid-In
                                                                                                                 -------
                                       Shares         Amount        Warrants        Warrants       Warrants      Capital
                                                                    --------        --------       --------      -------
Common stock issued                    836,189        $    --       $     --      $        --   $       --   $  7,500,000
Common stock issued in exchange
 for in-process research and
 development                           402,988             --                                                     361,000
Imputed interest on advances
 from stockholder                                                                                                 799,000
Conversion of stockholder
 advances                            1,196,021             --                                                  10,728,000
Conversion of officer loans            374,236             --                                                     336,000
Stock issued in consideration
 for services in 1994, 1995,
 and 1996                            1,190,566             --                                                   1,507,000
Imputed interest on advances
 from stockholder                                                                                                  11,000
Net proceeds from initial
 public offering of Units                                                           9,583,000    4,166,000     12,566,000
Net proceeds from exercise of
 over- allotment option                                                             1,707,000      466,000      1,922,000
Warrants issued in connection
 with issuance of Bridge Notes                                       473,000
Net loss from inception to
 December 31, 1996
Balance at December 31, 1996         4,000,000             --        473,000       11,290,000    4,632,000     35,730,000
Adjustment to proceeds from
 initial public offering and
 exercise of overallotment
 option                                                                                                           (78,000)
Net Loss
Balance at December 31, 1997         4,000,000             --        473,000       11,290,000    4,632,000     35,652,000
Conversion of Class B to A
 Common Stock
Net Loss
Balance at December 31, 1998         4,000,000        $    --       $473,000      $11,290,000   $4,632,000   $ 35,652,000
  Net Loss
Unrealized loss on investments
Comprehensive Loss
Balance at December 31, 1999         4,000,000        $    --       $473,000      $11,290,000   $4,632,000   $ 35,652,000
Net proceeds from issuance of
 Preferred stock                                                                                                 (450,000)
Unrealized gain on investments
Net Loss
Comprehensive Loss
Balance as of March 31, 2000         4,000,000        $    --       $473,000      $11,290,000   $4,632,000   $ 35,202,000

                                   Accumulated       Deficit
                                      Other        Accumulated
                                   Comprehensive    During the
                                      Loss          Development        Total
                                                                    ------------
                                                      Stage
                                                      -----
Common stock issued                               $         --   $    7,500,000
Common stock issued in exchange
 for in-process research and
 development                                                            361,000
Imputed interest on advances
 from stockholder                                                       799,000
Conversion of stockholder
 advances                                                            10,728,000
Conversion of officer loans                                             336,000
Stock issued in consideration
 for services in 1994, 1995,
 and 1996                                                             1,507,000
Imputed interest on advances
 from stockholder                                                        11,000
Net proceeds from initial
 public offering of Units                                            26,316,000
Net proceeds from exercise of
 over- allotment option                                               4,095,000
Warrants issued in connection
 with issuance of Bridge Notes                                          473,000
Net loss from inception to
 December 31, 1996                                  24,328,000       24,328,000
Balance at December 31, 1996                       (24,328,000)      27,798,000
Adjustment to proceeds from
 initial public offering and
 exercise of overallotment
 option                                                                 (78,000)
Net Loss                                            (6,625,000)      (6,625,000)
Balance at December 31, 1997                       (30,953,000)      21,095,000
Conversion of Class B to A
 Common Stock
Net Loss                                           (10,118,000)     (10,118,000)
Balance at December 31, 1998                      $(41,071,000     $ 10,977,000
  Net Loss                                          (9,341,000)      (9,341,000)
Unrealized loss on investments      (32,000)                            (32,000)
Comprehensive Loss
Balance at December 31, 1999       $(32,000)      $(50,412,000)    $  1,604,000
Net proceeds from issuance of
 Preferred stock                                                      4,550,000
Unrealized gain on investments       28,000                              28,000
Net Loss                                            (1,433,000)      (1,433,000)
                                                                   ------------
Comprehensive Loss                                                   (1,405,000)
Balance as of March 31, 2000       $(4,000)       $(51,845,000)    $  4,749,000

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF CASH FLOWS

                                                                                   PERIOD FROM
                                                                                 JANUARY 26, 1990
                                                       THREE MONTHS               (INCEPTION) TO
                                                     ENDED MARCH 31,                 MARCH 31,
                                                ---------------------------
                                                    1999             2000              2000
                                                -----------      ----------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $(2,342,000)    $(1,433,000)     $    (51,845,000)
 Adjustments to reconcile net loss to net                 -               -
  cash used in operating activities:
  Noncash stock compensation expense                      -               -             1,207,000
  Noncash interest expense                                -               -               336,000
  Cost of in-process research and
   development acquired                                   -               -               761,000
  Imputed interest on advances from
   stockholder                                                                            810,000
  Interest income from restricted cash
   invested                                         (10,000)                             (474,000)
  Extraordinary loss on retirement of
   Bridge Notes                                           -               -               942,000
  Depreciation and amortization                     203,000         431,000             4,056,000
  Loss on disposal of assets                                                              755,000
  Realized Loss on sale of investments                               43,000                73,000
  Changes in operating assets and liabilities:
    Increase in prepaid expenses and
     other current assets                            15,000         (62,000)               35,000
    Increase (decrease) in other assets               4,000                              (194,000)
    Increase (decrease) in accounts
     payable                                        512,000          37,000              (960,000)
    Increase (decrease) in accrued
     liabilities                                   (259,000)         58,000             1,704,000
    Increase in deferred revenue                     40,000          50,000             1,540,000
                                                -----------      ----------      ----------------
Net cash used in operating activities            (1,837,000)       (876,000)          (41,254,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in construction in progress                                                    (446,000)
 Proceeds from insurance claims upon loss
  of aircraft                                             -               -                30,000
 Proceeds from sales of assets                                                          9,803,000
 Capital expenditures                               (81,000)     (1,312,000)           (7,155,000)
 Purchase of certificate of deposit                                                    (1,061,000)
 Proceeds from redemption of certificate
  of deposit                                                                            1,061,000
 Purchase of investments                                         (2,595,000)          (36,315,000)
 Proceeds from maturities of investments
  in bonds                                                                                828,000
 Proceeds from sale of investments                  353,000       2,055,000            32,557,000
 Restricted cash from long term debt                                                   (8,500,000)
 Decrease in restricted cash                                                              405,000
                                                -----------      ----------      ----------------
Net cash provided by (used in) investing
 activities                                         272,000      (1,852,000)           (8,793,000)
FINANCING ACTIVITIES:
 Adjustment to net proceeds from initial
  public offering and exercise of
  over allotment option
 Net Proceeds from issuance of                                                            (78,000)
  convertible preferred stock & warrants                         4,550,000              4,550,000
 Advances from stockholder                                -              -             10,728,000
 Proceeds from issuance of common stock
  prior to initial public offering                        -              -              7,500,000
 Net proceeds from initial public
  offering and exercise of over-allotment
  option                                                  -              -             30,411,000
 Net proceeds from bridge financing                       -              -              6,195,000
 Net proceeds from loans from officers                    -              -                336,000
 Payments on obligation under Capital
  Lease Obligations                                  (7,000)       (59,000)              (334,000)
 Repayment of bridge financing                            -              -             (7,000,000)
                                                -----------      ---------       ----------------
Net cash (used in) provided by financing
 activities                                          (7,000)     4,491,000             52,308,000
                                                -----------      ---------       ---------------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                     (1,572,000)     1,763,000              2,261,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                           2,153,000        498,000                      -
                                                -----------     ----------       ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   581,000     $2,261,000       $      2,261,000
                                                ===========     ==========       ================
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                              86,000        278,000              2,254,000
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
 Stockholder advances converted to common
  stock                                                                                10,728,000
 Loans from officer converted to common
  stock                                                                                    36,000
 Common stock issued for noncash
  consideration and compensation                                                        1,507,000
 Liabilities assumed from ASI                                                             400,000
 Common stock issued for in-process
  research and development acquired                                                       361,000
 Equipment acquired under capital leases                                                9,894,000
 Deposit surrendered as payment for rents
  due                                                                                      80,000
 Construction in progress acquired with                                                 8,578,000
  restricted cash

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements
                                  (unaudited)

1.  GENERAL

     In the opinion of the Company's management, the accompanying unaudited financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and March 31, 1999 respectively and for the period from January 26, 1990 (inception) to March 31, 2000.
Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for any other interim period or the full year.

     The financial information in this quarterly report should be read in conjunction with the audited December 31, 1999 financial statements and notes thereto included in the Company's annual report filed on Form 10-KSB.

     The Company is a development stage enterprise. On December 3, 1996, the Company successfully completed an initial public offering to finance the continued development, manufacture and marketing of its product to achieve commercial viability. The net proceeds of $30,411,000 from the offering, including the exercise of the overallottment option, were and will be used to amend its Federal Aviation Administration ("FAA") Type Certificate for technical revisions to its product, to obtain a FAA Production Certificate for its product, to repay borrowings under a bridge loan, to expand the Company's sales and marketing efforts, to establish a new manufacturing facility, and to acquire production materials and additional tooling and equipment.

     The Company is currently in the process of developing their product and obtaining appropriate certification from the Federal Aviation Administration. To date, the Company has generated no sales revenue and none is projected until the Company can begin commercial production of their product and the certification process is complete. Prior to commencing deliveries, the Company will need to, among other things, complete the development of the JETCRUZER 500 and obtain the requisite regulatory approvals. Based upon the Company's current development spending levels, current working capital is insufficient to meet the Company's needs over the next year.

     The Company's management team has been developing a financial plan to address its working capital requirements. Additionally, the commencement of production and the collection of progress payments starting in the third quarter is imperative to the success of management's financial plan to meet its working capital requirements. There can be no assurances however, that the current timetable for completion of the development and certification of the aircraft will not be delayed beyond the current fiscal year. While there is no assurance that additional financing will be available, the Company's management believes that it has developed a financial plan that if executed successfully, will substantially improve the Company's ability to meet its working capital requirements.

2.  NET LOSS PER COMMON SHARE

     The Company's net loss per common share was computed based on the weighted average number of shares of common stock outstanding during the three-month periods ended March 31, 2000 and 1999 and excludes all outstanding shares of Class E-1 and Class E-2 Common Stock because the conditions for the lapse of restrictions on such shares have not been satisfied. There is no difference between the loss per common share amounts computed for basic and dilutive purposes because the impact of convertible preferred stock, options and warrants outstanding are anti-dilutive.

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

     As part of this transaction, the Company and AP-Long Beach Airport LLC entered into an agreement pursuant to which AP-Long Beach Airport LLC has: subleased the land to the Company subject to the terms at the original land lease agreement which was assigned to AP Long Beach Airport LLC and leased the manufacturing hangar facility and finished office space to the Company for an original term of 18 years. The monthly rent under this facility lease is approximately $106,000. The Company has an option to extend the original term for an additional ten years. The monthly rent payable during this additional ten year term would be the market rental value, as agreed by the parties or as determined by a third party appraiser or broker. The $246,000 gain on the sale of the facility, which was deferred, is being amortized over the 18-year lease term.

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

6. SUBSEQUENT EVENT

     On April 18, 2000 the Company signed a Letter of Agreement for an "equity line" which permits the Company to sell up to $20,000,000 of its common stock through a Regulation D offering to a private investor. In connection with this sale, the Company will issue 250,000 warrants with a three-year life. The Company expects to close the deal on or before May 5, 2000, and believes it will be able to begin equity draws in the third quarter of 2000.

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

     During 2000 the Company intends to focus its efforts on the following events:

 .    Passing the FAA pressurization test. One of the major differences between the JETCRUZER 500 and the JETCRUZER 450 is that the JETCRUZER 500 is pressurized. After the JETCRUZER 500 passes the pressurization test, the Company believes that the remaining tests are tests that have previously been performed on the JETCRUZER 450 and, therefore, are more likely to be successful. While there can be no assurance, the Company believes that the pressurization test can be successfully completed in the second quarter of the year 2000.

 .    Completing Company high-speed cruise flight-testing to assure customers of the JETCRUZER 500's speed.

 .    The commencement of JETCRUZER 500 production. Upon the successful completion of the pressurization and Company speed tests, the Company immediately will commence production of the first JETCRUZER 500 planes. The Company anticipates that production will start in lots of 4 planes per month.

 .    The start of progress payment collections. As the Company starts the production process, each customer whose plane is being built will be requested to make an initial progress payment, as specified in the customer's purchase contract. The Company believes that this event will be the start of positive cash flow.

 .    Obtaining Type Inspection Authorization (TIA). This event marks the end of
     Company flight tests and means that the FAA will test the plane, using its pilots. The Company believes that this event will occur around the middle of year 2000.

 .    Obtaining an amended Type Certificate (TC) for the Jetcruzer 500 from the
     FAA. This means that the Company may deliver planes to its customers. The Company believes that this event will occur toward the end of year 2000.

 .    Delivering the first JETCRUZER 500. With the delivery of its first plane, the Company will record its first sales revenue and cost of goods sold.

 .    Obtaining a production certificate from the FAA. This will allow use of the
     Company's specified inspectors during the production and delivery processes of the JETCRUZER 500. This certification should quickly follow the receipt of the TC.

     The Company entered into a subscription agreement for the sale of up to $10,000,000 of 5% Cumulative Convertible Series A Preferred Stock, of which the Company received net proceeds of $4,550,000. Additionally, The Company signed a letter of intent to sell and leaseback manufacturing equipment. This transaction will generate an additional $1,000,000.

     The Company's management believes that its current working capital with the additional funding obtained in March 2000 will be sufficient to finance its plan of operations through the end of the third quarter, by which time the Company expects to have received the remaining $5,000,000 of Preferred Stock funding and the $1,000,000 sale/leaseback funding, as well as the initial positive cash flow from customer progress payments. However, there can be no assurances that the current timetable for completion of the development and certification of the aircraft will not be delayed beyond the current fiscal year. If the Company's estimates prove to be incorrect, or additional sources of financing prove to be unavailable, if needed, the Company will have to curtail its development plans.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company had working capital of $3,986,000 and stockholders' equity of $4,749,000. Since its inception in January 1990, the Company has experienced continuing negative cash flow from operations, which, prior to the December 1996 IPO, resulted in the Company's inability to pay certain existing liabilities in a timely manner. The Company has financed its operations through private funding of equity and debt and through the proceeds generated from its December 1996 initial public offering.

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

     The Company's management team has developed a financial plan to address its working capital requirements. On March 6, 2000, the Company entered into a series of subscription agreements for the sale of up to $10,000,000 of 5% Cumulative Convertible Series A Preferred Stock, from which the Company has received net proceeds of $4,550,000, to date. Additionally, the Company signed a letter of intent to sell and leaseback manufacturing equipment. This transaction will generate an additional $1,000,000.

     The remaining $5,000,000 in Preferred Stock funding will not occur until certain criteria have been met, including passing the pressurization test for the fuselage structure and completion of the registration of 200% of the Common Stock underlying the Convertible Preferred Stock. It is anticipated that the remaining proceeds will be received in two installments: $2,000,000 in the second quarter and the final $3,000,000 in the third quarter.

     Also, subsequent to March 31, 2000, the Company signed a Letter of Agreement for an "equity line" which permits the Company to sell up to $20,000,000 of its common stock to a private investor. The Company believes it will be able to begin equity draws in the third quarter of 2000.

     While there is no assurance that additional financing will be available, the Company's management believes that it has developed a financial plan that, if executed successfully, will substantially improve the Company's ability to meet its working capital requirements. This financial plan includes the commencement of production and the collection of progress payments to assist with the working capital requirements. However, there can be no assurances that the current timetable for completion of the commencement of production and development and certification of the aircraft will not be delayed beyond the current fiscal year. If the Company's estimates prove to be incorrect, or additional sources of financing prove to be unavailable, if needed, the Company may have to curtail its development plans.

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

     The Company had no material capital commitments at March, 2000, other than discussed elsewhere in this report. The Company intends to hire a number of additional employees, which will require substantial capital resources. The Company anticipates that it will hire up to 200 employees over the next twelve months, including engineers and manufacturing technicians necessary to produce its aircraft.

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

                                  ADVANCED AERODYNAMICS & STRUCTURES, INC.


                                  By:  /s/ Carl L. Chen
                                       ---------------------------
                                       Carl L. Chen, President


                                  By:  /s/ Dave Turner
                                       ----------------------------
                                       Dave Turner, Chief Financial Officer


Dated:  April 26, 2000