Form 10QSB
period 2000-06-30
ADVANCED AERODYNAMICS & STRUCTURES INC/
filed 2000-08-14
CIK 1019825

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

        [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

                              YES [X]    NO [_]

      As of August 14, 2000, the issuer had outstanding 74,750 shares of Series A 5% Cumulative Convertible Preferred Stock, 7,008,162 shares of Class A Common Stock, 1,900,324 shares of Class B Common Stock, 4,000,000 shares of Class E-1 Common Stock and 4,000,000 shares of Class E-2 Common stock.

================================================================================

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.

                                TABLE OF CONTENTS

                                                                          PAGE
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements .........................................   3
Item 2.    Plan of Operations ...........................................   9

PART II.   OTHER INFORMATION ............................................  12

Item 6.    Exhibits and Reports on Form 8-K .............................  12

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET

                                                                     JUNE 30,
                                                                       2000
                                                                   ------------
                                                                    (UNAUDITED)
ASSETS
Current Assets:
    Cash and cash equivalents ..................................   $    310,000
    Short term investments .....................................      1,853,000
    Other current assets .......................................      2,270,000
    Prepaid expenses ...........................................        298,000
                                                                   ------------
      Total current assets .....................................      4,731,000
Property, Plant and equipment, net .............................     12,643,000
Other assets ...................................................        194,000
                                                                   ------------
      Total assets .............................................   $ 17,568,000
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable ...........................................   $    256,000
    Capital lease obligation current portion ...................        243,000
    Other accrued liabilities ..................................        708,000
                                                                   ------------
      Total current liabilities ................................      1,207,000
Capital lease obligation, long term ............................      9,526,000
Deferred revenue ...............................................      1,790,000
                                                                   ------------
      Total liabilities ........................................     12,523,000
                                                                   ------------
Stockholders' equity
    Preferred Stock, par value $.0001 per share;
       5,000,000 shares authorized; no shares issued
        and outstanding ........................................           --
    Series A 5% Cumulative Convertible Preferred Stock,
        par value $.0001 per share; 100,000 shares authorized;
        74,750 shares issued and outstanding ...................      4,770,000
    Class A common, par value $.0001 per share;
       60,000,000 shares authorized; 7,008,162 shares
        issued and outstanding .................................          1,000
    Class B Common Stock, par value $.0001 per share;
        10,000,000 shares authorized; 1,900,324 shares
        issued and outstanding .................................           --
    Class E-1 Common Stock; par value $.0001 per share;
        4,000,000 shares authorized; 4,000,000 shares
        issued and outstanding .................................           --
    Class E-2 Common Stock; par value $.0001 per share;
        4,000,000 shares authorized; 4,000,000 shares
        issued and outstanding .................................           --
Warrants to purchase common stock ..............................           --
      Public Warrants ..........................................        473,000
      Class A Warrants .........................................     13,412,000
      Class B Warrants .........................................      4,632,000
Additional paid-in capital .....................................     36,008,000
Deficit accumulated during the development stage ...............    (54,251,000)
                                                                   ------------
Total stockholders' equity .....................................      5,045,000
Total liabilities and stockholder's equity .....................   $ 17,568,000
                                                                   ============

                 See accompanying notes to financial statements

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF OPERATIONS

                                                                                                                     PERIOD FROM
                                                                                                                       JANUARY 26,
                                                            THREE MONTHS ENDED              SIX MONTHS ENDED               1990
                                                                 JUNE 30,                        JUNE 30,              (INCEPTION)
                                                       ----------------------------    ----------------------------    TO JUNE 30,
                                                           1999            2000            1999            2000            2000
                                                       ------------    ------------    ------------    ------------    ------------
Interest Income ....................................   $     95,000    $     35,000    $    213,000    $     83,000    $  2,826,000
Other Income .......................................           --             4,000           1,000           7,000       1,329,000
                                                       ------------    ------------    ------------    ------------    ------------
                                                             95,000          39,000         214,000          90,000       4,155,000
Cost and Expenses:
Research and development costs .....................        716,000       1,094,000       2,294,000       1,478,000      32,244,000
General and administrative expenses ................      1,227,000         642,000       2,036,000       1,421,000      19,299,000
Loss on disposal of assets .........................           --              --              --              --           755,000
Realized loss on sale of investments ...............           --             5,000            --            48,000          78,000
Interest expense ...................................        393,000         704,000         467,000         982,000       4,327,000
In-process research and development acquired .......           --              --              --              --           761,000
                                                       ------------    ------------    ------------    ------------    ------------
                                                          2,336,000       2,445,000       4,797,000       3,929,000      57,464,000
Loss before extraordinary item .....................     (2,241,000)     (2,406,000)     (4,583,000)     (3,839,000)    (53,309,000)
Extraordinary loss on retirement of Bridge Notes ...           --              --              --              --          (942,000)
                                                       ------------    ------------    ------------    ------------    ------------
Net loss ...........................................   $ (2,241,000)   $ (2,406,000)   $ (4,583,000)   $ (3,839,000)   $(54,251,000)
                                                                                                                       ============
Net loss per common share ..........................   $       (.25)   $       (.28)   $       (.51)   $       (.44)
                                                       ------------    ------------    ------------    ------------
Weighted average number of common shares outstanding      8,900,000       8,900,993       8,900,000       8,900,047
                                                       ============    ============    ============    ============

                 See accompanying notes to financial statements.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENT OF STOCKHOLDERS' EQUITY


                                 PREFERRED STOCK            CLASS A               CLASS B            CLASS E-1          CLASS E-2
                                 SHARES   AMOUNT      SHARES      AMOUNT     SHARES     AMOUNT   SHARES     AMOUNT  SHARES    AMOUNT
                                 ------   ------     ---------   --------   ---------  -------  ---------  ------  ---------  ------
Common stock issued                       $   --                 $   --       418,094  $  --      836,189  $  --     836,189  $  --
Common stock issued in exchange
  for in-process research and
  development                                                                 201,494     --      402,988     --     402,988     --
Imputed interest on advances
  from stockholder
Conversion of stockholder
  advances                                                                    598,011     --    1,196,021     --   1,196,021     --
Conversion of officer loans                                                   187,118     --      374,236     --     374,236     --
Stock issued in consideration
  for services in 1994, 1995,
  and 1996                                                                    595,283     --    1,190,566     --   1,190,566     --
Imputed interest on advances
  from stockholder
Net proceeds from initial
  public offering of Units                            6,000,000  $ 1,000
Net proceeds from exercise of
  over-allotment option                                 900,000      --
Warrants issued in connection
  with issuance of Bridge Notes
Net loss from inception to
  December 31, 1996
Balance at December 31, 1996         --         --    6,900,000    1,000    2,000,000     --    4,000,000     --   4,000,000     --
Adjustment to proceeds from
  initial public offering and
  exercise of over-allotment
  option
Net Loss
Balance at December 31, 1997         --         --    6,900,000    1,000    2,000,000     --    4,000,000     --   4,000,000     --
Conversion of Class B to A
  Common Stock                                           99,676               (99,676)
Net Loss
Balance at December 31, 1998         --   $     --    6,999,676  $ 1,000    1,900,324  $  --    4,000,000     --   4,000,000  $  --
Net Loss
Unrealized loss on investments
Comprehensive Loss
Balance at D3ecember 31, 1999        --   $     --    6,999,676  $ 1,000    1,900,324  $  --    4,000,000     --   4,000,000  $  --
Net proceeds from issuance of
  Preferred stock                75,000    4,698,000
Conversion of Preferred Stock
  to Class A                       (250)     (15,000)     8,486
Amortization on discount of
  Preferred Stock                             87,000
Unrealized gain on investments
Net Loss
Comprehensive Loss
Balance as of June 30, 2000      74,750   $4,770,000  7,008,162  $ 1,000    1,900,324  $  --    4,000,000  $  --   4,000,000  $  --

                                                                                                     DEFICIT
                                                                                    ACCUMULATED    ACCUMULATED
                                                                      ADDITIONAL        OTHER        DURING THE
                                   PUBLIC      CLASS A     CLASS B     PAID-IN      COMPREHENSIVE   DEVELOPMENT
                                  WARRANTS     WARRANTS    WARRANTS    CAPITAL         LOSSES          STAGE          TOTAL
                                  --------   -----------   --------   ----------    -------------   -----------    -----------
Common stock issued               $   --     $   --        $   --     $  7,500,000                  $       --     $  7,500,000
Common stock issued in exchange
  for in-process research and
  development                                                              361,000                                      361,000
Imputed interest on advances
  from stockholder                                                         799,000                                      799,000
Conversion of stockholder
  advances                                                              10,728,000                                   10,728,000
Conversion of officer loans                                                336,000                                      336,000
Stock issued in consideration
  for services in 1994, 1995,
  and 1996                                                               1,507,000                                    1,507,000
Imputed interest on advances
  from stockholder                                                          11,000                                       11,000
Net proceeds from initial
  public offering of Units                     9,583,000   4,166,000    12,566,000                                   26,316,000
Net proceeds from exercise of
  over-allotment option                        1,707,000     466,000     1,922,000                                    4,095,000
Warrants issued in connection
  with issuance of Bridge Notes     473,000                                                                             473,000
Net loss from inception to
  December 31, 1996                                                                                  24,328,000      24,328,000
Balance at December 31, 1996        473,000   11,290,000   4,632,000    35,730,000                  (24,328,000)     27,798,000
Adjustment to proceeds from
  initial public offering and
  exercise of over-allotment
  option                                                                   (78,000)                                     (78,000)
Net Loss                                                                                             (6,625,000)     (6,625,000)
Balance at December 31, 1997        473,000   11,290,000   4,632,000    35,652,000                  (30,953,000)     21,095,000
Conversion of Class B to A
  Common Stock
Net Loss                                                                                            (10,118,000)    (10,118,000)
Balance at December 31, 1998      $ 473,000  $11,290,000  $4,632,000   $35,652,000                 $(41,071,000    $ 10,977,000
Net Loss                                                                                             (9,341,000)     (9,341,000)
Unrealized loss on investments                                                        (32,000)                          (32,000)
Comprehensive Loss
Balance at December 31, 1999      $ 473,000  $11,290,000  $4,632,000   $35,652,000  $ (32,000)     $(50,412,000)   $  1,604,000
Net proceeds from issuance of
  Preferred stock                              2,122,000                   341,000                                    7,161,000
Conversion of Preferred Stock
  to Class A                                                                15,000
Amortization on discount of
  Preferred Stock                                                                                                        87,000
Unrealized gain on investments                                                         32,000                            32,000
Net Loss                                                                                             (3,839,000)     (3,839,000)
                                                                                                                    -----------
Comprehensive Loss                                                                                                    3,441,000
Balance as of June 30, 2000       $ 473,000  $13,412,000  $4,632,000   $36,008,000  $      --      $(54,251,000)    $ 5,045,000

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS

                                                                                                               PERIOD FROM
                                                                                                               JANUARY 26,
                                                                                                                  1990
                                                                                         SIX MONTHS           (INCEPTION) TO
                                                                                        ENDED JUNE 30,           JUNE 30,
                                                                                  -------------------------   -------------
                                                                                      1999         2000           2000
                                                                                  -----------   -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...................................................................   $(4,583,000)  $(3,839,000)   $(54,251,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
    Noncash stock compensation expense ........................................          --            --         1,207,000
    Noncash interest expense ..................................................          --         341,000         677,000
    Cost of in-process research and development acquired ......................          --            --           761,000
    Imputed interest on advances from stockholder .............................                                     810,000
    Interest income from restricted cash invested .............................      (182,000)         --          (474,000)
    Extraordinary loss on retirement of Bridge Notes ..........................          --            --           942,000
    Depreciation and amortization .............................................       297,000       633,000       4,258,000
    Gain (Loss) on disposal of assets .........................................      (306,000)         --           755,000
    Realized Loss on sale of investments ......................................          --          48,000          78,000
    Changes in operating assets and liabilities:
        Increase (decrease) in prepaid expenses and other current assets ......        39,000    (2,492,000)     (2,395,000)
        Increase (decrease) in other assets ...................................        (5,000)                     (194,000)
        Increase (decrease) in accounts payable ...............................    (1,432,000)     (135,000)     (1,132,000)
        Increase (decrease) in accrued liabilities ............................      (291,000)      169,000       1,815,000
        Increase in deferred revenue ..........................................       356,000        70,000       1,560,000
                                                                                  -----------   -----------   -------------
Net cash used in operating activities .........................................    (6,107,000)   (5,205,000)    (45,583,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in construction in progress .......................................                                    (446,000)
   Proceeds from insurance claims upon loss of aircraft .......................          --            --            30,000
   Proceeds from sales of assets ..............................................     9,800,000                     9,803,000
   Capital expenditures .......................................................      (238,000)   (2,161,000)     (8,004,000)
   Purchase of certificate of deposit .........................................          --            --        (1,061,000)
   Proceeds from redemption of certificate of deposit .........................                                   1,061,000
   Purchase of investments ....................................................    (6,034,000)   (2,595,000)    (36,315,000)
   Proceeds from maturities of investments in bonds ...........................                                     828,000
   Proceeds from sale of investments ..........................................       828,000     3,054,000      33,556,000
   Restricted cash from long term debt ........................................                                  (8,500,000)
   Decrease in restricted cash ................................................       683,000                       405,000
                                                                                  -----------   -----------   -------------
Net cash provided by (used in) investing activities ...........................     5,039,000    (1,702,000)     (8,643,000)

FINANCING ACTIVITIES:
   Adjustment to net proceeds from initial public offering
     and exercise of over allotment option.....................................                                     (78,000)
   Net Proceeds from issuance of convertible preferred stock & warrants .......          --       6,820,000       6,820,000
   Advances from stockholder ..................................................          --            --        10,728,000
   Proceeds from issuance of common stock prior to initial public offering ....          --            --         7,500,000
   Net proceeds from initial public offering and exercise of
     over-allotment option ....................................................          --            --        30,411,000
   Net proceeds from bridge financing .........................................          --            --         6,195,000
   Net proceeds from loans from officers ......................................          --            --           336,000)
   Payments on obligation under Capital Lease Obligations .....................       (61,000)     (101,000)       (376,000)
   Repayment of bridge financing ..............................................          --            --        (7,000,000)
                                                                                  -----------   -----------   -------------
Net cash (used in) provided by financing activities............................       (61,000)    6,719,000      54,536,000
                                                                                  -----------   -----------   -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..........................    (1,129,000)     (188,000)        310,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............................     2,153,000       489,000            --
                                                                                  -----------   -----------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................   $ 1,024,000   $   310,000         310,000
                                                                                  ===========   ===========   =============
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest .......................................................       277,000       553,000       2,529,000

UPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Stockholder advances converted to common stock .............................                                  10,728,000
   Loans from officer converted to common stock ...............................                                      36,000
   Common stock issued for noncash consideration and compensation .............                                   1,507,000
   Liabilities assumed from ASI ...............................................                                     400,000
   Common stock issued for in-process research and development acquired .......                                     361,000
   Equipment acquired under capital leases ....................................     9,812,000                     9,894,000
   Deposit surrendered as payment for rents due ...............................                                      80,000
   Construction in progress acquired with restricted cash .....................                                   8,578,000
   Repayment of long term debt with restricted cash ...........................     8,500,000                     8,500,000


                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    GENERAL

      In the opinion of the Company's management, the accompanying unaudited financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at June 30, 2000 and the results of operations and cash flows for the six months ended June 30, 2000 and June 30, 1999 respectively and for the period from January 26, 1990 (inception) to June 30, 2000. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for any other interim period or the full year.

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


2.    NET LOSS PER COMMON SHARE

      The Company's net loss per common share was computed based on the weighted average number of shares of common stock outstanding during the six month periods ended June 30, 2000 and 1999 and excludes all outstanding shares of Class E-1 and Class E-2 Common Stock because the conditions for the lapse of restrictions on such shares have not been satisfied. There is no difference between the loss per common share amounts computed for basic and dilutive purposes because the impact of convertible preferred stock, options and warrants outstanding are anti-dilutive.


3.    STOCKHOLDERS EQUITY

      To date, the Company received $6,820,000 in net cash proceeds related to an agreement to issue up to 100,000 shares of 5% Cumulative Convertible Series A Preferred Stock with a par value of $.0001 and Common Stock Purchase Warrants to purchase Class A Common Stock, for the aggregated purchase price of $10 million. For consideration received in the funding to date, the Company issued 75,000 shares of Preferred stock and 897,000 detachable warrants and paid $680,000 in commissions and legal fees. Additionally, as consideration for the transaction a warrants to purchase up to 718,000 shares of Class A Common Stock were issued. A fair value of $1,178,000 for the detachable warrants has been included in stockholders equity and as a discount to the Preferred Stock. Amortization expense was for the period ended June 30, 2000 and included in interest expense. The additional warrants issued as consideration for the transaction were value at $944,000 and are included in Stockholder's equity. The related expense was netted against the proceeds of the Preferred Stock. The fair value for these warrants was estimated at the dates of grant using a black-scholes pricing model with the following weighted-average assumptions: risk-free interest rates of 6.43% to 6.36%, dividend yields of 0%; a volatility factor of .866, and an expected life of 3 years. The remaining $2,500,000 in funding will not occur until certain criteria have been met, including stock price requirements of the Company's common stock. Terms for the additional warrants are similar to the terms of the detachable warrants issued with the Preferred Stock.

      Holders of the Preferred Stock are entitled to receive cash dividends, payable quarterly and have preferential liquidation rights above all other issuances of common stock for an amount equal to the stated value. The Preferred stock and unpaid dividends is convertible into shares of Common stock equal to an amount determined by the market value at the date of close of the common stock, adjusted for changes in the market price prior to the conversion. The Preferred stockholders do not have voting rights. The Warrants are callable in installments after the registration is effective. The Company has reserved 4,000,000 of its Class A Common Stock for the conversion of the Preferred Stock. As of June 30, 2000, the Company has dividend in arrears for the Preferred Stock totaling $79,000.

      Prior to June 30, 2000, a Preferred Stock Holder converted 250 shares into 8,486 shares of Class A Common Stock. No Warrants have been exercised during the six month period ended June 30, 2000.

      On April 18, 2000 the Company signed a Letter of Intent for an "equity line" which permits the Company to sell up to $20,000,000 of its common stock through a Regulation D offering to a private investor. In connection with the sale, the Company will issue 250,000 warrants with a three-year life. The Company expects to close the deal on or before August 15,2000, and believes it will be able to begin equity draws in the third quarter of 2000.

4.    SUBSEQUENT EVENT

      Subsequent to June 30, 2000, three Preferred Stock Holders converted a net total of 1,100 shares to 42,275 Class A Common Shares. No warrants were exercised during this time.

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

      Prior to commencing commercial sales of the JETCRUZER 500, the Company will need to, among other things, complete the development of the aircraft, obtain the requisite regulatory approvals, hire additional engineering and manufacturing personnel and expand its sales and marketing efforts. The Company estimates that the cost to complete development of the JETCRUZER 500 and obtain an amendment of its FAA Type Certificate will be approximately $5,000,000. This amount includes the cost of equipment and tooling, static and flight-testing of the aircraft and the employment of the necessary personnel to build and test the aircraft.

      The Company expects to receive progress payments during the construction of aircraft and final payments upon the delivery of aircraft. However, the Company believes it will continue to experience losses until such time as it commences the sale of aircraft on a commercial scale.

      The Company has been and will continue its efforts on the following events:

     . Completing Company high-speed cruise flight-testing to assure customers of the JETCRUZER 500's speed.

     . Commencing production of the JETCRUZER 500. Upon the successful completion of the pressurization and Company speed tests, the Company immediately will commence production of the first JETCRUZER 500 planes. The Company anticipates that production will start in lots of 4 planes per month.

     . Starting progress payment collections. As the Company starts the production process, each customer whose plane is being built will be requested to make an initial progress payment, as specified in the customer's purchase contract. The Company believes that this event will be the start of positive cash flow.

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

      The Company entered into a subscription agreement for the sale of up to $10,000,000 of 5% Cumulative Convertible Series A Preferred Stock, of which to date the Company has received net cash proceeds of $6,820,000.

      The Company's management believes that its current working capital with the additional funding obtained in June 2000 will be sufficient to finance its plan of operations through the end of the third quarter, by which time the Company expects to have received the initial funding of its new equity line of $20,000,000. The initial positive cash flow from customer progress payments should commence shortly thereafter. However, there can be no assurances that the current timetable for completion of the development and certification of the aircraft will not be delayed beyond the current fiscal year. If the Company's estimates prove to be incorrect, or additional sources of financing prove to be unavailable, if needed, the Company will have to curtail its development plans.


LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2000, the Company had working capital of $3,524,000 and stockholders' equity of $5,045,000. Since its inception in January 1990, the Company has experienced continuing negative cash flow from operations, which, prior to the December 1996 IPO, resulted in the Company's inability to pay certain existing liabilities in a timely manner. The Company has financed its operations through private funding of equity and debt and through the proceeds generated from its December 1996 initial public offering.

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

      The Company's management team has developed a financial plan to address its working capital requirements. On March 6, 2000, the Company entered into a series of subscription agreements for the sale of up to $10,000,000 of 5% Cumulative Convertible Series A Preferred Stock, from which the Company has received net proceeds of $6,820,000, to date.

      The remaining $2,500,000 in Preferred Stock funding will not occur until certain criteria have been met, including stock price requirements of the Company's common stock.

      On April 18, 2000 the Company signed a Letter of Intent for an "equity line" which permits the Company to sell up to $ 20,000,000 of its common stock through a Regulation D offering to a private investor. In connection with the sale, the company will issue 250,000 warrants with a three-year life. The Company expects to close the deal on or before August 15, 2000, and believes it will be able to able to begin equity draws in the third quarter of 2000.

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

      In June 1999, the Company sold its 200,000 square-foot building to The Abbey Company and leases it back. The purchase price of the building was $9,800,000 and the term of the lease is eighteen years plus an option to extend the lease for an additional ten years. Monthly payments under the terms of the leaseback are approximately $106,000 and will be adjusted annually, after the first year, for changes in the Consumer Price Index, not to exceed 3% per annum. The rent for periods after the eighteenth year would be at fair market rental value.

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

      The Company had no material capital commitments at June 30, 2000, other than discussed elsewhere in this report. As the certificate process nears completion and production activity commences, the Company intends to hire a number of additional employees, which will require substantial capital resources. The Company anticipates that it will hire up to 200 employees over the next twelve months, including engineers and manufacturing technicians necessary to produce its aircraft.


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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports pm Form 8-K

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


Dated:  August 11, 2000