Form 10QSB
period 2000-09-30
ADVANCED AERODYNAMICS & STRUCTURES INC/
filed 2000-11-14
CIK 1019825

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

 (State or other jurisdiction of                (I.R.S. Employer Identification)
   incorporation or organization)

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

                              YES [X]      NO [_]

     As of November 14, 2000, the issuer had outstanding 66,709 shares of Series A 5% Cumulative Convertible Preferred Stock, 7,707,006 shares of Class A Common Stock, 1,900,324 shares of Class B Common Stock, 4,000,000 shares of Class E-1 Common Stock and 4,000,000 shares of Class E-2 Common stock.

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

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET

                                                                                                            September 30,
                                                                                                                2000
                                                                                                             (unaudited)
                                                                                                            --------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                                                  $    637,000
  Short term investments                                                                                          923,000
  Prepaid expenses                                                                                                194,000
                                                                                                            --------------
   Total current assets                                                                                         1,754,000
Property, plant and equipment, net                                                                             12,592,000
Other assets                                                                                                      196,000
                                                                                                            --------------
   Total assets                                                                                              $ 14,542,000
                                                                                                            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                                           $    411,000
  Capital lease obligation current portion                                                                        244,000
  Other accrued liabilities                                                                                       659,000
                                                                                                            --------------
   Total current liabilities                                                                                    1,314,000
Capital lease obligation, long term                                                                             9,465,000
Deferred revenue                                                                                                1,787,000
                                                                                                            --------------
   Total liabilities                                                                                           12,566,000

Stockholders' equity
  Preferred Stock, par value $.0001 per share; 5,000,000 shares authorized; no shares issued and
   outstanding                                                                                                         --
  Series A 5% Cumulative Convertible Preferred Stock, par value $.0001 per share; 100,000 shares
   authorized; 67,264 shares issued and outstanding                                                             4,385,000
  Class A Common Stock, par value $.0001 per share; 60,000,000 shares authorized; 7,336,302 shares
   issued and outstanding                                                                                           1,000
  Class B Common Stock, par value $.0001 per share; 10,000,000 shares authorized; 1,900,324 shares
   issued and outstanding                                                                                              --
  Class E-1 Common Stock; par value $.0001 per share; 4,000,000 shares authorized; 4,000,000 shares
   issued and outstanding                                                                                              --
  Class E-2 Common Stock; par value $.0001 per share; 4,000,000 shares authorized; 4,000,000 shares
   issued and outstanding                                                                                              --
Warrants to purchase common stock                                                                                      --
   Public Warrants                                                                                                473,000
   Class A Warrants                                                                                            13,412,000
   Class B Warrants                                                                                             4,632,000
Unrealized gain in equity                                                                                           7,000
Additional paid-in capital                                                                                     36,488,000
Deficit accumulated during the development stage                                                              (57,422,000)
Total stockholders' equity                                                                                      1,976,000
                                                                                                            -------------
Total liabilities and stockholder's equity                                                                   $ 14,542,000
                                                                                                            =============

                 See accompanying notes to financial statements

                    ADVANCED AERODYNAMICS & STRUCTRUES, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF OPERATIONS

                                                                                                                      Period from
                                                                                                                    January 26, 1990
                                                              Three Months Ended            Nine Months Ended         (inception)
                                                                 September 30,                 September 30,        to September 30,
                                                                 -------------                 -------------        ----------------
                                                             1999            2000           1999           2000          2000
                                                             ----            ----           ----           ----          ----
Interest Income                                          $    86,000    $    38,000    $   299,000    $   121,000    $   2,864,000
Other Income                                                   4,000          3,000          5,000         10,000        1,332,000
                                                         -----------    -----------    -----------    -----------    -------------
                                                              90,000         41,000        304,000        131,000        4,196,000
Cost and Expenses:
Research and development costs                             1,369,000      1,809,000      3,663,000      3,287,000       34,053,000
General and administrative expenses                          946,000        949,000      2,982,000      2,370,000       20,248,000
Loss on disposal of assets                                        --             --             --             --          755,000
Realized loss (gain) on sale of investments                       --         (5,000)            --         43,000           73,000
Interest expense                                             311,000        459,000        778,000      1,441,000        4,786,000
In-process research and development acquired                      --             --             --             --          761,000
                                                         -----------    -----------    -----------    -----------    -------------
                                                           2,626,000      3,212,000      7,423,000      7,141,000       60,676,000
Loss before extraordinary item                            (2,536,000)    (3,171,000)    (7,119,000)    (7,010,000)     (56,480,000)
Extraordinary loss on retirement of Bridge Notes                  --             --             --             --         (942,000)
                                                         -----------    -----------    -----------    -----------    -------------
Net loss                                                 $(2,536,000)   $(3,171,000)   $(7,119,000)   $(7,010,000)    $(57,422,000)
                                                                                                                     =============
Net loss per common share                                $      (.28)   $      (.36)   $      (.80)   $      (.80)
                                                         -----------    -----------    -----------    -----------
Weighted average number of common shares outstanding       8,900,000      9,040,744      8,900,000      8,946,915
                                                         ===========    ===========    ===========    ===========

                See accompanying notes to financial statements.

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                       Statement of Stockholders' Equity


                                                                                         Common Stock           Common Stock
                                                             Preferred Stock               Class A                Class B
                                                          Shares           Amount     Shares    Amount     Shares       Amount
Common stock issued                                                    $       --                $   --      418,094        $ --
Common stock issued in exchange for
  in-process research and development                                                                        201,494          --
Imputed interest on advances from stockholder
Conversion of stockholder advances                                                                           598,011          --
Conversion of officer loans                                                                                  187,118          --
Stock issued in consideration for services
  in 1994, 1995, and 1996                                                                                    595,283          --
Imputed interest on advances from stockholder
Net proceeds from initial public offering of Units                                  6,000,000    $1,000
Net proceeds from exercise of over-allotment option                                   900,000        --
Warrants issued in connection with issuance
  of Bridge Notes
Net loss from inception to December 31, 1996
Balance at December 31, 1996                                    --             --   6,900,000     1,000    2,000,000          --
Adjustment to proceeds from initial public offering
  and exercise of over-allotment option
Net Loss
Balance at December 31, 1997                                    --                  6,900,000     1,000    2,000,000          --
Conversion of Class B to A Common Stock                                                99,676                (99,676)
Net Loss
Balance at December 31, 1998                                    --     $       --   6,999,676    $1,000    1,900,324        $ --
  Net Loss
Unrealized loss on investments
Comprehensive Loss
Balance at December 31, 1999                                    --     $       --   6,999,676    $1,000    1,900,324        $ --
Net proceeds from issuance of Preferred stock               75,000      4,698,000
Conversion of Preferred Stock to Class A                    (7,736)      (495,000)    336,626
Amortization on discount of Preferred Stock                               182,000
Unrealized gain on investments
Net loss
Comprehensive loss
Balance as of Sept. 30, 2000                                67,264     $4,385,000   7,336,302    $1,000    1,900,324        $ --


                                                          Common Stock           Common Stock
                                                            Class E-1             Class E-2          Public      Class A    Class B
                                                       Shares       Amount    Shares      Amount    Warrants    Warrants   Warrants
                                                                                                    --------    --------   --------
Common stock issued                                     836,189     $  --      836,189     $ --   $    --   $    --       $   --
Common stock issued in exchange for
  in-process research and development                   402,988        --      402,988       --
Imputed interest on advances from stockholder
Conversion of stockholder advances                    1,196,021        --    1,196,021       --
Conversion of officer loans                             374,236        --      374,236       --
Stock issued in consideration for services
  in 1994, 1995, and 1996                             1,190,566        --    1,190,566       --
Imputed interest on advances from stockholder
Net proceeds from initial public offering of Units                                                            9,583,000    4,166,000
Net proceeds from exercise of over-allotment option                                                           1,707,000      466,000
Warrants issued in connection with issuance
  of Bridge Notes                                                                                  473,000
Net loss from inception to December 31, 1996
Balance at December 31, 1996                          4,000,000        --    4,000,000       --    473,000   11,290,000    4,632,000
Adjustment to proceeds from initial public offering
  and exercise of over-allotment option
Net Loss
Balance at December 31, 1997                          4,000,000        --    4,000,000       --    473,000   11,290,000    4,632,000
Conversion of Class B to A Common Stock
Net Loss
Balance at December 31, 1998                          4,000,000     $  --    4,000,000     $ --   $473,000  $11,290,000   $4,632,000
  Net Loss
Unrealized loss on investments
Comprehensive Loss
Balance at December 31, 1999                          4,000,000     $  --    4,000,000     $ --   $473,000  $11,290,000   $4,632,000
Net proceeds from issuance of Preferred stock                                                                 2,122,000
Conversion of Preferred Stock to Class A
Amortization on discount of Preferred Stock
Unrealized gain on investments
Net loss
Comprehensive loss
Balance as of Sept. 30, 2000                          4,000,000     $  --    4,000,000     $ --   $473,000  $13,412,000   $4,632,000


                                                                                                      Deficit
                                                                                   Accumulated      Accumulated
                                                                    Additional        Other          During the
                                                                     Paid-in       Comprehensive     Development
                                                                     Capital          Losses            Stage            Total
                                                                    --------          ------            -----            -----
Common stock issued                                                $ 7,500,000                      $         --     $  7,500,000
Common stock issued in exchange for
  in-process research and development                                  361,000                                            361,000
Imputed interest on advances from stockholder                          799,000                                            799,000
Conversion of stockholder advances                                  10,728,000                                         10,728,000
Conversion of officer loans                                            336,000                                            336,000
Stock issued in consideration for services
  in 1994, 1995, and 1996                                            1,507,000                                          1,507,000
Imputed interest on advances from stockholder                           11,000                                             11,000
Net proceeds from initial public offering of Units                  12,566,000                                         26,316,000
Net proceeds from exercise of over-allotment option                  1,922,000                                          4,095,000
Warrants issued in connection with issuance
  of Bridge Notes                                                                                                         473,000
Net loss from inception to December 31, 1996                                                          24,328,000       24,328,000
Balance at December 31, 1996                                        35,730,000                       (24,328,000)      27,798,000
Adjustment to proceeds from initial public offering
  and exercise of over-allotment option                                (78,000)                                           (78,000)
Net Loss                                                                                              (6,625,000)      (6,625,000)
Balance at December 31, 1997                                        35,652,000                       (30,953,000)      21,095,000
Conversion of Class B to A Common Stock
Net Loss                                                                                             (10,118,000)     (10,118,000)
Balance at December 31, 1998                                       $35,652,000                      $(41,071,000)    $ 10,977,000
  Net Loss                                                                                            (9,341,000)      (9,341,000)
Unrealized loss on investments                                                        (32,000)                            (32,000)
                                                                                                                     ------------
                                                                                                                       (9,373,000)
Comprehensive Loss
Balance at December 31, 1999                                       $35,652,000       $(32,000)      $(50,412,000)    $  1,604,000
Net proceeds from issuance of Preferred stock                          341,000                                          7,161,000
Conversion of Preferred Stock to Class A                               495,000
Amortization on discount of Preferred Stock                                                                               182,000
Unrealized gain on investments                                                         39,000                              39,000
Net loss                                                                                              (7,010,000)      (7,010,000)
                                                                                                                     ------------
                                                                                                                       (6,971,000)

Comprehensive loss
Balance as of Sept. 30, 2000                                       $36,488,000       $  7,000       $(57,422,000)    $  1,976,000

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF CASH FLOWS



                                                                                                                PERIOD FROM
                                                                                       NINE MONTHS           JANUARY 26, 1990
                                                                                   ENDED SEPTEMBER 30,        (INCEPTION) TO
                                                                              ---------------------------      SEPTEMBER 30,
                                                                                    1999           2000            2000
                                                                              -------------   ------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $(7,119,000)   $(7,010,000)      $(57,422,000)
   Adjustments to reconcile net loss to net cash used in operating
    activities:                                                                          -              -
    Noncash stock compensation expense                                                   -              -          1,207,000
    Noncash interest expense                                                             -        341,000            677,000
    Cost of in-process research and development acquired                                 -              -            761,000
    Imputed interest on advances from stockholder                                                                    810,000
    Interest income from restricted cash invested                                 (182,000)             -           (474,000)
    Extraordinary loss on retirement of Bridge Notes                                     -              -            942,000
    Depreciation and amortization                                                  547,000      1,103,000          4,728,000
    Loss on disposal of assets                                                           -              -            755,000
    Realized Loss on sale of investments                                                 -         42,000             72,000
    Changes in operating assets and liabilities:
        Decrease (Increase) in prepaid expenses and other current assets            44,000       (118,000)           (21,000)
        Increase in other assets                                                    (5,000)        (2,000)          (196,000)
        (Decrease) Increase in accounts payable                                 (1,257,000)        20,000           (977,000)
        (Decrease) Increase in accrued liabilities                                (346,000)       120,000          1,766,000
        Increase in deferred revenue                                                45,000         70,000          1,560,000
                                                                               -----------    -----------       ------------
Net cash used in operating activities                                           (8,273,000)    (5,434,000)       (45,812,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in construction in progress                                                                             (446,000)
   Proceeds from insurance claims upon loss of aircraft                                  -              -             30,000
   Proceeds from sales of assets                                                 9,800,000                         9,803,000
   Capital expenditures                                                            (21,000)    (2,488,000)        (8,331,000)
   Purchase of certificate of deposit                                                    -              -         (1,061,000)
   Proceeds from redemption of certificate of deposit                                                              1,061,000
   Purchase of investments                                                      (6,034,000)    (2,626,000)       (36,346,000)
   Proceeds from maturities of investments in bonds                                                                  828,000
   Proceeds from sale of investments                                             2,012,000      4,028,000         34,530,000
   Restricted cash from long term debt                                                                            (8,500,000)
   Decrease in restricted cash                                                     683,000                           405,000
                                                                               -----------    -----------       ------------
Net cash provided by (used in) investing activities                              6,440,000     (1,086,000)        (8,027,000)
FINANCING ACTIVITIES:
   Adjustment to net proceeds from initial public offering and exercise of
    over allotment option                                                                                            (78,000)
   Net Proceeds from issuance of convertible preferred stock & warrants                  -      6,820,000          6,820,000
   Advances from stockholder                                                             -              -         10,728,000
   Proceeds from issuance of common stock prior to initial public offering               -              -          7,500,000
   Net proceeds from initial public offering and exercise of over-allotment
    option                                                                               -              -         30,411,000
   Net proceeds from bridge financing                                                    -              -          6,195,000
   Net proceeds from loans from officers                                                 -              -            336,000
   Payments on obligation under Capital Lease Obligations                         (136,000)      (161,000)          (436,000)
   Repayment of bridge financing                                                         -              -         (7,000,000)
                                                                               -----------    -----------       ------------

Net cash (used in) provided by financing activities                               (136,000)     6,659,000         54,476,000
                                                                               -----------    -----------       ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (1,969,000)       139,000            637,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 2,153,000        498,000                  -
                                                                               -----------    -----------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $   184,000    $   637,000       $    637,000
                                                                               ===========    ===========       ============
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                                                            778,000        917,000          2,893,000
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Stockholder advances converted to common stock                                                                 10,728,000
   Loans from officer converted to common stock                                                                       36,000
   Common stock issued for noncash consideration and compensation                                                  1,507,000
   Liabilities assumed from ASI                                                                                      400,000
   Common stock issued for in-process research and development acquired                                              361,000
   Equipment acquired under capital leases                                      10,047,000                         9,894,000
   Deposit surrendered as payment for rents due                                                                       80,000
   Construction in progress acquired with restricted cash                        5,496,000                         8,578,000
   Repayment of long term debt with restricted cash                                                                8,500,000

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements
                                  (unaudited)

1.  GENERAL

     In the opinion of the Company's management, the accompanying unaudited financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at September 30, 2000 and the results of operations and cash flows for the nine months ended September 30, 2000 and September 30, 1999 respectively and for the period from January 26, 1990 (inception) to September 30, 2000. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for any other interim period or the full year.

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

     The Company's management team has been developing a financial plan to address its working capital requirements. Additionally, the commencement of production and the collection of progress payments starting in December 2000, is imperative to the success of management's financial plan to meet its working capital requirements. There can be no assurances however, that the current timetable for completion of the development and certification of the aircraft will not be delayed beyond the current fiscal year. While there is no assurance that additional financing will be available, the Company's management believes that it has developed a financial plan that if executed successfully, will substantially improve the Company's ability to meet its working capital requirements.


2.  NET LOSS PER COMMON SHARE

     The Company's net loss per common share was computed based on the weighted average number of shares of common stock outstanding during the nine month periods ended September 30, 2000 and 1999 and excludes all outstanding shares of Class E-1 and Class E-2 Common Stock because the conditions for the lapse of restrictions on such shares have not been satisfied. There is no difference between the loss per common share amounts computed for basic and dilutive purposes because the impact of convertible preferred stock, options and warrants outstanding are anti-dilutive.


3. STOCKHOLDERS' EQUITY

     As of September 30, 2000, the Company received $6,820,000 in net cash proceeds related to an agreement to issue up to 100,000 shares of 5% Cumulative Convertible Series A Preferred Stock with a par value of $.0001 and Common Stock Purchase Warrants to purchase Class A Common Stock, for the aggregated purchase price of $10 million. For consideration received in the funding to date, the Company issued 75,000 shares of Preferred stock and 897,000 detachable warrants and paid $680,000 in commissions and legal fees.

Additionally, as consideration for the transaction a warrants to purchase up to 718,000 shares of Class A Common Stock were issued. A fair value of $1,178,000 for the detachable warrants has been included in stockholders equity and as a discount to the Preferred Stock. Amortization expense was for the period ended September 30, 2000 and included in interest expense. The additional warrants issued as consideration for the transaction were value at $944,000 and are included in Stockholder's equity. The related expense was netted against the proceeds of the Preferred Stock. The fair value for these warrants was estimated at the dates of grant using a black-scholes pricing model with the following weighted-average assumptions: risk-free interest rates of 6.43% to 6.36%; dividend yields of 0%; a volatility factor of .866 and an expected life of the option of 3 years. The remaining $2,500,000 in funding will not occur until certain criteria have been met, including stock price requirements of the Company's Common Stock. Terms for the additional warrants are similar to the terms of the detachable warrants issued with the Preferred Stock.

     Holders of the Preferred Stock are entitled to receive cash dividends, payable quarterly and have preferential liquidation rights above all other issuances of Common Stock for an amount equal to the stated value. The Preferred Stock and unpaid dividends is convertible into shares of Common Stock equal to an amount determined by the market value at the date of close of the common stock, adjusted for changes in the market price prior to the conversion. The Preferred stockholders do not have voting rights. The Warrants are callable in installments after the registration is effective. The Company has reserved 4,000,000 of its Class A Common Stock for the conversion of the Preferred Stock. As of September 30, 2000, the Company has dividend in arrears for the Preferred Shares totaling $163,000.

     On August 11, 2000, the Company closed a Private Equity Line of Credit Agreement with private investors. These investors have committed to purchase up to $20,000,000 of Common Stock over the course of two years. This private placement agreement provides the Company to request, at the Company's sole discretion, that the investors purchase certain amounts of shares every 30 days at a price equal to 92% or 93% of the market price. Each request will be for a minimum of $200,000 and subject to a maximum of $1,500,000. In connection with the Equity Line Agreement, warrants to purchase 250,000 will be issued with a strike price of $3.15 per share.

     Prior to September 30, 2000, various Preferred Stock Holder's converted a total of 7,736 shares into 336,626 shares of Class A Common Stock. No Warrants have been exercised during the nine-month period ended September 30, 2000.

4. SUBSEQUENT EVENT

     Subsequent to September 30, 2000, the Company received its first funding from the Private Equity Line of Credit in the month of October 2000, of which the net proceeds received was $632,000. In return, the company issued 338,530 shares of Class A Common Stock, based on the Private Equity Line of Credit Agreement.

     In addition, subsequent to September 30, 2000, two Preferred Stock Holders converted a total of 555 shares to 32,174 Class A Common Shares. No warrants were exercised during this time.

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

 .    Commencing production of the JETCRUZER 500.  The Company anticipates that production will start at a rate of 2 to 4 planes per month.

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

     The Company entered into a subscription agreement for the sale of up to $10,000,000 of 5% Cumulative Convertible Series A Preferred Stock, of which to date the Company has received net cash, proceeds of $6,820,000.

     The Company's management believes that its current working capital, the additional funding obtained in June 2000 and its new equity line of $20,000,000, which includes proceeds of $632,000 received to date, along with the customer progress payments commencing in December 2000, will be sufficient to finance its plan of operations through the end of the first quarter of 2001. However, there can be no assurances that the current timetable for completion of the development and certification of the aircraft will not be delayed beyond the current fiscal year. If the Company's estimates prove to be incorrect, or additional sources of financing prove to be unavailable, if needed, the Company will have to curtail its development plans.


LIQUIDITY AND CAPITAL RESOURCES


     At September 30, 2000, the Company had working capital of $440,000 and stockholders' equity of $1,976,000. Since its inception in January 1990, the Company has experienced continuing negative cash flow from operations, which, prior to the December 1996 IPO, resulted in the Company's inability to pay certain existing liabilities in a timely manner. The Company has financed its operations through private funding of equity and debt and through the proceeds generated from its December 1996 initial public offering.

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

     The remaining $2,500,000 in Preferred Stock funding will not occur until certain criteria have been met, including stock price requirements of the Company's common stock. The Company expects to receive some or all of the Preferred Stock funding by the end of the fourth quarter.

     On August 11, 2000 the Company finalized an "equity line" which permits the Company to sell up to $ 20,000,000 of its common stock through a Regulation D offering to a private investor. In connection with the sale, the Company will issue 250,000 warrants with a three-year life. The first equity draw from the "equity line" was executed on October 3, 2000, in which the Company has received net proceeds in the amount of $632,000.

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

     The Company had no material capital commitments at September 30, 2000, other than discussed elsewhere in this report. As the certification process nears completion and production activity commences, the Company intends to hire a number of additional employees, which will require substantial capital resources. The Company anticipates that it will hire up to 200 employees over the next twelve months, including engineers and manufacturing technicians necessary to produce its aircraft.

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


Dated:  November 10, 2000