Form 10QSB
period 2001-03-31
ADVANCED AERODYNAMICS & STRUCTURES INC/
filed 2001-05-21
CIK 1019825

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                  (Mark One)
       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

                                YES [X]  NO [_]

     As of May 16, 2001, the issuer had outstanding 50,062 shares of Series A 5% Cumulative Convertible Preferred Stock, 22,265,160 shares of Class A Common Stock, 1,900,324 shares of Class B Common Stock, 4,000,000 shares of Class E-1 Common Stock and 4,000,000 shares of Class E-2 Common stock.

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.

                               TABLE OF CONTENTS

                                                                          Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                              3
Item 2.   Plan of Operations                                               11

PART II.  OTHER INFORMATION                                                15

Item 6.   Exhibits and Reports on Form 8-K                                 15

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET

                                                                                                    March 31,
                                                                                                       2001
                                                                                                   -----------
                                                                                                   (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                                                       $  3,043,000
    Prepaid expenses                                                                                     108,000
                                                                                                    ------------
      Total current assets                                                                             3,151,000
Property, plant and equipment, net                                                                    12,643,000
Restricted cash                                                                                          405,000
Other assets                                                                                             315,000
                                                                                                    ------------
      Total assets                                                                                  $ 16,514,000
                                                                                                    ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
    Accounts payable                                                                                $  1,886,000
    Capital lease obligation current portion                                                             361,000
    Other accrued liabilities                                                                            403,000
                                                                                                    ------------
      Total current liabilities                                                                        2,650,000
Capital lease obligation, long term                                                                    9,544,000
Convertible debenture, long term (net discount of $1,320,000)                                          2,749,000
Deferred revenue                                                                                       2,078,000
                                                                                                    ------------
      Total liabilities                                                                               17,021,000
                                                                                                    ------------
Stockholders' Deficiency
    Preferred Stock, par value $.0001 per share; 5,000,000 shares authorized; no shares issued
        and outstanding                                                                                       --
    Series A 5% Cumulative Convertible Preferred Stock, par value $.0001 per share; 100,000
        shares authorized; 54,533 shares issued and outstanding                                        3,890,000
    Class A Common Stock, par value $.0001 per share; 85,000,000 shares authorized; 20,116,280
        shares issued and outstanding                                                                     12,000
    Class B Common Stock, par value $.0001 per share; 10,000,000 shares authorized; 1,900,324
        shares issued and outstanding                                                                         --
    Class E-1 Common Stock; par value $.0001 per share; 4,000,000 shares authorized; 4,000,000
        shares issued and outstanding                                                                         --
    Class E-2 Common Stock; par value $.0001 per share; 4,000,000 shares authorized; 4,000,000
        shares issued and outstanding                                                                         --
Warrants to purchase common stock
      Warrants                                                                                         3,895,000
      Public Warrants                                                                                    473,000
      Class A Warrants                                                                                11,290,000
      Class B Warrants                                                                                 4,632,000
Additional paid-in capital                                                                            44,920,000
Deficit accumulated during the development stage                                                     (69,619,000)
                                                                                                    ------------
Total stockholders' deficiency                                                                          (507,000)
                                                                                                    ------------
Total liabilities and stockholders' deficiency                                                      $ 16,514,000
                                                                                                    ============

                See accompanying notes to financial statements

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF OPERATIONS

                                                                                      Period from
                                                                                    January 26, 1990
                                                          Three Months Ended         (inception) to
                                                               March 31,                March 31,
                                                         2000           2001              2001
                                                      ----------     ----------     ----------------
Interest income                                        $    48,000    $     1,000    $  2,819,000
Other income                                                 3,000             --       1,390,000
                                                       -----------    -----------    ------------
                                                            51,000          1,000       4,209,000
Cost and expenses:
Research and development costs                             384,000      1,775,000      38,882,000
General and administrative expenses                        779,000        937,000      22,358,000
Loss on disposal of assets                                      --             --         755,000
Realized loss on sale of investments                        43,000             --          66,000
Interest expense                                           278,000      1,963,000       6,246,000
In-process research and development acquired                    --             --         761,000
                                                       -----------    -----------    ------------
                                                         1,484,000      4,675,000      69,068,000
                                                       -----------    -----------    ------------
Loss before extraordinary item                          (1,433,000)    (4,674,000)    (64,859,000)
Extraordinary loss on retirement of Bridge Notes                --            --         (942,000)
                                                                                     ------------
Net loss                                               $(1,433,000)    (4,674,000)   $(65,801,000)
                                                       ===========    ===========    ============
Loss per share before extraordinary item               $      (.16)          (.32)
                                                       -----------    -----------
Net loss per share                                     $      (.16)          (.32)
                                                       ===========    ===========
Weighted average number of shares outstanding            8,900,000     15,465,000
                                                       ===========    ===========

                See accompanying notes to financial statements.


                                             ADVANCED AERODYNAMICS & STRUCTURES, INC.
                                                   (A DEVELOPMENT STAGE ENTERPRISE)

                                                 Statement of Stockholders' Deficiency

  ---------------------------------------------------------------------------------------------------------------------------------
                                                             Common Stock
  ---------------------------------------------------------------------------------------------------------------------------------
                                      Preferred Stock            Class A                 Class B                  Class E-1
  ---------------------------------------------------------------------------------------------------------------------------------
                                   Shares       Amount      Shares      Amount       Shares      Amount       Shares      Amount
  ---------------------------------------------------------------------------------------------------------------------------------
Common stock issued                          $     -                 $     -         418,094    $     -       836,189           -

Common stock issued in
     exchange for in-process
     research and development                                                        201,494          -       402,988           -

Imputed interest on advances
      from stockholder

Conversion of stockholder
     advances                                                                        598,011          -     1,196,021           -

Conversion of officer loans                                                          187,118          -       374,236           -

Stock issued in consideration
     for services in 1994, 1995,
     and 1996                                                                        595,283          -     1,190,566           -

Imputed interest on advances
     from stockholder

Net proceeds from initial public
     offering of Units                                   6,000,000     1,000

Net proceeds from exercise of
     over-allotment option                                 900,000         -

Warrants issued in connection
     with issuance of Bridge
     Notes

Net loss from inception to
     December 31, 1996
                                  -------------------------------------------------------------------------------------------------
Balance at December
   31, 1996                             -          -     6,900,000     1,000       2,000,000          -      4,000,000          -

Adjustment to proceeds from
   initial public offering and
   exercise of overallotment
   option

Net Loss
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 1997            -          -     6,900,000     1,000       2,000,000          -      4,000,000          -

Conversion of Class B to A
   Common Stock                                             99,676                   (99,676)

Net Loss                          -------------------------------------------------------------------------------------------------

Balance at December 31, 1998                             6,999,676     1,000       1,900,324          -      4,000,000          -

Net Loss

Unrealized loss on investments
Comprehensive Loss                -------------------------------------------------------------------------------------------------

Balance at December 31, 1999            -          -     6,999,676     1,000       1,900,324          -      4,000,000          -

  ---------------------------------------------------------------------------------------------------------------------------------
                                                             Common Stock
  ---------------------------------------------------------------------------------------------------------------------------------
                                        Class E-2
  ---------------------------------------------------------------------------------------------------------------------------------
                                                                         Public       Class A    Class B       Additional
                                   Shares       Amount      Warrants    Warrants     Warrants    Warrants    Paid-In-Capital
  ---------------------------------------------------------------------------------------------------------------------------------
Common stock issued                836,189   $     -        $     -  $               $          $     -       $7,500,000

Common stock issued in
     exchange for in-process
     research and development      402,988         -                                                             361,000

Imputed interest on advances
      from stockholder                                                                                           799,000

Conversion of stockholder
     advances                    1,196,021         -                                                          10,728,000

Conversion of officer loans        374,236         -                                                             336,000

Stock issued in consideration
     for services in 1994, 1995,
     and 1996                    1,190,566         -                                                           1,507,000

Imputed interest on advances
     from stockholder                                                                                             11,000

Net proceeds from initial public
     offering of Units                                                                9,583,000  4,166,000    12,566,000

Net proceeds from exercise of
     over-allotment option                                                            1,707,000    466,000     1,922,000

Warrants issued in connection
     with issuance of Bridge
     Notes                                                              473,000

Net loss from inception to
     December 31, 1996
                                 --------------------------------------------------------------------------------------------------
Balance at December
   31, 1996                      4,000,000         -                    473,000      11,290,000  4,632,000    35,730,000

Adjustment to proceeds from
   initial public offering and
   exercise of overallotment
   option                                                                                                        (78,000)

Net Loss
                                 --------------------------------------------------------------------------------------------------
Balance at December 31, 1997     4,000,000        -                     473,000      11,290,000  4,632,000    35,652,000

Conversion of Class B to A
   Common Stock

Net Loss                         --------------------------------------------------------------------------------------------------

Balance at December 31, 1998     4,000,000        -                     473,000      11,290,000  4,632,000    35,652,000

Net Loss

Unrealized loss on investments
Comprehensive Loss               --------------------------------------------------------------------------------------------------

Balance at December 31, 1999     4,000,000        -                     473,000      11,290,000  4,632,000    35,652,000



  ------------------------------------------------------------------------------------------------------------
                                                             Common Stock
  ------------------------------------------------------------------------------------------------------------
                                        Accumulated
                                           Other            Deficit Accumulated
                                      Comprehensive             During the
                                          Losses             Development Stage             Total
  ----------------------------------------------------------------------------------------------------------
Common stock issued                   $                     $                                   $7,500,000

Common stock issued in
     exchange for in-process
     research and development                                                                      361,000

Imputed interest on advances
      from stockholder                                                                             799,000

Conversion of stockholder
     advances                                                                                   10,728,000

Conversion of officer loans                                                                        336,000

Stock issued in consideration
     for services in 1994, 1995,
     and 1996                                                                                    1,507,000

Imputed interest on advances
     from stockholder                                                                               11,000

Net proceeds from initial public
     offering of Units                                                                          26,316,000

Net proceeds from exercise of
     over-allotment option                                                                       4,095,000

Warrants issued in connection
     with issuance of Bridge
     Notes                                                                                         473,000

Net loss from inception to
     December 31, 1996                                         24,328,000                       24,328,000
                                  ----------------------------------------------------------------------------
Balance at December
   31, 1996                                                   (24,328,000)                      27,798,000

Adjustment to proceeds from
   initial public offering and
   exercise of overallotment
   option                                                                                          (78,000)

Net Loss                                                       (6,625,000)                      (6,625,000)
                                  ----------------------------------------------------------------------------

Balance at December 31, 1997                                  (30,953,000)                      21,095,000

Conversion of Class B to A
   Common Stock                                               (10,118,000)                     (10,118,000)

Net Loss                          ----------------------------------------------------------------------------

Balance at December 31, 1998                                  (41,071,000)                      10,977,000

Net Loss                                                       (9,341,000)                      (9,341,000)

Unrealized loss on investments         (32,000)                                                    (32,000)
Comprehensive Loss                                                                              (9,373,000)
                                  ----------------------------------------------------------------------------
Balance at December 31, 1999           (32,000)               (50,412,000)                       1,604,000

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

               Statement of Stockholders' Deficiency (continued)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                         COMMON STOCK
-----------------------------------------------------------------------------------------------------------------------------------
                                       Preferred Stock                 Class A                   Class B               Class E-1
                                     -------------------        ---------------------      ---------------------    ---------------
                                      Shares     Amount         Shares         Amount      Shares         Amount    Shares   Amount
                                     ----------------------------------------------------------------------------------------------
  Net proceeds from issuance of
    preferred stock                   79,800   $5,034,000            -         $    -           -         $                   $

  Conversion of Preferred Stock
    to Class A C                     (10,891)    (687,000)     712,663              -           -

  Net proceeds from Equity Line
   Plan                                                      1,252,160

  Amortization of discount of
    Preferred Stock                               278,000

  Amortization on warrants attached
    to common stock

  Unrealized gain on estments

  Net Loss
                                     ----------------------------------------------------------------------------------------------
  Comprehensive loss
                                     ==============================================================================================

Balance at December 31, 2000          68,909  $ 4,625,000    8,964,499         $1,000   1,900,324       $     -    4,000,000
                                     ----------------------------------------------------------------------------------------------
  Conversion of Preferred Stock
    to Class A                       (17,726)  (1,102,000)   6,983,117          7,000           -

  Amortization on discount of
    Preferred Stock                                67,000

  Amortization on warrant of Common
    Stock

  Net proceeds from
    Equity Line Plan                                         4,168,664          4,000

  Issuance of warrants
    attached to debentures

  Issusance of Preferred
    Stock                              3,350      300,000

  Net loss
                                     ----------------------------------------------------------------------------------------------
  Balance at March 31, 2001           54,533  $ 3,890,000   20,116,280        $12,000   1,900,324    $     -       4,000,000
                                     ==============================================================================================
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          COMMON STOCK
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Class E-2
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            Public    Class A     Class B           Addition
                                         Shares     Amount      Warrants   Warrants   Warrants    Warrants       Paid-In Capital
                                        -------------------------------------------------------------------------------------------
  Net proceeds from issuance of
    preferred stock                               $             $2,217,000                        $              $3,302,000

  Conversion of Preferred Stock
    to Class A C                                                                                                    687,000

  Net proceeds from Equity Line
   Plan                                                            358,000                                          863,000

  Amortization on discount of
    Preferred Stock

  Amortization on warrants attached
    to common stock
  Unrealized gain on investments                                                                                     45,000

  Net Loss
                                        ------------------------------------------------------------------------------------------
  Comprehensive loss
                                        ==========================================================================================

Balance at December 31, 2000            4,000,000 $     -       $2,575,000 $473,000   $11,290,000 $ 4,632,000    $ 40,549,000
                                        ------------------------------------------------------------------------------------------
  Conversion of Preferred Stock
    to Class A                                                                                                      1,192,000

  Amortization of discount of
    Preferred Stock

  Amortization of warrant of Common
    Stock                                                                                                              29,000

  Net proceeds from Equity Line Plan                                                                                1,455,000

  Issuance of warrants
    attached to debentures                                       1,320,000                                          1,695,000

  Issuance of Preferred
    Stock

  Net loss

                                        ------------------------------------------------------------------------------------------
  Balance at March 31, 2001             4,000,000 $   -         $3,895,000 $473,000   $11,290,000 $4,632,000     $ 44,920,000
                                        ==========================================================================================
------------------------------------------------------------------------------------------------------------------------------------
                                                                          COMMON STOCK
------------------------------------------------------------------------------------------------------------------------------------
                                          Accumulated
                                            Other                    Deficit Accumulated
                                         Comprehensive                  During the
                                            Losses                   Development Stage                  Total
                                        ------------------------------------------------------------------------------------------
  Net proceeds from issuance of
    preferred stock                      $                            $  (3,302,000)                 $  7,251,000

  Conversion of Preferred Stock
    to Class A C                                                                                                -

  Net proceeds from Equity Line
   Plan                                                                                                 1,221,000

  Amortization on discount of
    Preferred Stock                                                        (278,000)                            -

  Amortization on warrants attached
    to common stock                                                         (45,000)                            -
  Unrealized gain on investments              32,000                                                       32,000

  Net Loss                                                              (10,715,000)                  (10,715,000)
                                        ------------------------------------------------------------------------------------------
  Comprehensive loss                                                                                  (10,683,000)
                                        ==========================================================================================
  Balance at December 31, 2000          $          -                  $ (64,752,000)                 $   (607,000)
                                        ------------------------------------------------------------------------------------------
  Conversion of Preferred Stock
    to Class A                                                              (97,000)                 $          -

  Amortization on discount of
    Preferred Stock                                                         (67,000)                            -

  Amortization on warrant of Common
    Stock                                                                   (29,000)                            -

  Net proceeds from Equity Line Plan                                                                 $  1,459,000

  Issuance of warrants
    attached to debentures                                                                           $  3,015,000

  Issuance of Preferred
    Stock                                                                                            $    300,000

  Net loss                                                               (4,674,000)                 $ (4,674,000)
                                        ------------------------------------------------------------------------------------------
  Balance at March 31, 2001             $         -                   $ (69,619,000)                 $   (507,000)
                                        ==========================================================================================

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF CASH FLOWS

                                                                                              PERIOD FROM
                                                                                              JANUARY 26
                                                                                                 1990
                                                                                              (INCEPTION)
                                                                QUARTER ENDING MARCH 31,      TO MARCH 31,
                                                                ------------------------   ---------------
                                                                   2000           2001            2001
                                                                ------------------------   ---------------
  OPERATING ACTIVITIES:

     Net loss                                                    $(1,433,000)   $(4,674,000)   $(65,801,000)

     Adjustments to reconcile net loss to net cash used
      in operating activities:                                             -              -
        Noncash stock compensation expense                                 -              -       1,207,000
        Noncash interest expense                                           -              -         336,000
        Beneficial conversion feature on debentures issued                        1,695,000       1,695,000
        Cost of in-process research and development acquired               -              -         761,000
        Imputed interest on advances from stockholder                                     -         810,000
        Interest income from restricted cash invested                      -              -        (474,000)
        Extraordinary loss on retirement of Bridge Notes                   -              -         942,000
        Depreciation and amortization                                431,000        350,000       5,123,000
        Loss on disposal of assets                                         -              -         755,000
        Realized Loss on sale of investments                          43,000              -          66,000
        Changes in operating assets and liabilities:
          Decrease in prepaid expenses and other current assets      (62,000)       (39,000)         65,000
          Decrease in other assets                                                 (109,000)       (315,000)
          Decrease in accounts payable                                37,000        493,000         498,000
          Decrease in accrued liabilities                             58,000       (281,000)      1,510,000
          Decrease in deferred revenue                                50,000        296,000       1,856,000
                                                                   ----------------------------------------
  Net cash used in operating activities                             (876,000)    (2,269,000)    (50,966,000)

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in construction in progress                                  -              -        (446,000)
     Notes from insurance claims upon loss of aircraft                     -              -          30,000
     Notes from sales of assets                                            -              -       9,803,000
     Capital expenditures                                         (1,312,000)      (274,000)     (8,393,000)
     Purchase of certificate of deposit                                    -              -      (1,061,000)
     Proceeds from redemption of certificate of deposit                    -              -       1,061,000
     Purchase of investments                                      (2,595,000)             -     (36,346,000)
     Proceeds from maturities of investments in bonds                      -              -         828,000
     Proceeds from sale of investments                             2,055,000              -      35,452,000
     Restricted cash from long term debt                                   -              -      (8,095,000)
     Increase in restricted cash                                           -              -        (405,000)
                                                                 ------------------------------------------
  Net cash provided by (used in) investing activities             (1,852,000)      (274,000)     (7,572,000)
                                                                 ------------------------------------------

  FINANCING ACTIVITIES:
     Adjustment to net proceeds from initial public offering
      and exercise of over allotment option                                -              -         (78,000)
     Notes from the issuance of convertible debenture                      -      4,069,000       4,069,000
     Notes from long term debt                                             -              -       8,500,000
     Restricted cash collateral for long term debt                         -              -      (8,500,000)
     Proceeds from issuance of convertible preferred stock         4,550,000        300,000       7,551,000
     Advances from stockholder                                             -              -      10,728,000
     Proceeds from issuance of common stock                                -      1,459,000      10,180,000
     Net proceeds from initial public offering and exercise
      of over-allotment option                                             -              -      30,411,000
     Net proceeds from bridge financing                                    -              -       6,195,000
     Net proceeds from loans from officers                                 -              -         336,000
     Payments on capital lease obligations                           (59,000)      (255,000)       (811,000)
     Repayment of bridge financing                                         -              -      (7,000,000)
                                                                 ------------------------------------------
  Net cash (used in) provided by financing activities              4,491,000      5,573,000      61,581,000
  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             1,763,000      3,030,000       3,043,000
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   498,000         13,000               -
                                                                 ------------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 2,261,000    $ 3,043,000    $  3,043,000
                                                                 ==========================================

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENT OF CASH FLOWS (continued)

                                                                                                             PERIOD FROM
                                                                                                             JANUARY 26
                                                                                                                1990
                                                                                                             (INCEPTION)
                                                                               QUARTER ENDING MARCH 31,      TO MARCH 31,
                                                                               ------------------------   ----------------
                                                                                  2000           2001            2001
                                                                               ------------------------   ----------------
  SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                        $278,000       $268,000       $  3,434,000
  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Stockholder advances converted to common stock                                                           $ 10,728,000
     Loans from officer converted to common stock                                                             $     36,000
     Common stock issued for noncash consideration and compensation                                           $  1,507,000
     Liabilities assumed from ASI                                                                             $    400,000
     Common stock issued for in-process research and development acquired                                     $    361,000
     Equipment acquired under capital leases                                                                  $ 10,327,000
     Deposit surrendered as payment for rents due                                                             $     80,000
     Construction in progress acquired with restricted cash                                                   $  8,578,000

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements
                                  (unaudited)

1.  GENERAL

     In the opinion of the Company's management, the accompanying unaudited financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and March 31, 2000 respectively and for the period from January 26, 1990 (inception) to March 31, 2001.
Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for any other interim period or the full year.

     The financial information in this quarterly report should be read in conjunction with the audited December 31, 2000 financial statements and notes thereto included in the Company's annual report filed on Form 10-KSB.

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

     The Company is currently in the process of developing their product and obtaining appropriate certification from the Federal Aviation Administration. To date, the Company has generated no sales revenue, and none is projected until the Company can begin commercial production of its product and the certification process is complete. Prior to commencing deliveries, the Company will need to, among other things, complete the development of the JETCRUZER 500 and obtain the requisite regulatory approvals. Based upon the Company's current development spending levels, current working capital is insufficient to meet the Company's needs over the next year.

  Certain reclassifications have been made to the December 31, 2000 financial statement balances in order to conform to the March 31, 2001 presentation.

2.  NET LOSS PER COMMON SHARE

     The Company's net loss per common share was computed based on the weighted average number of shares of common stock outstanding during the three month periods ended March 31, 2001 and 2000 and excludes all outstanding shares of Class E-1 and Class E-2 Common Stock because the conditions for the lapse of restrictions on such shares have not been satisfied. The amount of loss available to common shareholders includes the amortization of the discount on preferred stock and dividends in arrears. There is no difference between the loss per common share amounts computed for basic and dilutive purposes because the impact of convertible preferred stock, options and warrants outstanding are anti-dilutive.

3.  CONVERTIBLE DEBENTURES

     The Company obtained new financing on March 27, 2001 of up to $5,000,000, with an availability of up to an additional $3,000,000. The additional amount becomes available after certain criteria have been met, as defined in the agreement. The Company issued $4,100,000 in Secured Convertible Notes with an interest rate of 5% to accredited investors, as defined by Regulation D rules issued by the Securities and Exchange Commission under the Securities Act of 1933. Attached to the Notes are warrants to purchase 2 shares of Common stock for every one dollar in Notes, at a purchase price calculated based upon the then market price of the stock at the date of exercise. The Company is required to file a proxy statement relating to the approval of the transaction with the SEC within 45 days of the closing date and make best efforts to be `effective' within 120 days of the Closing date. Additionally, the Company shall file within 30 days of the Closing date and have declared effective within 120 days of the Closing date a Form S-3 Registration Statement. The Company is required to register 200% of the number of Common shares required for the conversion of the Notes and 100% of the number of Common shares required for the exercise of the warrants. There is a Mandatory redemption requirement at 125% of the unpaid principal balance and unpaid interest upon the occurrence of default or if the Company is prohibited from issuing shares of Common stock. Additionally, the Company may put the additional notes to the note holders upon meeting certain covenants related to the availability of trading of the stock, trading volume and market price and other milestones.

     The debentures were issued with various stated conversion prices which resulted in a beneficial conversion feature since the effective conversion price was below market at the time of the issuance. The discount of $1,695,000 which resulted from this transaction was immediately amortized to Accumulated Deficit, as the holders of the debentures are able to convert to common stock immediately upon issuance.


4. STOCKHOLDERS' DEFICIENCY

Preferred Stock

     As of March 31, 2001, the Company received $7,551,000 in net cash proceeds related to a preferred stock agreement to issue up to 100,000 shares of 5% Cumulatived Convertible Series A Preferred Stock ("Preferred Stock") with a stated value of $100 per share and Common Stock Purchase Warrants to purchase Class A Common Stock, for the aggregated purchase price of $10 million. As of March 31, 2001, the Company issued 83,150 shares of Preferred Stock with a stated value of $8,315,000 and 991,000 detachable warrants and paid $763,000 in commissions and legal fees. Of the total shares issued to date, 3,350 shares were issued in the quarter ended March 31, 2001. The remaining $1,685,000 in Preferred Stock funding will not occur until certain criteria have been met.

     Additionally, as consideration for the transaction placement warrants to purchase up to 796,000 shares of Class A Common Stock were issued. Fair values of $1,231,000 and $987,000 for the detachable warrants and the placement warrants, respectively, have been included in stockholders' equity and are netted as a discount to the Preferred Stock. The Warrants are exercisable in installments and the terms for the placement warrants are similar to the terms of the detachable warrants issued with the Preferred Stock. The fair value for these warrants was estimated at the dates of grant using a black-scholes pricing model with the following weighted-average assumptions: risk-free interest rates of 6.43% to 5.87% divided yields of 0%; a volatility factor of .566 to.839 and an expected life of the warrants of 3 years.

      Holders of the Preferred Stock are entitled to receive cash dividends, payable quarterly and have preferential liquidation rights above all other issuances of Common Stock for an amount equal to the stated value. The
Preferred Stock and unpaid dividends is convertible into shares of Common Stock equal to an amount determined by the market value at the date of close of the common stock, adjusted for changes in the market price prior to the conversion. The Preferred Stockholder does not have voting rights. As of March 31, 2001, the Company has dividends in arrears for the Preferred Shares totaling $236,000 or $4.32 per share.

      For the period ended March 31, 2001, various Preferred Stockholder's converted a total of 17,726 shares plus dividends in arrears into 6,983,117 shares of Class A Common Stock. Subsequent to the end of the period, certain Preferred Stockholder's additionally converted a total of 4,471 shares plus dividends in arrears into 2,144,880 shares of Class A Common Stock. As of March 31, 2001, no warrants have been exercised.

Equity Line of Credit

      On August 11, 2000, the Company closed a Private Equity Line of Credit Agreement with private investors. These investors have committed to purchase up to $20,000,000 of Common Stock over the course of two years. This private placement agreement provides that the Company, to request, at its sole discretion, subject to limitation based on volume and market price may require that the investors purchase certain amounts of shares every 30 days at a price equal to 92% or 93% of the market price. Each request will be for a minimum of $200,000 and subject to a maximum of $1,500,000. In connection with the Equity Line Agreement, warrants to purchase 250,000 shares of Class A Common Stock were issued with a strike price of $3.15 per share. Additional drawings on this Equity Line are dependent upon stock market conditions which, at the latter part of 2000 and beginning at 2001 seriously limited such drawings. During the Quarter ended March 31, 2001, the Company received cash proceeds of $1,459,000 from the issuance of 4,168,064 shares of common stock under this equity line.

ITEM 2.  PLAN OF OPERATIONS

     Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, the Company's ability to raise additional capital, the Company's ability to obtain market acceptance of its aircraft, the Company's ability to obtain regulatory approval for its aircraft, and the competitive market for sales of small business aircraft and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those set forth in the forward looking statements, which statements involve risks and uncertainties, including without limitation to those risks and uncertainties set forth in the Company's Registration Statement, filed with the Securities Exchange Commission under the Securities Act of 1933, as amended. These registration statements may be retrieved at www.sec.gov or on
                                                               -----------
Form SB-2 (No. 333-12273) under the heading "Risk Factors."

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

     Prior to commencing commercial sales of the JETCRUZER 500, the Company will need to, among other things, complete the development of the aircraft, obtain the requisite regulatory approvals, hire additional engineering and manufacturing personnel and expand its sales and marketing efforts. The Company estimates that the cost to complete development of the JETCRUZER 500 and obtain an amendment of its FAA Type Certificate will be approximately $18,000,000.
This amount includes the cost of equipment and tooling, static and flight-testing of the aircraft and the employment of the necessary personnel to build and test the aircraft.

     The Company expects to receive progress payments during the construction of aircraft and final payments upon the delivery of aircraft. However, the Company believes it will continue to experience losses until such time as it commences the sale of aircraft on a commercial scale.

       In late 2000, certain of the Company's investors invited three aviation industry expert executives to visit the Company for due diligence and issue a report (investors' report) regarding the status of the JETCRUZER 500 project. The report, issued in the first quarter of 2001, was most enthusiastic about the Company and its JETCRUZER 500 project.

       Based on the investors' report, and as the result of the delays caused by the shortfall in funding due to market conditions,, the Company believes that it will require approximately $18,000,000 and approximately 15 months of effort to complete development of the JETCRUZER 500 and obtain an amendment of its FAA Type Certificate. This amount of money includes the cost of equipment and tooling, static and flight-testing of the aircraft, and the employment of the necessary personnel to build and test the aircraft. There can be no assurances, however, that the Company's cost to complete development of the JETCRUZER 500 will not exceed $18,000,000.

     On March 27, 2001, the Company consummated an agreement with certain investors to provide the Company $4,100,000 through a convertible debenture. Under the same agreement, an additional $3,000,000 will likely be provided in September 2001. The Debentures are convertible into Class A Common Stock at various prices. Until such time that the debentures are converted, the Company's interest in its assets is security for the debentures. The Company's management believes that its current working capital as of March 31, 2001 will be sufficient to finance its plan of operations through the end of the second quarter, at which time additional funding will be required and is expected, either through the use of the equity line or additional debt financing. However, there can be no assurances that the current timetable for completion of the development and certification of the aircraft will not be delayed beyond the current availability of funds. If the Company's estimates prove to be incorrect, or additional sources of financing prove to be unavailable, the Company will have to curtail its development plans.


During the first quarter of 2001, the Company:

[X]  Passed the FAA limit load test for the Jetcruzer 500 main wing.
[X]  Activated its ERP computer system.
[X]  Finalized the engine inlet.
[X] Completed the electronic systems and made them ready for assembly on the next aircraft.

During the balance of 2001 and in 2002, the Company intends to focus its efforts on the following events:

 .    The completion of two flight test aircraft for participation in high-speed cruise and other flight-testing

 .    The completion of ERP (enterprises resources planning) system phase II implementation, including a bar code system and internet interface capability with customers and vendors.

 .    The completion of all major structural and system tests

 .    Completing Company high-speed cruise flight-testing to assure customers of the JETCRUZER 500's speed.

 .    The commencement of limited JETCRUZER 500 production. Upon the successful completion of the Company speed tests, the Company immediately will commence production of the first JETCRUZER 500 planes. The Company anticipates that production will start with a lot of 4 planes.

 .    The start of progress payment collections. As the Company starts the production process, each customer whose plane is being built will be requested to make an initial progress payment, as specified in the customer's purchase contract. The Company believes that this event assist the start of positive cash flow.

 .    Obtaining Type Inspection Authorization (TIA). This event marks the end of
     Company flight tests and means that the FAA will test the plane, using its pilots. The Company believes that this event will occur late in the year 2001.

 .    Obtaining an amended Type Certificate (TC) for the Jetcruzer 500 from the
     FAA. This means that the Company may deliver planes to its customers. The Company believes that this event will occur in the year 2002.

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

LIQUIDITY AND CAPITAL RESOURCES


     At March 31, 2001, the Company had a net working capital of $501,000 and stockholders' deficiency of $(507,000). Since its inception in January 1990, the Company has experienced continuing negative cash flow from operations, which, prior to the December 1996 IPO, resulted in the Company's inability to pay certain existing liabilities in a timely manner. The Company has financed its operations through private funding of equity and debt and through the proceeds generated from its December 1996 initial public offering.

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

     The Company's management team has developed a financial plan to address its working capital requirements. On March 6, 2000, the Company entered into a series of subscription agreements for the sale of up to $10,000,000 of 5% Cumulative Convertible Series A Preferred Stock, from which the Company has received net proceeds of $7,551,000 to date.

     On August 11, 2000 the Company finalized an "equity line" which permits the Company to sell up to $ 20,000,000 of its common stock through a Regulation D offering to a private investor. In connection with the sale, the Company will issue 250,000 warrants with a three-year life. The first equity draw from the "equity line" was executed on October 3, 2000, in which the Company has received net proceeds in the amount of $2,322,000.

       On March 27, 2001, the Company consummated an agreement with certain investors to provide the Company $4,100,000 through a convertible debenture. Under the same agreement, an additional $3,000,000 will likely be provided in September 2001. The Debentures are convertible into Class A Common Stock as various prices.

     The Company's management believes that its current working capital with the additional funding obtained in March 2001 will be sufficient to finance its plan of operations through the end of the second quarter, at which time additional funding will be required and is expected, through the use of the Equity Line and the convertible debenture financing.

     While there is no assurance that additional financing will be available, the Company's management believes that it has developed a financial plan that, if executed successfully, will substantially improve the Company's ability to meet its working capital requirements. This financial plan includes the commencement of production and the collection of progress payments to assist with the working capital requirements. However, there can be no assurances that the current timetable for the commencement of production and development and certification of the aircraft will not be delayed beyond the current fiscal year. If the Company's estimates prove to be incorrect, or additional sources of financing prove to be unavailable, if needed, the Company may have to curtail its development plans.

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

     The Company has leased approximately l0 acres of land located on the Long Beach Airport in Long Beach, California ("Ground Lease"). The Ground Lease term commenced on January l4, l998, and continues for 30 years. The rental under the Ground Lease incrementally increases for the first five years of the Ground Lease term from $7,400 per month to $l5,900 per month.

     The Company retained Commercial Developments International West to design and build their approximately 200,000 square foot manufacturing and headquarters facility (the "New Facility") on the property subject to the Ground Lease. The Company moved into the New Facility on November l8, l998. The total cost for the New Facility was approximately $9,700,000. The Company believes the New Facility will provide adequate capacity for its operations for the foreseeable future.

     In June l999, the Company, in a sale/sublease-back transaction, sold the New Facility to AP-Long Beach Airport LLC. The purchase price of the building was $9,800,000. The initial term of the sublease is eighteen years, and the Company has an option to extend the term for an additional l0 years. The approximate monthly rental payments under the terms of the Sublease are currently $109,000. The monthly rental payments will be adjusted incrementally on an annual basis until January l, 2008, when the monthly Sublease rental will be $206,000. After June l, 2008, the Sublease rentals will be adjusted annually according to changes in the Consumer Price Index, not to exceed 3% per annum. During the option term the sublease rental will be at fair market value. Under the terms of the Sublease, the Company is also required to pay the Ground Lease rentals as additional rent.

     The Company had no material capital commitments at March 31, 2001, other than discussed elsewhere in this report. The Company intends to hire a number of additional employees, which will require substantial capital resources. The Company anticipates that it will hire up to 200 additional employees over the next twelve months, including engineers and manufacturing technicians necessary to produce its aircraft.

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

              None


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


Dated:  May 16, 2001