Form 10QSB
period 2001-06-30
ADVANCED AERODYNAMICS & STRUCTURES INC/
filed 2001-08-14
CIK 1019825

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                  (Mark One)
      [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

                              YES [X]      NO [_]

  As of August 13, 2001, the issuer had outstanding 51,094 shares of Series A 5% Cumulative Convertible Preferred Stock, 31,103,823 shares of Class A Common Stock, 1,900,324 shares of Class B Common Stock, 4,000,000 shares of Class E-1 Common Stock and 4,000,000 shares of Class E-2 Common Stock.

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.

                               TABLE OF CONTENTS

                                                            Page
PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements                                   3
Item 2.  Plan of Operations                                    12

PART II.  OTHER INFORMATION                                    16

Item 6.  Exhibits and Reports on Form 8-K                      16

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET

                                                                                                                June 30,
                                                                                                                  2001
                                                                                                                (unaudited)
                                                                                                             --------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                                                    $    324,000
  Prepaid expenses                                                                                                   47,000
                                                                                                             --------------
   Total current assets                                                                                             371,000
Property, plant and equipment, net                                                                               12,303,000
Restricted cash                                                                                                     405,000
Other assets                                                                                                        315,000
                                                                                                             --------------
   Total assets                                                                                                $ 13,394,000
                                                                                                             ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                                             $  1,617,000
  Capital lease obligation current portion                                                                          361,000
  Other accrued liabilities                                                                                         637,000
                                                                                                             --------------
   Total current liabilities                                                                                      2,615,000
Capital lease obligation, long term                                                                               9,382,000
Convertible debenture, long term (net discount of $1,285,000)                                                     3,193,000
Deferred revenue                                                                                                  1,777,000
                                                                                                             --------------
   Total liabilities                                                                                             16,967,000
                                                                                                             --------------
Stockholders' Deficiency
  Preferred Stock, par value $.0001 per share; 5,000,000 shares authorized; no shares issued and                         --
   outstanding
  Series A 5% Cumulative Convertible Preferred Stock, par value $.0001 per share; 100,000 shares                  4,387,000
   authorized; 53,773 shares issued and outstanding
  Class A Common Stock, par value $.0001 per share; 200,000,000 shares authorized; 26,269,798 share                  18,000
   issued and outstanding
  Class B Common Stock, par value $.0001 per share; 10,000,000 shares authorized; 1,900,324 shares                       --
   issued and outstanding
  Class E-1 Common Stock; par value $.0001 per share; 4,000,000 shares authorized; 4,000,000 shares                      --
   issued and outstanding
  Class E-2 Common Stock; par value $.0001 per share; 4,000,000 shares authorized; 4,000,000 shares                      --
   issued and outstanding
Warrants to purchase common stock                                                                                        --
   Warrants                                                                                                       4,104,000
   Public Warrants                                                                                                  473,000
   Class A Warrants                                                                                              11,290,000
   Class B Warrants                                                                                               4,632,000
Additional paid-in capital                                                                                       46,044,000
Deficit accumulated during the development stage                                                                (74,521,000)
                                                                                                             --------------
Total stockholders' deficiency                                                                                   (3,573,000)
                                                                                                             --------------
Total liabilities and stockholder's deficiency                                                                 $ 13,394,000
                                                                                                             ==============


                 See accompanying notes to financial statements

                    ADVANCED AERODYNAMICS & STRUCTRUES, INC
                       (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF OPERATIONS



                                                                                                                    Period from
                                                               Three Months Ended          Six Months Ended       January 26, 1990
                                                                    June 30,                   June 30,             (inception)
                                                                  (Un-audited)               (Un-audited)           June 30, 2001
                                                                  ------------               ------------          --------------
                                                               2000          2001           2000         2001
                                                              -----         -----          -----        -----
Interest Income                                             $    35,000   $     8,000   $    83,000    $     9,000    $   2,827,000
Other Income                                                      4,000         6,000         7,000          6,000        1,396,000
                                                            -----------   -----------   -----------    -----------    -------------
                                                                 39,000        14,000        90,000         15,000        4,223,000
Cost and Expenses:
Research and development costs                                1,094,000     2,259,000     1,478,000      4,034,000       41,141,000
General and administrative expenses                             642,000     1,027,000     1,421,000      1,964,000       23,385,000
Loss on disposal of assets                                           --            --            --             --          755,000
Realized loss on sale of investments                              5,000            --        48,000             --           66,000
Interest expense                                                704,000     1,392,000       982,000      3,355,000        7,638,000
In-process research and development acquired                         --            --            --             --          761,000
                                                            -----------   -----------   -----------    -----------    -------------
                                                              2,445,000     4,678,000     3,929,000      9,353,000       73,746,000
Loss before extraordinary item                               (2,406,000)   (4,664,000)   (3,839,000)    (9,338,000)     (69,523,000)
Extraordinary loss on retirement of Bridge Notes                     --            --            --             --         (942,000)
                                                            -----------   -----------   -----------    -----------    -------------
Net loss                                                    $(2,406,000)  $(4,664,000)  $(3,839,000)   $(9,338,000)   $ (70,465,000)
                                                                                                                      =============
Net loss per common share                                   $     (.28)   $      (.21)  $      (.44)   $      (.47)
                                                            -----------   -----------   -----------    -----------
Weighted average number of common shares outstanding          8,900,993    23,107,600     8,900,047     20,925,640
                                                            ===========   ===========   ===========    ===========


                See accompanying notes to financial statements.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     Statement of Stockholders' Deficiency

Common Stock
---------------------------------------------------------------------------------------------------------------------------------
                                    Preferred Stock       Class A            Class B            Class E-1          Class E-2
                                  -----------------------------------------------------------------------------------------------

                                    Shares   Amount   Shares    Amount    Shares    Amount   Shares    Amount   Shares    Amount
                                  -----------------------------------------------------------------------------------------------
Common stock issued                          $  -               $    -    418,094   $    -    836,189  $    -    836,189  $    -

Common stock issued in
  exchange for in-process
  research and development                                                201,494        -    402,988            402,988       -

Imputed interest on advances from
 stockholder

Conversion of stockholder
advances                                                                  598,011        -  1,196,021          1,196,021       -
Conversion of officer loans                                               187,118        -    374,236       -    374,236       -
Stock issued in consideration for                                                        -
 services in 1994, 1995, and 1996                                         595,283           1,190,566       -  1,190,566       -
Imputed interest on advances from
 stockholder
Net proceeds from initial public
 offering of Units                                   6,000,000   1,000

Net proceeds from exercise of
 over- allotment option                                900,000       -
Warrants issued in connection
 with issuance of Bridge Notes
Net loss from inception to
 December 31, 1996                --------------------------------------------------------------------------------------------------

Balance at December 31, 1996            -   -        6,900,000   1,000  2,000,000        -  4,000,000       -  4,000,000       -
Adjustment to proceeds from
 initial public offering and
 exercise of overallotment option
Net Loss                          --------------------------------------------------------------------------------------------------

Balance at December 31, 1997            -            6,900,000   1,000  2,000,000        -  4,000,000       -  4,000,000       -
Conversion of Class B to A
 Common Stock                                           99,676            (99,676)
Net Loss                          --------------------------------------------------------------------------------------------------

Balance at December 31, 1998            -   -        6,999,676   1,000  1,900,324        -  4,000,000       -  4,000,000       -
  Net Loss

Unrealized loss on investments
Comprehensive Loss                --------------------------------------------------------------------------------------------------

Balance at December 31, 1999            -   -        6,999,676   1,000  1,900,324        -  4,000,000       -  4,000,000       -

                                 ---------------------------------------------------------------------------------------------------
                                                                                       Accumulated
                                                                                           Other      Deficit Accumulated
                                              Public  Class A  Class B   Additional     Comprehensive    During the
                                   Warrants  Warrants Warrants Warrants Paid-In Capital   Losses      Development Stage     Total
                                 ---------------------------------------------------------------------------------------------------
Common stock issued                $  -      $  -     $    -   $    -   $      7,500,000   $              $ -          $  7,500,000
Common stock issued in exchange
 for in-process research and
 development                                                                     361,000                                    361,000

Imputed interest on advances from
 stockholder                                                                     799,000                                    799,000
Conversion of stockholder
advances                                                                      10,728,000                                 10,728,000
Conversion of officer loans                                                      336,000                                    336,000
Stock issued in consideration for
 services in 1994, 1995, and 1996                                              1,507,000                                  1,507,000
Imputed interest on advances from
 stockholder                                                                      11,000                                     11,000
Net proceeds from initial public
 offering of Units                                     9,583,000   4,166,000  12,566,000                                 26,316,000

Net proceeds from exercise of
 over- allotment option                                1,707,000     466,000   1,922,000                                  4,095,000
Warrants issued in connection
 with issuance of Bridge Notes                473,000                                                                       473,000
Net loss from inception to
 December 31, 1996                                                                                       24,328,000      24,328,000
                                 ---------------------------------------------------------------------------------------------------
Balance at December 31, 1996                  473,000 11,290,000   4,632,000  35,730,000                (24,328,000)     27,798,000

Adjustment to proceeds from
 initial public offering and
 exercise of overallotment option                                                (78,000)                                   (78,000)
Net Loss                                                                                                 (6,625,000)     (6,625,000)
                                 ---------------------------------------------------------------------------------------------------
Balance at December 31, 1997                  473,000 11,290,000   4,632,000  35,652,000                (30,953,000)     21,095,000

Conversion of Class B to A Common                                                                       (10,118,000)    (10,118,000)
 Stock
Net Loss                         ---------------------------------------------------------------------------------------------------

Balance at December 31, 1998                  473,000 11,290,000   4,632,000  35,652,000               (41.071,000)      10,977,000
  Net Loss                                                                                              (9,341,000)      (9,341,000)

Unrealized loss on investments                                                              (32,000)                         32,000
                                                                                                                         ----------
Comprehensive Loss                                                                                                       (9,373,000)
                                 ---------------------------------------------------------------------------------------------------
Balance at December 31, 1999                  473,000 11,290,000   4,632,000  35,652,000    (32,000)   (50,412,000)       1,604,000

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

               Statement of Stockholders' Deficiency (continued)

---------------------------------------------------------------------------------------------------------------------------
                                                                                                Common Stock
---------------------------------------------------------------------------------------------------------------------------
                                       Preferred Stock             Class A              Class B              Class E-1
                                  -----------------------------------------------------------------------------------------



                                     Shares      Amount       Shares      Amount    Shares    Amount     Shares    Amount
                                  -----------------------------------------------------------------------------------------
Net proceeds from issuance of
 Preferred Stock                     79,800   $ 5,034,000            -   $     -          -  $                    $     -
Conversion of Preferred Stock to
 Class A                            (10,891)     (687,000)     712,663         -          -
Net proceeds from Equity Line                                1,252,160
Amortization of discount on
 Preferred Stock                                  278,000
Amortization of warrant attached
 to Common Stock
Unrealized gain on investments
Net Loss

                                  -----------------------------------------------------------------------------------------

                                  -----------------------------------------------------------------------------------------
Comprehensive loss
Balance at December 31, 2000         68,909   $ 4,625,000    8,964,499   $ 1,000  1,900,324  $     -   4,000,000  $     -
                                  -----------------------------------------------------------------------------------------
Conversion of Preferred Stock to
 Class A                            (26,421)   (1,353,000)  11,549,635    11,000          -
Amortization of discount on
 Preferred Stock                                  101,000
Amortization of warrant attached
 to Common Stock
Net proceeds from Equity Line                                3,118,377     3,000
Issuance of warrants attached to
 debentures
Conversion of Convertible
 Debentures to Class A                                      2,637,287      3,000
Issuance of Preferred Stock          11,285     1,014,000
Net loss and comprehensive loss
                                  -----------------------------------------------------------------------------------------
Balance at June 30, 2001             53,773   $ 4,387,000   26,269,798   $18,000  1,900,324  $     -   4,000,000  $     -
                                  =========================================================================================

                                  -----------------------------------------------------------------------------------------

                                  -----------------------------------------------------------------------------------------
                                        Class E-2
                                  -----------------------------------------------------------------------------------------


                                                                      Public      Class A      Class B      Additional
                                    Shares    Amount     Warrants    Warrants    Warrants      Warrants   Paid-In Capital
                                  -----------------------------------------------------------------------------------------
Net proceeds from issuance of
 Preferred Stock                             $          $2,217,000                            $             $ 3,302,000
Conversion of Preferred Stock to
 Class A                                                                                                        687,000
Net proceeds from Equity Line                              358,000                                              863,000
Amortization of discount on
 Preferred Stock
Amortization of warrant attached                                                                                 45,000
 to Common Stock
Unrealized gain on investments
Net Loss

                                  -----------------------------------------------------------------------------------------
Comprehensive loss
                                  -----------------------------------------------------------------------------------------
Balance at December 31, 2000      4,000,000  $     -    $2,575,000   $473,000   $11,290,000   $4,632,000    $40,549,000
                                  -----------------------------------------------------------------------------------------
Conversion of Preferred Stock to
 Class A                                                                                                      1,480,000
Amortization of discount on
 Preferred Stock
Amortization of warrant attached                                                                                 59,000
 to Common Stock
Net proceeds from Equity Line                                                                                   894,000
Issuance of warrants attached to                         1,529,000                                            2,606,000
 debentures
Conversion of Convertible
 Debentures to Class A                                                                                          324,000
Issuance of Preferred Stock                                                                                     132,000
Net loss and comprehensive loss
                                  -----------------------------------------------------------------------------------------
Balance at June 30, 2001          4,000,000  $     -    $4,104,000   $473,000   $11,290,000   $4,632,000    $46,044,000
                                  =========================================================================================

                                  ----------------------------------------------------------

                                  ----------------------------------------------------------

                                  ----------------------------------------------------------
                                    Accumulated
                                      Other           Deficit Accumulated
                                   Comprehensive           During the
                                     Losses            Development Stage          Total
                                  ----------------------------------------------------------
Net proceeds from issuance of
 Preferred Stock                    $          -         $  (3,302,000)        $  7,251,000
Conversion of Preferred Stock to
 Class A                                                                                  -
Net proceeds from Equity Line                                                     1,221,000
Amortization of discount on
 Preferred Stock                                              (278,000)                   -
Amortization of warrant attached                               (45,000)                   -
 to Common Stock
Unrealized gain on investments            32,000                                     32,000
Net Loss                                                   (10,715,000)         (10,715,000)
                                  ----------------------------------------------------------
Comprehensive loss                                                              (10,683,000)
                                  ----------------------------------------------------------
Balance at December 31, 2000        $          -         $ (64,752,000)        $   (607,000)
                                  ----------------------------------------------------------
Conversion of Preferred Stock to
 Class A                                                      (139,000)        $     (1,000)
Amortization of discount on
 Preferred Stock                                              (101,000)                   -
Amortization of warrant attached                               (59,000)                   -
 to Common Stock
Net proceeds from Equity Line                                                  $    897,000
Issuance of warrants attached to                                               $  4,135,000
 debentures
Conversion of Convertible
 Debentures to Class A                                                         $    327,000
Issuance of Preferred Stock                                   (132,000)        $  1,014,000
Net loss and comprehensive loss                             (9,338,000)        $ (9,338,000)
                                  ----------------------------------------------------------
Balance at June 30, 2001            $          -         $ (74,521,000)        $ (3,573,000)
                                  ==========================================================

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF CASH FLOWS

                                                                                                                      PERIOD FROM
                                                                                                                       JANUARY 26
                                                                                                                          1990
                                                                                                                      (INCEPTION)
                                                                                         QUARTER ENDING JUNE 30,      TO JUNE 30,
                                                                                     ---------------------------------------------
                                                                                            2000           2001            2001
                                                                                     ---------------------------------------------
OPERATING ACTIVITIES:
 Net loss                                                                               $(3,839,000)   $(9,338,000)   $(70,465,000)
 Adjustments to reconcile net loss to net cash used in operating activities:                      -              -
  Noncash stock compensation expense                                                              -              -       1,207,000
  Noncash interest expense                                                                  341,000              -         336,000
  Beneficial conversion feature on debentures issued                                              -      2,606,000       2,606,000
  Amortization of Discount on Convertible Debentures                                              -        110,000         110,000
  Cost of in-process research and development acquired                                            -              -         761,000
  Imputed interest on advances from stockholder                                                                  -         810,000
  Interest income from restricted cash invested                                                   -              -        (474,000)
  Extraordinary loss on retirement of Bridge Notes                                                -              -         942,000
  Depreciation and amortization                                                             633,000        685,000       5,458,000
  Loss on disposal of assets                                                                      -              -         755,000
  Realized Loss on sale of investments                                                       48,000              -          66,000
  Beneficial conversion feature                                                             342,000              -               -
  Changes in operating assets and liabilities:
   Change in prepaid expenses and other current assets                                   (2,492,000)        22,000         126,000
   Change in other assets                                                                                 (109,000)       (315,000)
   Change in accounts payable                                                              (135,000)       224,000         229,000
   Change in accrued liabilities                                                            169,000        (47,000)      1,744,000
   Change in deferred revenue                                                                70,000              -       1,560,000
                                                                                     ---------------------------------------------
Net cash used in operating activities                                                    (5,205,000)    (5,847,000)    (54,544,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in construction in progress                                                             -              -        (446,000)
 Proceeds from insurance claims upon loss of aircraft                                             -              -          30,000
 Proceeds from sales of assets                                                                    -              -       9,803,000
 Capital expenditures                                                                    (2,161,000)      (274,000)     (8,393,000)
 Purchase of certificate of deposit                                                               -              -      (1,061,000)
 Proceeds from redemption of certificate of deposit                                               -              -       1,061,000
 Purchase of investments                                                                 (2,595,000)             -     (36,346,000)
 Proceeds from maturities of investments in bonds                                                 -              -         828,000
 Proceeds from sale of investments                                                        3,054,000              -      35,452,000
 Restricted cash from long term debt                                                              -              -      (8,095,000)
 Increase in restricted cash                                                                      -              -        (405,000)
                                                                                     ---------------------------------------------
Net cash used in investing activities                                                    (1,702,000)      (274,000)     (7,572,000)
                                                                                     ---------------------------------------------
FINANCING ACTIVITIES:
 Adjustment to net proceeds from initial public offering and exercise of
  over allotment option                                                                           -              -         (78,000)
 Proceeds from the issuance of convertible debentures                                             -      4,938,000       4,938,000
 Proceeds from long term debt                                                                     -              -       8,500,000
 Restricted cash collateral for long term debt                                                    -              -      (8,500,000)
 Proceeds from issuance of convertible preferred stock                                    6,820,000      1,014,000       8,265,000
 Advances from stockholder                                                                        -              -      10,728,000
 Proceeds from issuance of common stock                                                           -        897,000       9,618,000
 Net proceeds from initial public offering and exercise of over-allotment option                  -              -      30,411,000
 Net proceeds from bridge financing                                                               -              -       6,195,000
 Net proceeds from loans from officers                                                            -              -         336,000
 Payments on capital lease obligations                                                     (101,000)      (417,000)       (973,000)
 Repayment of bridge financing                                                                    -              -      (7,000,000)
                                                                                     ---------------------------------------------
Net cash provided by financing activities                                                 6,719,000      6,432,000      62,440,000
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (188,000)       311,000         311,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            498,000         13,000               -
                                                                                     ---------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $   310,000    $   324,000    $    311,000
                                                                                     =============================================

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENT OF CASH FLOWS (continued)


                                                                                                                PERIOD FROM
                                                                                                                JANUARY 26
                                                                                                                  1990
                                                                                                                (INCEPTION)
                                                                               QUARTER ENDING JUNE 30,          TO JUNE 30,
                                                                             ----------------------------------------------
                                                                             2000              2001             2001
                                                                             ----------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                        $553,000         $539,000         $ 3,434,000
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Stockholder advances converted to common stock                                                                 $10,728,000
 Loans from officer converted to common stock                                                                   $    36,000
 Common stock issued for noncash consideration and compensation                                                 $ 1,507,000
 Liabilities assumed from ASI                                                                                   $   400,000
 Common stock issued for in-process research and development acquired                                           $   361,000
 Equipment acquired under capital leases                                                                        $10,327,000
 Deposit surrendered as payment for rents due                                                                   $    80,000
 Construction in progress acquired with restricted cash                                                         $ 8,578,000

                   ADVANCED AERODYNAMICS & STRUCTURES, INC.
                       (A Development Stage Enterprise)

                         Notes to Financial Statements
                                  (unaudited)

1.  GENERAL

       In the opinion of the Company's management, the accompanying unaudited financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at June 30, 2001 and the results of operations and cash flows for the six months ended June 30, 2001 and June 30, 2000 respectively and for the period from January 26, 1990 (inception) to June 30, 2001. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for any other interim period or the full year.

       The financial information in this quarterly report should be read in conjunction with the audited December 31, 2000 financial statements and notes thereto included in the Company's annual report filed on Form 10-KSB.

       The Company is a development stage enterprise. On December 3, 1996, the Company successfully completed an initial public offering to finance the continued development, manufacture and marketing of its product to achieve commercial viability. The net proceeds of $30,411,000 from the offering, including the exercise of the over allotment option, were and will be used to amend its Federal Aviation Administration ("FAA") Type Certificate for technical revisions to its product, to obtain a FAA Production Certificate for its product, to repay borrowings under a bridge loan, to expand the Company's sales and marketing efforts, to establish a new manufacturing facility, and to acquire production materials and additional tooling and equipment.

       The Company is currently in the process of developing their product and obtaining appropriate certification from the Federal Aviation Administration. To date, the Company has generated no sales revenue, and none is projected until the Company can begin commercial production of its product and the certification process is complete. Prior to commencing deliveries, the Company will need to, among other things, complete the development of the JETCRUZER 500 and obtain the requisite regulatory approvals. The Company's management believes that its current cash balance with the additional funding obtained subsequent to June 30, 2001 will only be sufficient to finance its plan of operations through the end of the third quarter, at which time additional funding will be required.

       Certain reclassifications have been made to December 31, 2000 financial statement balances in order to conform to the June 30, 2001 presentation.

2.  NET LOSS PER COMMON SHARE

       The Company's net loss per common share was computed based on the weighted average number of shares of common stock outstanding during the six month periods ended June 30, 2001 and 2000 and excludes all outstanding shares of Class E-1 and Class E-2 Common Stock because the conditions for the lapse of restrictions on such shares have not been satisfied. There is no difference between the loss per common share amounts computed for basic and dilutive purposes because the impact of convertible preferred stock, options and warrants outstanding are anti-dilutive.

3.  CONVERTIBLE DEBENTURES

       On March 27, 2001 the Company obtained new financing of up to $5,000,000, with an availability of up to an additional $3,000,000. The additional amount becomes available after certain criteria have been met, as defined in the agreement. The Company issued $4,100,000 in Secured Convertible Notes with an interest rate of 5% to accredited investors, as defined by Regulation D rules issued by the Securities and Exchange Commission under the Securities Act of 1933. Attached to the Notes are warrants to purchase 2 shares of Common stock for every one dollar in Notes, at an exercise price of approximately $.45. The Company has filed a proxy statement and Form S-3 Registation Statement as required by the terms of the agreement. There is a mandatory redemption requirement at 125% of the unpaid principal balance and unpaid interest upon the occurrence of default or if the Company is prohibited from issuing shares of Common stock. Additionally, the Company may put the additional notes to the note holders upon meeting certain covenants related to the availability of trading of the stock, trading volume and market price and other milestones.

       At June 30, 2001 the Company was in default on one of the covenants of the agreement for failure to pay accrued interest on the notes within 10 days of June 30, 2001. Due to the default the Company is required to accrue the interest due at 10%. In accordance with the agreement, the Company has accrued approximately $100,000 in interest due the note holders at June 30, 2001. As of August 14, 2001, the Company is in the process of obtaining waivers from the note holders waiving only their right to call the notes due, but not the payment of interest.

       The debentures were issued with various stated conversion prices, which resulted in a beneficial conversion feature since the effective conversion price was below market at the time of the issuance. The discount of $2,231,000, which resulted from this transaction, was immediately expensed as interest, as the holders of the debentures are able to convert to common stock immediately upon issuance.

       On June 27, 2001 the Company obtained new financing of $1,000,000. This financing is separate and in addition to that of March 27, 2001, described above. The Company issued $1,000,000 in a Convertible Note with an interest rate of 5% to an accredited investor, as defined by Regulation D rules issued by the Securities and Exchange Commission under the Securities Act of 1933. Attached to the Note are warrants to purchase 2 shares of Common stock for every one dollar of the Note, at a purchase price of $.22275 per share. There is a mandatory redemption requirement at 125% of the unpaid principal balance and unpaid interest upon the occurrence of default or if the Company is prohibited from issuing shares of Common stock. The Company did not file a Form SB-2 Registration Statement within 30 days of the Closing date which is a non-registration event pursuant to the Subscription Agreement. The Company has obtained a waiver from the note holder dated August 9, 2001, waiving the non-registration event and permitting the filing of the SB-2 by August 17, 2001.

       The debentures were issued with various stated conversion prices, which resulted in a beneficial conversion feature since the effective conversion price was below market at the time of the issuance. As of June 30, 2001 the discount of $375,000, which resulted from this transaction, was immediately expensed as interest, as the holder of the debentures are able to convert to common stock immediately upon issuance.

       As of June 30, 2001, various note holders converted a total of $476,000 of convertible debentures into 2,637,287 shares of Class A Common Stock. Subsequent to June 30, 2001, an additional $421,000 of convertible debentures was converted into 2,859,000 shares of Class A Common Stock.

4. STOCKHOLDERS' EQUITY

Preferred Stock

       As of June 30, 2001, the Company received $8,265,500 in net cash proceeds related to a preferred stock agreement to issue up to 100,000 shares of 5% Cumulative Convertible Series A Preferred Stock ("Preferred Stock") with a stated value of $100 per share and Common Stock Purchase Warrants to purchase Class A Common Stock, for the aggregated purchase price of $10 million. As of June 30, 2001, the Company issued 91,085 shares of Preferred stock with a stated value of $9,108,500 and 1,082,000 detachable warrants and incurred $840,000 in commissions and legal fees. Of the total shares issued to date 7,935 shares were issued in the quarter ended June 30, 2001. The remaining $891,500 in Preferred Stock funding will not occur until certain criteria have been met.

       Additionally, as consideration for the transaction, placement warrants to purchase up to 873,000 shares of Class A Common Stock were issued. Fair values of $1,231,000 and $987,000 for the detachable warrants and the placement warrants, respectively, have been included in stockholders' equity and are netted as a discount to the Preferred Stock. The warrants are exercisable in installments and the terms for the placement warrants are similar to the terms of the detachable warrants issued with the Preferred Stock. The fair value for these warrants was estimated at the dates of grant using a Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rates of 4.68% to 6.43%; dividend yields of 0%; a volatility factor of .566 to .915 and an expected life of the warrants of 3 years.

       Holders of the Preferred Stock are entitled to receive cash dividends payable quarterly and have preferential liquidation rights above all other issuance of Common Stock for an amount equal to the stated value. The Preferred Stock and unpaid dividends convertible into shares of Common Stock equal to an amount determined by the market value at the date of close of the common stock, adjusted for changes in the market price prior to the conversion. The preferred stockholders do not have voting rights. The warrants are callable in installments. The Company has reserved 4,000,000 shares of its Class A Common Stock for the conversion of the Preferred Stock. As of June 30, 2001, the Company had dividends in arrears for the Preferred Stock totaling $248,000 or $4.62 per share.

       For the period ended June 30, 2001, various Preferred Stockholders converted a total of 26,421 shares plus dividends in arrears into 11,549,635 shares of Class A Common Stock. Subsequent to the end of the period, certain Preferred Stockholder's additionally converted a total of 3,000 shares plus dividends in arrears into 1,838,765 shares of Class A Common Stock. As of June 30, 2001, no warrants have been exercised.

Equity Line of Credit

       On August 11, 2000, the Company closed a Private Equity Line of Credit Agreement with private investors. These investors have committed to purchase up to $20,000,000 of Common Stock over the course of two years. This private placement agreement provides that the Company to request, at its sole discretion and subject to limitation based on volume and market price, may require that the investors purchase certain amounts of shares every 30 days at a price equal to 92% or 93% of the market price. Each request will be for a minimum of $200,000 and subject to a maximum of $1,500,000. In connection with the Equity Line Agreement, warrants to purchase 250,000 shares of Class A Common Stock were issued with a strike price of $3.15 per share. Additional drawings on this Equity Line are dependent upon stock market conditions, which at the latter part of 2000 and beginning at 2001 seriously limited such drawings. During the six months ended June 30, 2001, the Company received cash proceeds of $897,000 and issued 3,118,377 shares of common stock under this equity line.

5. SUBSEQUENT EVENTS

       Subsequent to June 30, 2001, the Company received authorization to issue new Secured Convertible Notes under the March 27, 2001 agreement. Based on that agreement, $3,000,000 is available to the Company for additional financings. On July 25, 2001, the Company issued $1,000,000 in Secured Convertible Notes with the remaining $2,000,000 to be provided during the late third quarter. Attached to the Notes are warrants to purchase 2 shares of Common stock for every one dollar of the Notes, at a purchase price of $.22275 per share. The Company has registered the shares underlying the conversion of the Notes and the exercise of the warrants as required by the agreement. There is a mandatory redemption requirement at 125% of the unpaid principal balance and unpaid interest upon the occurrence of default or if the Company is prohibited from issuing Common stock.

ITEM 2.  PLAN OF OPERATIONS

       Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, the Company's ability to raise additional capital, the Company's ability to obtain market acceptance of its aircraft, the Company's ability to obtain regulatory approval for its aircraft, and the competitive market for sales of small business aircraft and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those set forth in this report, our Annual Report on Form 10-KSB and other reports and documents that we file with the Securities and Exchange Commission, all of which may be retrieved at www.sec.gov.
                                             -----------
       The Company is a development stage enterprise organized to design, develop manufacture and market propjet and jet aircraft intended primarily for business use. Since its inception, the Company has been engaged principally in research and development of its proposed aircraft. In March 1990, the Company made application to the FAA for a Type Certificate for the JETCRUZER 450, which Certificate was ultimately granted in June 1994. The Company has not generated any operating revenues to date and has incurred losses from such activities. The Company believes it will continue to experience losses until such time as it commences the sale of aircraft on a commercial scale.

       Prior to commencing commercial sales of the JETCRUZER 500, the Company will need to, among other things, complete the development of the aircraft, obtain the requisite regulatory approvals, hire additional engineering and manufacturing personnel and expand its sales and marketing efforts. The Company estimates that the cost to complete development of the JETCRUZER 500 and obtain an amendment of its FAA Type Certificate will be approximately $15,000,000. This amount includes the cost of equipment and tooling, static and flight-testing of the aircraft and the employment of the necessary personnel to build and test the aircraft.

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

       Based on the investors' report, and as the result of the delays caused by the shortfall in funding due to market conditions, the Company believes that it will require approximately $15,000,000 and approximately 12-15 months of effort to complete development of the JETCRUZER 500 and obtain an amendment of its FAA Type Certificate. This amount of money includes the cost of equipment and tooling, static and flight-testing of the aircraft, and the employment of the necessary personnel to build and test the aircraft. There can be no assurances, however, that the Company's cost to complete development of the JETCRUZER 500 will not exceed $15,000,000.

       On March 27, 2001, the Company consummated an agreement with certain investors to provide the Company $4,100,000 through a convertible debenture. Under the same agreement, an additional $3,000,000 will likely be provided in September 2001. The debentures are convertible into Class A Common Stock at various prices. On June 27, 2001 the Company obtained new financing of $1,000,000. This financing is separate and in addition to that of March 27, 2001, described above. The Company issued $1,000,000 in a Convertible Note with an interest rate of 5% to an accredited investor, as defined by Regulation D rules issued by the Securities and Exchange Commission under the Securities Act of 1933. Until such time that the debentures are converted, the Company's interest in its assets is security for the debentures. The Company's management believes that its current cash balance with the additional funding obtained subsequent to June 30, 2001 and the remaining availability to issue $2,000,000 of Secured Convertible Notes will only be sufficient to finance its plan of operations through the end of the third quarter, at which time additional funding will be required and is expected, either through the use of the equity line or additional debt financing. If the Company's estimates prove to be incorrect, or additional sources of financing are unavailable, the Company will have to curtail its development plans.

       During the quarter ended June 30, 2001 and immediately following that date, the Company accomplished the following important steps that lead towards achieving the goals listed above:

   . JETCRUZER was prepared for retraction testing of landing gear doors in preparation for company gear door installation and ground tests on S/N 0002.

   . AASI Aircraft appointed Michael C. Y. Niu as Senior Specialist. Mr. Niu is regarded as one of the world's leading experts in metallic and composite aircraft structures design.

   . The JETCRUZER 500 wing tip sail vertical wing tip sail (VTS) passed the first of two important FAA-witnessed tests.

   . Employees from AASI's electrical division commenced preparation of the Pratt & Whitney (P&W) 1,572 ESHP propjet engine wiring and harnesses that were produced in-house. After completion, the engine wiring will be checked numerous times prior to installation in JETCRUZER S/N 0003. A number of components are required in the wiring, such as the starter/generator, ignition system, prop rpm, turbine rpm, torque, oil temperature & pressure, prop reverse contacts, internal turbine temps, etc. The P&W engine in the JETCRUZER 500 is actually a jet engine that is geared to a propeller and is considered one of the most reliable in the world.

   . The JETCRUZER 500 vertical tip sail (VTS), manufactured on mass production tooling, passed the critical 100% limit load test, witnessed by the FAA. Just over two weeks prior, this wing tip sail also passed testing on the reverse side. The sail was then turned over and forces were applied in the opposite direction. This critical and final test in the limit load series on the wing tip sails was passed the first time, and the test will not have to be repeated. The Company must still go through ultimate load tests on the VTS. However, the company is in very familiar territory with all the testing that is needed to finish the amended certification, as it was all previously conducted for the model 450 FAA certification that was received in June 1994.

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

   .   The completion of all major structural and system tests.

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

   . Obtaining Type Inspection Authorization (TIA). This event marks the end of Company flight tests and means that the FAA will test the plane, using its pilots. The Company believes that this event will occur in the year 2002. Obtaining an amended Type Certificate (TC) for the Jetcruzer 500 from the FAA. This means that the Company may deliver planes to its customers. The Company believes that this event will occur in the year 2002.

   . Delivering the first JETCRUZER 500. With the delivery of its first plane, the Company will record its first sales revenue and cost of goods sold.

   . Obtaining a production certificate from the FAA. This will allow use of the Company's specified inspectors during the production and delivery processes of the JETCRUZER 500. This certification should quickly follow the receipt of the TC.



LIQUIDITY AND CAPITAL RESOURCES

       At June 30, 2001, the Company had a negative working capital of $(2,244,000) and stockholders' deficiency of $(3,573,000). Since its inception in January 1990, the Company has experienced continuing negative cash flow from operations, which, prior to the December 1996 IPO, resulted in the Company's inability to pay certain existing liabilities in a timely manner. The Company has financed its operations through private funding of equity and debt and through the proceeds generated from its December 1996 initial public offering.

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

       The Company's management team has developed a financial plan to address its working capital requirements. On March 6, 2000, the Company entered into a series of subscription agreements for the sale of up to $10,000,000 of 5% Cumulative Convertible Series A Preferred Stock, from which the Company has received net proceeds of $8,265,000, to date.

       On August 11, 2000, the Company finalized an "equity line" which permits the Company to sell up to $20,000,000 of its common stock through a Regulation D offering to a private investor. In connection with the sale, the Company will issue 250,000 warrants with a three-year life. The first equity draw from the "equity line" was executed on October 3, 2000, in which the Company has received net proceeds in the amount of $1,760,000.

       On March 27, 2001, the Company consummated an agreement with certain investors to provide the Company $4,100,000 through a convertible debenture. Under the same agreement, an additional $3,000,000 will likely be provided during the third quarter. The debentures are convertible into Class A Common Stock as various prices.

       On June 27, 2001, the Company obtained new financing of $1,000,000. This financing is separate and in addition to that of March 27, 2001, described above. The Company issued $1,000,000 in a Convertible Note with an interest rate of 5% to an accredited investor, as defined by Regulation D rules issued by the Securities and Exchange Commission under the Securities Act of 1933

       The Company's management believes that its current cash balance with the additional funding obtained subsequent to June 30, 2001 and the remaining availability to issue $2,000,000 of Secured Convertible Notes will only be sufficient to finance its plan of operations through the end of the third quarter, at which time additional funding will be required and is expected, either through the use of the equity line or additional debt financing.

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

       In November 1998, the Company moved into its manufacturing and headquarters facility. The primary financing for this project was the Company's obligation under a loan agreement related to proceeds received from $8,500,000 in the issuance of Industrial Development Bonds (IDB) by the California Economic Development Financing Authority (the "Authority"). The Company was required to provide cash collateral to The Sumitomo Bank, Limited (the "Bank") in the amount of $8,500,000 for a stand-by letter of credit in favor of the holders of the IDBs which was to expire on August 5, 2002, if not terminated earlier by the Company or the Bank. The IDBs were retired in 1999 and the stand-by letter of credit in favor of the holders of the IDBs was terminated by the Company.

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

       In June l999, the Company, in a sale/sublease-back transaction, sold the New Facility to AP-Long Beach Airport LLC. The purchase price of the building was $9,800,000. The initial term of the sublease is eighteen years, and the Company has an option to extend the term for an additional l0 years. The approximate monthly rental payments under the terms of the Sublease are currently $l09,000. The monthly rental payments will be adjusted incrementally on an annual basis until January l, 2008, when the monthly Sublease rental will be $206,000. After June l, 2008, the Sublease rentals will be adjusted annually according to changes in the Consumer Price Index, not to exceed 3% per annum. During the option term the sublease rental will be at fair market value. Under the terms of the Sublease, the Company is also required to pay the Ground Lease rentals as additional rent.

       The Company had no material capital commitments at June 30, 2001, other than discussed elsewhere in this report. The Company intends to hire a number of additional employees, which will require substantial capital resources. The Company anticipates that it will hire up to 200 additional employees over the next twelve months, including engineers and manufacturing technicians necessary to produce its aircraft.

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


Dated:  August 14, 2001