Form 10-Q
period 2001-09-30
ADVANCED AERODYNAMICS & STRUCTURES INC/
filed 2001-11-14
CIK 1019825

       As Filed with the Securities and Exchange Commission on November __, 2001
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from             to

                        Commission File Number 000-21749

                             -----------------------

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

                                 Yes [X] No [ ]

         As of November 14, 2001, the issuer had outstanding 48,948 shares of Series A 5% Cumulative Convertible Preferred Stock, 38,660,546 shares of Class A Common Stock, 1,900,324 shares of Class B Common Stock, 4,000,000 shares of Class E-1 Common Stock and 4,000,000 shares of Class E-2 Common Stock.

================================================================================

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.

                                TABLE OF CONTENTS

                                                                      Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                         3
Item 2.    Plan of Operations                                          12

PART II.   OTHER INFORMATION                                           17

Item 6.    Exhibits and Reports on Form 8-K                            17

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                  (Un-audited)

                                                                                September 30, 2001
                                                                                ------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                     $     19,000
     Prepaid expenses                                                                    12,000
                                                                                   ------------
       Total current assets                                                              31,000

Property, plant and equipment, net                                                   11,932,000
Restricted cash                                                                         405,000
Other assets                                                                            315,000
                                                                                   ------------

       Total assets                                                                $ 12,683,000
                                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                               $  1,987,000
     Capital lease obligation current portion                                            361,000
     Convertible Debenture, current (net discount of $114,000)                           499,000
     Notes Payable                                                                       604,000
     Other accrued liabilities                                                         1,171,000
                                                                                    ------------
       Total current liabilities                                                       4,622,000

Capital lease obligation, long term                                                    9,292,000
Convertible debenture, long term (net discount of $959,000)                            2,944,000
Deferred revenue                                                                       1,750,000
                                                                                    ------------

       Total liabilities                                                              18,608,000
                                                                                    ------------
Stockholders' Deficiency
     Preferred Stock, par value $.0001 per share; 5,000,000 shares authorized;
       no shares issued and outstanding                                                     --
     Series A 5% Cumulative Convertible Preferred Stock, par value $.0001 per
       share; 100,000 shares authorized; 49,448 shares issued and outstanding          3,824,000
     Class A Common Stock, par value $.0001 per share; 200,000,000
       shares authorized; 36,275,234 shares issued and outstanding                        28,000
     Class B Common Stock, par value $.0001 per share; 10,000,000 shares
       authorized; 1,900,324 shares issued and outstanding                                  --
     Class E-1 Common Stock; par value $.0001 per share; 4,000,000 shares
       authorized; 4,000,000 shares issued and outstanding                                  --
     Class E-2 Common Stock; par value $.0001 per share; 4,000,000 shares
       authorized; 4,000,000 shares issued and outstanding                                  --
Warrants to purchase common stock                                                           --
     Warrants                                                                          4,223,000
     Public Warrants                                                                     473,000
     Class A Warrants                                                                 11,290,000
     Class B Warrants                                                                  4,632,000
Additional paid-in capital                                                            48,620,000
Deficit accumulated during the development stage                                     (79,015,000)
                                                                                    ------------

Total stockholders' deficiency                                                        (5,925,000)
                                                                                    ------------

Total liabilities and stockholder's deficiency                                      $ 12,683,000
                                                                                    ============

                 See accompanying notes to financial statements

                     ADVANCED AERODYNAMICS & STRUCTURES, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF OPERATIONS
                                  (Un-audited)

                                                                                                                      Period from
                                                                                                                   January 26, 1990
                                                            Three Months Ended              Nine Months Ended         (inception)
                                                               September 30,                   September 30,      September 30, 2001
                                                            ------------------             -------------------    ------------------
                                                            2000          2001             2000           2001
                                                            ----          ----             ----           ----
Interest Income                                        $     38,000   $       --      $    121,000   $      9,000     $  2,827,000
Other Income                                                  3,000         18,000          10,000         24,000        1,414,000
                                                       ------------   ------------    ------------   ------------     ------------
                                                             41,000         18,000         131,000         33,000        4,241,000
Cost and Expenses:
Research and development costs                            1,809,000      1,903,000       3,287,000      5,937,000       43,044,000
General and administrative expenses                         949,000        979,000       2,370,000      2,943,000       24,364,000
Loss on disposal of assets                                     --             --              --             --            755,000
Realized loss on sale of investments                         (5,000)          --            43,000           --             66,000
Interest expense                                            459,000      1,546,000       1,441,000      4,901,000        9,184,000
In-process research and development acquired                   --             --              --             --            761,000
                                                       ------------   ------------    ------------   ------------     ------------
                                                          3,212,000      4,428,000       7,141,000     13,781,000       78,174,000
Loss before extraordinary item                           (3,171,000)    (4,410,000)     (7,010,000)   (13,748,000)     (73,933,000)
Extraordinary loss on retirement of Bridge Notes               --             --              --             --           (942,000)
                                                       ------------   ------------    ------------   ------------     ------------
Net loss                                               $ (3,171,000)  $ (4,410,000)   $ (7,010,000)  $(13,748,000)    $(74,875,000)
                                                                                                                      ============
Net loss per common share                              $       (.36)  $       (.13)   $       (.80)  $       (.53)
                                                       ------------   ------------    ------------   ------------
Weighted average number of common shares outstanding      9,040,744     33,348,391       8,946,915     25,075,209
                                                       ============   ============    ============   ============

                See accompanying notes to financial statements.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     Statement of Stockholders' Deficiency


------------------------------------------------------------------------------------------------------------------------------------
Common Stock
------------------------------------------------------------------------------------------------------------------------------------
                         Preferred Stock         Class A            Class B            Class E-1          Class E-2
                      --------------------------------------------------------------------------------------------------------------
                       Shares    Amount    Shares    Amount    Shares    Amount     Shares    Amount    Shares    Amount    Warrants
                      --------------------------------------------------------------------------------------------------------------

Common stock issued              $    -              $    -    418,094   $         836,189   $    -    836,189    $    -    $     -

Common stock issued
 in exchange for
 in-process research
 and development                                               201,494        -    402,988        -    402,988          -

Imputed interest on
 advances from
 stockholder

Conversion of
 stockholder
 advances                                                      598,011        -  1,196,021         - 1,196,021          -

Conversion of                                                  187,118        -    374,236         -   374,236          -
 officer loans

Stock issued in
 consideration
 for services in
 1994, 1995, and
 1996                                                          595,283        -  1,190,566         - 1,190,566          -

Imputed interest on
 advances from
 stockholder

Net proceeds from
 initial public
 offering of
 Units                                    6,000,000    1,000

Net proceeds from
 exercise of
 over-allotment
 option                                     900,000       -

Warrants issued in
 connection with
 issuance of
 Bridge Notes

Net loss from
 inception to
 December 31, 1996
                      --------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1996         -          -   6,900,000    1,000 2,000,000        -  4,000,000         - 4,000,000          -

Adjustment to
 proceeds from
 initial public
 offering and
 exercise of
 overallotment
 option

Net Loss
                      --------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1997         -              6,900,000    1,000 2,000,000        -  4,000,000         - 4,000,000          -

Conversion of Class
 B to A Common Stock                         99,676            (99,676)

Net Loss
                      --------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1998         -          -   6,999,676    1,000 1,900,324        -  4,000,000         - 4,000,000          -

Unrealized loss
 on investments

Compreshensive Loss
                      --------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1999         -          -   6,999,676   1,000 1,900,324        -  4,000,000         - 4,000,000          -

                      --------------------------------------------------------------------------------------------------------------
                                                                          Accumulated       Deficit
                                                                             Other        Accumulated
                        Public    Class A    Class B     Additional     Comprehensive      During the
                       Warrants  Warrants   Warrants   Paid-In Capital      Losses     Development Stage    Total
                      --------------------------------------------------------------------------------------------------------------

Common stock issued    $    -   $    -      $    -      $ 7,500,000      $                 $     -          $ 7,500,000

Common stock issued
 in exchange for
 in-process research
 and development                                            361,000                                             361,000

Imputed interest on
 advances from
 stockholder                                                799,000                                             799,000

Conversion of
 stockholder
 advances                                                10,728,000                                          10,728,000

Conversion of                                               336,000                                             336,000
 officer loans

Stock issued in
 consideration
 for services in
 1994, 1995, and
 1996                                                     1,507,000                                           1,507,000

Imputed interest on
 advances from
 stockholder                                                 11,000                                              11,000

Net proceeds from
 initial public
 offering of
 Units                           9,583,000   4,166,000   12,566,000                                          26,316,000

Net proceeds from
 exercise of
 over-allotment
 option                          1,707,000     466,000    1,922,000                                           4,095,000

Warrants issued in
 connection with
 issuance of
 Bridge Notes           473,000                                                                                 473,000

Net loss from
 inception to
 December 31, 1996                                                                          24,328,000       24,328,000
                      --------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1996      473,000 11,290,000   4,632,000   35,730,000                        (24,328,000)      27,798,000

Adjustment to
 proceeds from
 initial public
 offering and
 exercise of
 overallotment
 option                                                     (78,000)                                            (78,000)

Net Loss                                                                                    (6,625,000)      (6,625,000)
                      --------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1997      473,000 11,290,000   4,632,000   35,652,000                        (30,953,000)      21,095,000

Conversion of Class
 B to A Common Stock

Net Loss                                                                                   (10,118,000)     (10,118,000)
                      --------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1998      473,000 11,290,000   4,632,000   35,652,000                        (41,071,000)      10,977,000

Net Loss                                                                                    (9,341,000)      (9,341,000)

Unrealized loss
 on investments                                                                 (32,000)                        (32,000)
                                                                                                            ------------
Compreshensive Loss                                                                                          (9,373,000)
                      --------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1999      473,000 11,290,000   4,632,000   35,652,000             (32,000)   (50,412,000)       1,604,000

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

               Statement of Stockholders' Deficiency (continued)

------------------------------------------------------------------------------------------------------------------------------------
                                                                           Common Stock
------------------------------------------------------------------------------------------------------------------------------------
                                Preferred Stock              Class A              Class B            Class E-1         Class E-2
------------------------------------------------------------------------------------------------------------------------------------
                              Shares      Amount        Shares     Amount     Shares   Amount    Shares   Amount    Shares    Amount
                             -------------------------------------------------------------------------------------------------------
Net proceeds from issuance
 of Preferred Stock           79,800   $ 5,034,000           --   $    --          --   $                  $ --                $
Conversion of Preferred
 Stock to Class A            (10,891)     (687,000)     712,663        --          --
Net proceeds from Equity
 Line                                                 1,252,160
Amortization of discount
 on Preferred Stock                        278,000
Amortization of warrant
 attached to Common Stock
Unrealized gain on
 investments
Net Loss
                             -------------------------------------------------------------------------------------------------------
Comprehensive loss
                             -------------------------------------------------------------------------------------------------------
Balance at December 31,
 2000                         68,909   $ 4,625,000    8,964,499   $ 1,000   1,900,324   $ --   4,000,000   $ --    4,000,000   $ --
                             -------------------------------------------------------------------------------------------------------
Conversion of Preferred
 Stock to Class A            (30,746)   (1,949,000)  14,224,069    14,000          --
Amortization of discount
 on Preferred Stock                        134,000
Amortization of warrant
 attached to Common Stock
Net proceeds from Equity
 Line                                                 4,455,023     4,000
Issuance of warrants
 attached to debentures
Conversion of Convertible
  Debentures to Class A                               8,631,643     9,000
Issuance of Preferred
 Stock                        11,285     1,014,000
Net loss
                             -------------------------------------------------------------------------------------------------------
Balance at September 30,
 2001                         49,448   $ 3,824,000   36,275,234   $28,000   1,900,324   $ --   4,000,000   $ --    4,000,000   $ --
                             =======================================================================================================

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Deficit
                                                                                           Accumulated   Accumulated
                                                                                              Other      During the
                                         Public     Class A     Class B     Additional    Comprehensive  Development
                             Warrants   Warrants    Warrants    Warrants  Paid-In Capital     Loss          Stage         Total
                            --------------------------------------------------------------------------------------------------------
Net proceeds from issuance
 of Preferred Stock         $2,217,000                         $            $ 3,302,000     $    --     $ (3,302,000)  $  7,251,000
Conversion of Preferred
 Stock to Class A                                                               687,000                                          --
Net proceeds from Equity
 Line                          358,000                                          863,000                                   1,221,000
Amortization of discount
 on Preferred Stock                                                                                         (278,000)            --
Amortization of warrant
 attached to Common Stock                                                        45,000                      (45,000)            --
Unrealized gain on
 investments                                                                                 32,000                          32,000
Net Loss                                                                                                 (10,715,000)   (10,715,000)
                            --------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                      (10,683,000)
                            --------------------------------------------------------------------------------------------------------
Balance at December 31,
 2000                       $2,575,000  $473,000  $11,290,000  $4,632,000   $40,549,000     $    --     $(64,752,000)  $   (607,000)
                            --------------------------------------------------------------------------------------------------------
Conversion of Preferred
 Stock to Class A                                                             2,095,000                     (160,000)  $         --
Amortization of discount
 on Preferred Stock                                                                                         (134,000)            --
Amortization of warrant
 attached to Common Stock                                                        89,000                      (89,000)            --
Net proceeds from Equity
 Line                                                                         1,168,000                                $  1,172,000
Issuance of warrants
 attached to debentures      1,648,000                                        3,627,000                                $  5,275,000
Conversion of Convertible
  Debentures to Class A                                                         960,000                                $    969,000
Issuance of Preferred
 Stock                                                                          132,000                     (132,000)  $  1,014,000
Net loss and comprehensive
 loss                                                                                                    (13,748,000)  $(13,748,000)
                            --------------------------------------------------------------------------------------------------------
Balance at September 30,
 2001                       $4,223,000  $473,000  $11,290,000  $4,632,000   $48,620,000     $    --     $(79,015,000)  $ (5,925,000)
                            ========================================================================================================

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS
                                  (Un-audited)

                                                                                                           PERIOD FROM
                                                                                                            JANUARY 26
                                                                                                               1990
                                                                                                           (INCEPTION)
                                                                        NINE MONTHS ENDING SEPTEMBER 30,  TO SEPTEMBER 30,
                                                                        --------------------------------------------------
                                                                               2000            2001            2001
                                                                        --------------------------------------------------

  OPERATING ACTIVITIES:
     Net loss                                                              $ (7,010,000)   $(13,748,000)   $(74,875,000)
     Adjustments to reconcile net loss to net cash used in
      operating activities:                                                           -               -
      Noncash stock compensation expense                                              -               -       1,207,000
      Noncash interest expense                                                  341,000               -         336,000
      Beneficial conversion feature on debentures issued                              -       3,627,000       3,627,000
      Amortization of Discount on Convertible Debentures                              -         209,000         209,000
      Cost of in-process research and development acquired                            -               -         761,000
      Imputed interest on advances from stockholder                                   -               -         810,000
      Interest income from restricted cash invested                                   -               -        (474,000)
      Extraordinary loss on retirement of Bridge Notes                                -               -         942,000
      Depreciation and amortization                                           1,103,000       1,054,000       5,827,000
      Loss on disposal of assets                                                      -               -         755,000
      Realized Loss on sale of investments                                       42,000               -          66,000
      Changes in operating assets and liabilities:
         Change in prepaid expenses and other current assets                   (118,000)         57,000         161,000
         Change in other assets                                                  (2,000)       (109,000)       (315,000)
         Change in accounts payable                                              20,000         594,000         599,000
         Change in accrued liabilities                                          120,000         487,000       2,278,000
         Change in deferred revenue                                              70,000         (25,000)      1,535,000
                                                                        ------------------------------------------------
  Net cash used in operating activities                                      (5,434,000)     (7,854,000)    (56,551,000)

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in construction in progress                                             -               -        (446,000)
     Proceeds from insurance claims upon loss of aircraft                             -               -          30,000
     Proceeds from sales of assets                                                    -               -       9,803,000
     Capital expenditures                                                    (2,488,000)       (259,000)     (8,378,000)
     Purchase of certificate of deposit                                               -               -      (1,061,000)
     Proceeds from redemption of certificate of deposit                               -               -       1,061,000
     Purchase of investments                                                 (2,626,000)              -     (36,346,000)
     Proceeds from maturities of investments in bonds                                 -               -         828,000
     Proceeds from sale of investments                                        4,028,000               -      35,452,000
     Restricted cash from long term debt                                              -               -      (8,095,000)
     Increase in restricted cash                                                      -               -        (405,000)
                                                                        ------------------------------------------------
  Net cash used in investing activities                                      (1,086,000)       (259,000)     (7,557,000)
                                                                        ------------------------------------------------
  FINANCING ACTIVITIES:
     Adjustment to net proceeds from initial  public  offering
      and exercise of over allotment option                                           -              -          (78,000)
     Proceeds from the issuance of convertible debentures                             -       5,836,000       5,836,000
     Proceeds received from promissory notes                                         --         604,000         604,000
     Proceeds from long term debt                                                     -               -       8,500,000
     Restricted cash collateral for long term debt                                    -               -      (8,500,000)
     Proceeds from issuance of convertible preferred stock                    6,820,000       1,014,000       8,265,000
     Advances from stockholder                                                        -               -      10,728,000
     Proceeds from issuance of common stock                                           -       1,172,000       9,893,000
     Net proceeds from initial public offering and exercise of
      over-allotment option                                                           -               -      30,411,000
     Net proceeds from bridge financing                                               -               -       6,195,000
     Net proceeds from loans from officers                                            -               -         336,000
     Payments on capital lease obligations                                     (161,000)       (507,000)     (1,063,000)
     Repayment of bridge financing                                                    -               -      (7,000,000)
                                                                        ------------------------------------------------
  Net cash provided by financing activities                                   6,659,000       8,119,000      64,127,000
  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          139,000           6,000          19,000
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              498,000          13,000               -
                                                                        ------------------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    637,000         $19,000    $     19,000
                                                                        ================================================

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENT OF CASH FLOWS (continued)


                                                                                                               PERIOD FROM
                                                                                                                JANUARY 26
                                                                                                                  1990
                                                                                                               (INCEPTION)
                                                                              QUARTER ENDING SEPTEMBER 30,  TO SEPTEMBER 30,
                                                                                2000              2001            2001
                                                                            ------------------------------------------------
  SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                    $   917,000      $   861,000      $  4,027,000
  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Stockholder advances converted to common stock                                                           $ 10,728,000
     Loans from officer converted to common stock                                                             $     36,000
     Common stock issued for noncash consideration and compensation                                           $  1,507,000
     Liabilities assumed from ASI                                                                             $    400,000
     Common stock issued for in-process research and development acquired                                     $    361,000
     Equipment acquired under capital leases                                                     153,000      $ 10,480,000
     Deposit surrendered as payment for rents due                                                             $     80,000
     Construction in progress acquired with restricted cash                                                   $  8,578,000

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                                   (unaudited)

1.  GENERAL

     In the opinion of the Company's management, the accompanying unaudited financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at September 30, 2001 and the results of operations and cash flows for the nine months ended September 30, 2001 and September 30, 2000 respectively and for the period from January 26, 1990 (inception) to September 30, 2001. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for any other interim period or the full year.

     The financial information in this quarterly report should be read in conjunction with the audited December 31, 2000 financial statements and notes thereto included in the Company's annual report filed on Form 10-KSB.

     The Company is a development stage enterprise. On December 3, 1996, the Company successfully completed an initial public offering to finance the continued development, manufacture and marketing of its product to achieve commercial viability. The net proceeds of $30,411,000 from the offering, including the exercise of the over allotment option, were used to amend its Federal Aviation Administration ("FAA") Type Certificate for technical revisions to its product, to obtain a FAA Production Certificate for its product, to repay borrowings under a bridge loan, to expand the Company's sales and marketing efforts, to establish a new manufacturing facility, and to acquire production materials and additional tooling and equipment.

     The Company is currently in the process of developing their product and obtaining appropriate certification from the Federal Aviation Administration. To date, the Company has generated no sales revenue, and none is projected until the Company can begin commercial production of its product and the certification process is complete. Prior to commencing deliveries, the Company will need to, among other things, complete the development of the JETCRUZER 500 and obtain the requisite regulatory approvals. The Company's management believes that its current cash balance with the additional funding obtained subsequent to September 30, 2001 will be sufficient to finance its plan of operations to the third quarter of 2002, at which time additional funding will be required.

2.  NET LOSS PER COMMON SHARE

     The Company's net loss per common share was computed based on the weighted average number of shares of common stock outstanding during the nine month periods ended September 30, 2001 and 2000 and excludes all outstanding shares of Class E-1 and Class E-2 Common Stock because the conditions for the lapse of restrictions on such shares have not been satisfied. There is no difference between the loss per common share amounts computed for basic and dilutive purposes because the impact of convertible preferred stock, options and warrants outstanding are anti-dilutive.

3.  NOTES PAYABLE

     During the quarter ended September 30, 2001, the Company executed various promissory notes in the amount of $604,000 representing both the principal and cash proceeds received. The notes were made by certain creditors as advances against the additional funding received on October 26, 2001. On that date both the principal amount and the accrued interest due at September 30, 2001 in the amount of approximately $34,000 were paid to the creditors. See Note 6.

4.  CONVERTIBLE DEBENTURES

     On March 27, 2001 the Company obtained new financing of up to $5,000,000, with an availability of up to an additional $3,000,000. The additional amount becomes available after certain criteria have been met, as defined in the agreement. The Company issued $4,100,000 in Secured Convertible Notes with an interest rate of 5% to accredited investors, as defined by Regulation D rules issued by the Securities and Exchange Commission under the Securities Act of 1933. Attached to the Notes are warrants to purchase 2 shares of Common stock for every one dollar in Notes, at an exercise price of approximately $.45. The Company has filed a proxy statement and Form S-3 Registration Statement as required by the terms of the agreement. There is a mandatory redemption requirement at 125% of the unpaid principal balance and unpaid interest upon the occurrence of default or if the Company is prohibited from issuing shares of Common stock. Additionally, the Company may put the additional notes to the note holders upon meeting certain covenants related to the availability of trading of the stock, trading volume and market price and other milestones.

     At September 30, 2001 the Company was in default on one of the covenants of the agreement for failure to pay accrued interest on the notes within 10 days of September 30, 2001. Due to the default the Company is required to accrue the interest due at 10%. In accordance with the agreement, the Company has accrued approximately $161,000 in interest due the note holders at September 30, 2001. The Company is in the process of obtaining waivers from the note holders waiving only their right to call the notes due, but not the payment of interest. No adjustments have been made to the financial statements while the Company is obtaining these waivers.

     The debentures were issued with various stated conversion prices, which resulted in a beneficial conversion feature since the effective conversion price was below market at the time of the issuance. The discount of $2,542,000, which resulted from this transaction, was immediately expensed as interest, as the holders of the debentures are able to convert to common stock immediately upon issuance.

     On June 27, 2001 the Company obtained new financing of $1,000,000. This financing is separate and in addition to that of March 27, 2001, described above. The Company issued $1,000,000 in a Convertible Note with an interest rate of 5% to an accredited investor, as defined by Regulation D rules issued by the Securities and Exchange Commission under the Securities Act of 1933. Attached to the Note are warrants to purchase 2 shares of Common stock for every one dollar of the Note, at a purchase price of $.22275 per share. There is a mandatory redemption requirement at 125% of the unpaid principal balance and unpaid interest upon the occurrence of default or if the Company is prohibited from issuing shares of Common stock. The Company did not file a Form SB-2 Registration Statement within 30 days of the Closing date which is a non-registration event pursuant to the Subscription Agreement. The Company is obtaining a waiver from the note holder, waiving the non-registration event and permitting the filing of the SB-2 by December 11, 2001. No adjustments have been made to the financial statements while the Company is obtaining this waiver.

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

     At September 30, 2001 the Company was in default on one of the covenants of the June 27, 2001 agreement for failure to pay accrued interest on the notes within 10 days of September 30, 2001. Due to the default the Company is required to accrue the interest due at 10%. In accordance with the agreement, the Company has accrued approximately $27,000 in interest due the note holders at September 30, 2001. The Company is in the process of obtaining waivers from the note holders waiving only their rights to call the notes due, but not the payment of interest. No adjustments have been made to the financial statements while the Company is obtaining these waivers.

     On July 25, 2001, the Company issued $1,000,000 in Secured Convertible Notes under the March 27, 2001 agreement in which $3,000,000 was available to the Company for additional financing. The remaining $2,000,000 is to be provided at a date to be determined. Attached to the Notes are warrants to purchase 2 shares of Common stock for every one dollar of the Notes, at a purchase price of $.242 per share. The Company has registered the shares underlying the conversion of the Notes and the exercise of the warrants as required by the agreement. There is a mandatory redemption requirement at 125% of the unpaid principal balance and unpaid interest upon the occurrence of default or if the Company is prohibited from issuing Common stock.

     At September 30, 2001 the Company was in default on one of the covenants of the July 25, 2001 agreement for failure to pay accrued interest on the notes within 10 days of September 30, 2001. Due to the default the Company is required to accrue the interest due at 10%. In accordance with the agreement, the Company has accrued approximately $13,000 in interest due the note holders at September 30, 2001. The Company is in the process of obtaining waivers from the note holders waiving only their right to call the notes due, but not the payment of interest. No adjustments have been made to the financial statements while the Company is obtaining these waivers.

     As of September 30, 2001, various note holders converted a total of $1,365,623 of convertible debentures into 8,631,643 shares of Class A Common Stock. Subsequent to September 30, 2001, an additional $451,500 of convertible debentures was converted into 3,285,705 shares of Class A Common Stock.

5.  STOCKHOLDERS' EQUITY

Preferred Stock

     As of September 30, 2001, the Company received $8,265,500 in net cash proceeds related to a preferred stock agreement to issue up to 100,000 shares of 5% Cumulative Convertible Series A Preferred Stock ("Preferred Stock") with a stated value of $100 per share and Common Stock Purchase Warrants to purchase Class A Common Stock, for the aggregated purchase price of $10 million. As of September 30, 2001, the Company issued 91,085 shares of Preferred stock with a stated value of $9,108,500 and 1,082,000 detachable warrants and incurred $843,000 in commissions and legal fees. No new shares were issued in the quarter ended September 30, 2001. The remaining $891,500 in Preferred Stock funding will not occur until certain criteria have been met.

     Additionally, as consideration for the transaction, placement warrants to purchase up to 873,000 shares of Class A Common Stock were issued. Fair values of $1,231,000 and $986,000 for the detachable warrants and the placement warrants, respectively, have been included in stockholders' equity and are netted as a discount to the Preferred Stock. The warrants are exercisable in installments and the terms for the placement warrants are similar to the terms of the detachable warrants issued with the Preferred Stock. The fair value for these warrants was estimated at the dates of grant using a Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rates of 4.68% to 6.43%; dividend yields of 0%; a volatility factor of .566 to .915 and an expected life of the warrants of 3 years.

     Holders of the Preferred Stock are entitled to receive cash dividends payable quarterly and have preferential liquidation rights above all other issuance of Common Stock for an amount equal to the stated value. The Preferred Stock and unpaid dividends convertible into shares of Common Stock equal to an amount determined by the market value at the date of close of the common stock, adjusted for changes in the market price prior to the conversion. The preferred stockholders do not have voting rights. The warrants are callable in installments. The Company has reserved 4,000,000 shares of its Class A Common Stock for the conversion of the Preferred Stock. As of September 30, 2001, the Company had dividends in arrears for the Preferred Stock totaling $291,000 or $5.88 per share.

     For the period ended September 30, 2001, various Preferred Stockholders converted a total of 30,746 shares plus dividends in arrears into 14,224,069 shares of Class A Common Stock. As of September 30, 2001, no warrants have been exercised. Subsequent to September 30, 2001 a Preferred Stockholder converted 500 shares plus dividends in arrears into 341,112 shares of Class A Common Stock.

Equity Line of Credit

     On August 11, 2000, the Company closed a Private Equity Line of Credit Agreement with private investors. These investors have committed to purchase up to $20,000,000 of Common Stock over the course of two years. This private placement agreement provides that the Company to request, at its sole discretion and subject to limitation based on volume and market price, may require that the investors purchase certain amounts of shares every 30 days at a price equal to 92% or 93% of the market price. Each request will be for a minimum of $200,000 and subject to a maximum of $1,500,000. In connection with the Equity Line Agreement, warrants to purchase 250,000 shares of Class A Common Stock were issued with a strike price of $3.15 per share. Additional drawings on this Equity Line are dependent upon stock market conditions, which at the latter part of 2000 and beginning at 2001 seriously limited such drawings. During the nine months ended September 30, 2001, the Company received cash proceeds of $1,172,000 and issued 4,455,023 shares of common stock under this equity line.

6.  SUBSEQUENT EVENTS

     On October 26, 2001, the Company received an initial $7,000,000 in net proceeds from a private placement offering of its 8% Secured Convertible Notes along with 16,000,000 Class A Common Stock Purchase Warrants. The notes were issued in the principal amount of $8,000,000, less $1,000,000 already advanced by the note holders prior to the closing date, including the $604,000 advanced before September 30, 2001. Both the maturity date of the notes and the expiration date of the warrants is October 26, 2006. The first 50% of the warrants may be exercised at a price of $.25, whereas the other 50% may be exercised at $.30. In conjunction with this private placement, AASI entered into a Put Agreement with a group of its investors who hold convertible notes and preferred stock, some of whom participated in the private placement. AASI may sell up to an additional $3 million of Convertible Notes and Warrants as part of this private placement and, under the Put Agreement, has the option of selling up to an additional $5 million of Convertible Notes and Warrants. AASI's right to exercise its option expires October 25, 2002.

ITEM 2.  PLAN OF OPERATIONS

     Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, the Company's ability to raise additional capital, the Company's ability to obtain market acceptance of its aircraft, the Company's ability to obtain regulatory approval for its aircraft, and the competitive market for sales of small business aircraft and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those set forth in this report, our Annual Report on Form 10-KSB and other reports and document that we file with the Securities and Exchange Commission, all of which may be retrieved at www.sec.gov.
                                             -----------

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

     On March 27, 2001, the Company consummated an agreement with certain investors to provide the Company $4,100,000 through a convertible debenture. Under the same agreement, an additional $1,000,000 was provided on July 25, 2001 with the remaining $2,000,000 to be provided at a later date. The debentures are convertible into Class A Common Stock at various prices. On June 27, 2001 the Company obtained new financing of $1,000,000. This financing is separate and in addition to that of March 27, 2001 and July 25, 2001, described above. The Company issued $1,000,000 in a Convertible Note with an interest rate of 5% to an accredited investor, as defined by Regulation D rules issued by the Securities and Exchange Commission under the Securities Act of 1933. Until such time that the debentures are converted, the Company's interest in its assets is security for the debentures. The Company's management believes that its current cash balance with the additional funding obtained subsequent to September 30, 2001 will be sufficient to finance its plan of operations to the beginning of the second quarter of 2002, at which time additional funding will be required and is expected, either through the use of the equity line or additional debt financing. If the Company's estimates prove to be incorrect, or additional sources of financing are unavailable, the Company will have to curtail its development plans.

During the quarter ended September 30, 2001 and immediately following that date, the Company accomplished the following important steps that lead towards achieving the goals listed above:

 .    The new heavy duty, upgraded, landing gear for JETCRUZER S/N 0003 were received and inventoried and prepared for transfer to the assembly area after inspection.

 .    Prepared forward wing in for structural testing.

 .    Finished wiring through the forward pressure bulkhead to the heart of the electrical system, the J box or Junction box. The box is a switching junction for various electrical components and systems.

 .    Conducted critical, FAA 100% limit load test. AASI passed the FAA witnessed test to their complete satisfaction. This test checks for binding of all movable parts, while at 100% limit loads.

 .    The forward wing meets the FAA specifications to fly the conformed
     JETCRUZER 500 S/N 0003. The load test was witnessed by the FAA as it passed the last of all tests for 100% limit load requirements on the forward wing. This was a negative G load test similar to the positive load test shown above.

 .    The main fuselage fuel tank was finished and readied for test and installation.

 .    The JETCRUZER 500 received FAA go ahead for the last static test on the forward wing - 150% Ultimate Load.

 .    The JETCRUZER fuel tank passed FAA pressurization tests on its first test.

 .    The JETCRUZER pilot seats pass fit and function testing.

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

 .    The start of progress payment collections. As the Company starts the production process, each customer whose plane is being built will be requested to make an initial progress payment, as specified in the customer's purchase contract. The Company believes this event will assist the start of positive cash flow.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Company had a negative working capital of ($4,875,000) and stockholders' deficiency of ($5,925,000). Since its inception in January 1990, the Company has experienced continuing negative cash flow from operations, which, prior to the December 1996 IPO, resulted in the Company's inability to pay certain existing liabilities in a timely manner. The Company has financed its operations through private funding of equity and debt and through the proceeds generated from its December 1996 initial public offering.

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

     On August 11, 2000, the Company finalized an "equity line" which permits the Company to sell up to $20,000,000 of its common stock through a Regulation D offering to a private investor. In connection with the sale, the Company issued 250,000 warrants with a three-year life. As of September 30, 2001, the Company has received net proceeds in the amount of $2,035,000.

     On March 27, 2001, the Company consummated an agreement with certain investors to provide the Company $4,100,000 through a convertible debenture. On July 25, 2001, under the same agreement, an additional $1,000,000 was obtained. The remaining $2,000,000 will be provided at a date to be determined. The debentures are convertible into Class A Common Stock at various prices.

         On June 27, 2001, the Company obtained new financing of $1,000,000. This financing is separate and in addition to that of March 27, 2001, described above. The Company issued $1,000,000 in a Convertible Note with an interest rate of 5% to an accredited investor, as defined by Regulation D rules issued by the Securities and Exchange Commission under the Securities Act of 1933.

         On October 26, 2001, the Company received an initial $7,000,000 in net proceeds from a private placement offering of its 8% Secured Convertible Notes along with 16,000,000 Class A Common Stock Purchase Warrants. The notes were issued in the principal amount of $8,000,000, less $1,000,000 already advanced by the note holders prior to the closing date, including the $604,000 advanced before September 30, 2001. Both the maturity date of the notes and the expiration date of the warrants is October 26, 2006. The first 50% of the warrants may be exercised at a price of $.25, whereas the other 50% may be exercised at $.30. In conjunction with this private placement, AASI entered into a Put Agreement with a group of its investors who hold convertible notes and preferred stock, some of whom participated in the private placement. AASI may sell up to an additional $3 million of Convertible Notes and Warrants as part of this private placement and, under the Put Agreement, has the option of selling up to an additional $5 million of Convertible Notes and Warrants. AASI's right to exercise its option expires October 25, 2002.

         The Company's management believes that its current cash balance with the additional funding obtained subsequent to September 30, 2001 and the remaining availability to issue up to $8,000,000 of Secured Convertible Notes will be sufficient to finance its plan of operations to the beginning of the third quarter 2002, at which time additional funding will be required and is expected, either through the use of the equity line or additional debt financing.

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

         The Company has leased approximately 10 acres of land located on the Long Beach Airport in Long Beach, California ("Ground Lease"). The Ground Lease term commenced on January 14, 1998, and continues for 30 years. The rental under the Ground Lease incrementally increases for the first five years of the Ground Lease term from $7,400 per month to $l5,900 per month.

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

        In June 1999, the Company, in a sale/sublease-back transaction, sold the New Facility to AP-Long Beach Airport LLC. The purchase price of the building was $9,800,000. The initial term of the sublease is eighteen years, and the Company has an option to extend the term for an additional l0 years. The approximate monthly rental payments under the terms of the Sublease are currently $109,000. The monthly rental payments will be adjusted incrementally on an annual basis until January 1, 2008, when the monthly Sublease rental will be $206,000. After June l, 2008, the Sublease rentals will be adjusted annually according to changes in the Consumer Price Index, not to exceed 3% per annum. During the option term the sublease rental will be at fair market value. Under the terms of the Sublease, the Company is also required to pay the Ground Lease rentals as additional rent.

         The Company had no material capital commitments at September 30, 2001, other than discussed elsewhere in this report. The Company intends to hire a number of additional employees, which will require substantial capital resources. The Company anticipates that it will hire up to 200 additional employees over the next twelve months, including engineers and manufacturing technicians necessary to produce its aircraft.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Exhibit No.      Description
               -----------      -----------

                   4.1 Form of October 26, 2001 Subscription Agreement ("SA") and Form of Secured Note (Exhibit A to the SA) and Form of Warrant (Exhibit D to the SA)

                   4.2          Form of October 26, 2001 Security Agreement

                   4.3          Form of October 26, 2001 Lockup Agreement

                   4.4          Form of October 26, 2001 Put Agreement


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

Dated:  November 14, 2001