Form 10KSB
period 2001-12-31
ADVANCED AERODYNAMICS & STRUCTURES INC/
filed 2002-04-16
CIK 1019825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

               [X]  ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2001

               [_]  TRANSITION REPORT PURSUANT TO SECTION 13 or
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-21749

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
          (Name of Small Business Issuer as specified in its charter)

              DELAWARE                                       95-4257380
  (State Or Other Jurisdiction Of                         (I.R.S. Employer
   Incorporation Or Organization)                        Identification No.)

              3205 LAKEWOOD BOULEVARD, LONG BEACH, CALIFORNIA 90808 (Address Of Principal Executive Offices) (Zip Code)

                                 (562) 938-8618
              (Registrant's Telephone Number, Including Area Code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K-SB or any amendment to this Form 10-K-SB [_]

     The Registrant generated no operating revenues for the fiscal year ended December 31, 2001.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sales price of its common stock as of March 31, 2002 on the Over the Counter Bulletin Board was $15,154,680. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

     As of March 31, 2002, the Registrant had 43,142 outstanding shares of Series A 5% Cumulative Convertible Preferred Stock; 55,623,743 shares of Class A Common Stock; 1,900,324 shares of Class B Common Stock; 4,000,000 shares of Class E-1 Common Stock and 4,000,000 shares of Class E-2 Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement relating to its 2002 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

     Specified exhibits are listed in Part III of this report at page 22.

          Transitional Small Business Disclosure Format: Yes [_] No [X]

================================================================================

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.

                              CROSS-REFERENCE SHEET

         The following items in Part III of Registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 2001, are incorporated herein by reference to Registrant's Proxy Statement and appear therein under the section headings indicated below:


   Item                          Form Heading                                        Section Heading
-----------      ----------------------------------------------      -------------------------------------------------
    9.           Directors, Executive Officers Promoters and         Proxy Statement - Election of Directors -
                 Control Persons; Compliance with                    Information with respect to Nominees, Directors
                 Section 16(a) of the Exchange Act                   and Executive Officers

   10.           Executive Compensation                              Proxy Statement - Management - Compensation of
                                                                     Executive Officers

   11.           Security Ownership of Certain Beneficial            Proxy Statement - Principal Stockholders
                 Owners and Management

   12.           Certain Relationships and Related                   Proxy Statement - Management - Certain
                 Transactions                                        Relationships and Related Transactions

         Certain statements contained in this report, including, but not limited to, statements concerning our future cash and financing requirements, our ability to raise additional capital, our ability to obtain market acceptance of our aircraft, our ability to obtain regulatory approval for our aircraft, and the competitive market for sales of small business aircraft and other statements contained herein regarding matters that are not historical facts, are forward-looking statements: actual results may differ materially from those set forth in the forward-looking statements, which statements involve risks and uncertainties, including without limitation those risks and uncertainties set forth in our Registration Statement on Form SB-2 (333-12273) and any subsequent Registration Statements filed by us under the Securities Act of 1933, as amended, under the heading "Risk Factors."

                                     PART I

ITEM 1.       BUSINESS

OVERVIEW

         We are a development stage enterprise organized in 1990 to design, develop, manufacture and market general aviation aircraft. We began development of the Jetcruzer 450 in 1990. The Jetcruzer 450 is a non-pressurized, single-engine aircraft powered by a Pratt & Whitney propjet engine which obtained the FAA type certificate approval in 1994. We later decided to amend the type certificate to develop a stretched and pressurized version of the 450 called the Jetcruzer 500 for commercial sale. Research and development expenses increased in 2001 as we accelerated the development of the Jetcruzer 500.

         At the end of 2001, we recognized that a unique opportunity exists in the general aviation industry today. As a result of the concurrence of these three factors: (1) reduction of product-liability exposure as a result of the passage of General Aviation Revitalization Act of 1994, (2) the availability of several top of the line general aviation product lines as a result of the recent recession and changes in the strategic direction by general aviation aircraft manufacturers, and (3) deteriorating comfort and convenience of airline travel, an opportunity has been created for the formation of a new general aviation company whose products offer an alternative to business travel by airline for executives of small- to medium-sized businesses and high net worth individuals.

         We have hired a management team with significant experience in turning around general aviation manufacturing companies in order to take advantage of current opportunities. The new management team has already taken the first step in our strategy by acquiring the assets of Mooney Aircraft Corporation. Mooney produced high-performance, single-piston engine aircraft for more than 50 years and are currently recognized as the highest performance piston engine aircraft in commercial production. Over 10,000 Mooney aircraft are in operation around the world. We plan to pursue acquisition of other complementary general aviation product lines and development programs as they become available.

         The new management team also immediately instituted a technical review of the Jetcruzer 500 program. This review revealed that the Jetcruzer 500 was overweight, was not achieving its speed goals, and had a center of gravity problem with fuel burn. Additionally, subsequent noise tests determined the aircraft could not meet current federal guidelines for external noise levels. Accordingly, significant spending on the Jetcruzer program was suspended, and we will review how best to capitalize on the completed development work.

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

         Currently, there are fewer than ten major manufacturers of general aviation aircraft based in the United States. Piston aircraft make up the numerical majority of aircraft delivered by these manufacturers, whereas propjets and jet aircraft account for the majority of billings. Aircraft deliveries by United States manufacturers have increased consistently with sales generating approximately $3.1 billion in 1996, $4.7 billion in 1997, $5.9 billion in 1998, $7.8 billion in 1999, $8.6 billion in 2000 and $8.7 billion in 2001.

STRATEGY

General

         An opportunity exists in the general aviation industry today to create a new general aviation company composed of the best of existing aircraft models produced today and available for acquisition either as a result of depressed financial conditions or due to a desire by their manufacturers to exit the industry. Also, in 1994, the passage of the General Aviation Revitalization Act of 1994 ("GARA") has resulted in the reduction of product liability exposure of general aviation aircraft manufacturers. Finally, airline travel has steadily become a less desirable means of travel for the business traveler due to the airlines' adoption of a hub-and-spoke system significantly extending the time and reducing the convenience of airline travel to destinations without major terminal facilities. The events of September 11, 2001, have caused increased security measures to be implemented that cause further travel delays and inconvenience to business travelers.

         As a result of the concurrence of these three factors: (1) reduction of product liability exposure as a result of the passage of GARA , (2) the availability of several top of the line general aviation product lines as a result of the recent recession and changes in the strategic direction by general aviation aircraft manufacturers, and (3) the deteriorating comfort and convenience of airline travel, a unique opportunity has been created for the formation of a new general aviation company whose products offer an alternative to business travel by airline for executives of small- to medium-sized businesses and high net worth individuals.

         We intend to build such a new general aviation company through two major strategies, as follows:

                . The acquisition and manufacture of the "best of breed"
                  existing models from aircraft manufacturers who desire to exit the general aviation manufacturing business or are under financial duress. Only aircraft models that are considered best in their class and fit together as a coherent product line are being considered.

                . Development of new, small jet and turboprop aircraft (4 to 6 passengers), offering high performance and high safety of flight, coupled with purchase and operating costs substantially below currently available models that will be attractive to individuals and small- to medium-size companies who have not previously considered private aircraft as an alternative to airline travel.

         Advanced Aerodynamics & Structures, Inc., now doing business as Mooney Aerospace Group, Ltd., and sometimes referred to as the "Company", has already taken the first step in this strategy by agreeing to acquire substantially all of the assets of the Mooney Aircraft Corporation ("Mooney") at a federal bankruptcy auction in San Antonio, Texas on March 18, 2002, and through the provisions of an Asset Purchase Agreement with the general unsecured creditors committee. The Mooney Aircraft Corporation produced high-performance, single-piston engine aircraft for more than 50 years. Mooney aircraft have always been recognized as the highest performance piston engine aircraft in commercial production and have a wide following. Over 10,000 Mooney aircraft are in operation around the world. Mooney was producing three models when it filed for bankruptcy in July 2001.

         Mooney was operated after its bankruptcy filing by a skeleton staff that primarily focused on supplying spare parts and technical service to its customer base. We have formed a new company to own and operate the assets being acquired from Mooney. This wholly-owned subsidiary is named Mooney Airplane Company, Inc. We will be formally changing our name to Mooney Aerospace Group, Ltd.

         We intend to establish full production of the Mooney line of aircraft, which will consist of three models, the Eagle 2, Ovation 2, and the Bravo at our manufacturing facility in Kerrville, Texas. As we acquire additional aircraft product lines, it is our intention to produce those models at the Kerrville manufacturing facility as well.

         We plan to profitably operate Mooney Airplane Company, Inc. by eliminating significant amounts of overhead, reducing manufacturing costs, and by instituting a new approach for sales and distribution of the aircraft. An increase in these costs led to Mooney's Chapter 11 bankruptcy in July of 2001.

         We have hired a management team with significant experience in turning around general aviation manufacturing companies in order to achieve these goals. Roy Norris, President & CEO, is the former President of Raytheon Aircraft Company, a major producer of general aviation aircraft. Pete Larson, CFO, is the former CFO of Cessna Aircraft Company and had significant experience in turning around Cessna's financial performance. Dale Ruhmel, Executive Vice President for Operations and Engineering, is the former head of Advanced Design and Technical Services for Cessna Aircraft Company and an industry-recognized expert in small aircraft design and certification. The combined experience of this management team will provide the necessary knowledge to make the required changes to bring Mooney back to profitability.

         We continue to investigate the acquisition of other top of the line general aviation product lines that will be complementary to the Mooney line. Negotiations are underway with one major manufacturer, which may lead to the purchase of that manufacturer's line of piston engine aircraft. We are also in negotiations with Century Aerospace, Inc. for the acquisition of the rights to complete the development and construction of the Century Jet, a small six passenger micro-jet with attractive cost advantages over existing small jet aircraft. We plan to pursue acquisition of other complementary general aviation product lines and development programs as they become available.

Manufacturing

         We will manufacture all aircraft products for both Mooney and any future-acquired lines in Kerrville, Texas, at the location of Mooney's existing manufacturing facilities. Mooney has a favorable long-term lease on both land and buildings at the Kerrville Airport, which makes Kerrville a financially-attractive location to build aircraft. As many as 700 aircraft per year have been produced in this facility, and it should provide the space required for our future production plans.

         Additionally, the Kerrville area has an experienced aerospace labor work force developed over the many years Mooney has produced aircraft in this location. There are no other aircraft manufacturers in the immediate area, so competition for experienced workers is minimal. Texas is a "right to work" state and the Mooney workforce has never been unionized, which results in lower wage costs. Labor to supply the needs for long-term growth is available in nearby San Antonio.

         We plan to greatly simplify the manufacturing process used at Mooney by eliminating inappropriate levels of computer control. The Mooney aircraft is a simple and straightforward aircraft to build and the overuse of MRP/ERP type manufacturing control systems led to an increase in hours to build as opposed to the desired decrease. We plan to make appropriate use of these computer tools.

         The layout of the production line offers another opportunity for reducing man-hours. Additionally, Mooney previously had an adverse indirect-labor to direct-labor ratio, which is being corrected as we restart operations. Lack of sufficient funding under the prior ownership was a cause of cost growth. Irregular and excessive vendor payments caused disruptions in material deliveries which impacted the production line, requiring installations to be done out of station and out of sequence. Vendors were not inclined to give best pricing terms under these conditions. We plan to enter into long-term supply agreements to reduce raw material and purchased component costs.

         We have hired Jack Jansen as President and COO for Mooney Airplane Company, Inc. He ran manufacturing at Mooney from 1992-1994 and also was head of manufacturing for another major general aviation manufacturer, Piper Aircraft Company, building aircraft similar to Mooney aircraft.

Sales And Marketing

         Sales Strategy
         --------------

         We plan to adopt a multifaceted method of sales that will capitalize on agents for international sales and direct sales domestically. We will have two showrooms and will station company salespersons in five select areas. We plan to reset the price value equation for single-engine piston-powered aircraft and gain market share through aggressive marketing and advertising emphasizing the high performance capabilities of Mooney aircraft, new lower pricing, and high safety. We intent to use new marketing channels, such as in-house sales from an attractive showroom coupled with salespersons located in major market areas. We believe that new lower prices coupled with high performance capabilities of Mooney aircraft will allow us to compete successfully in our market area.

         Domestic Sales
         --------------

         We will adopt a new direct sales program from our California and Texas locations combined with five company salespersons located in select cities of the U.S.

         We will advertise nationwide and provide one telephone number to call, one website to view, and two showrooms from which to sell. Far fewer salespeople, at significantly less salary and much lower commissions, are required for this approach. The salespeople will concentrate on one product line of aircraft only and refine the sale to a high level in a short time. Used aircraft sales or other lines of aircraft that have previously been sold by the dealer do not distract them. The vice president of sales, sales managers and other key individuals are located in the same building allowing immediate answers to sales questions or problems. If a sale cannot be completed, the salesperson has access to years of experience by calling in the sales managers who are in the building to assist at any time.

         We believe that this method is ideal for high-volume sales in today's fast-paced market environment. The vast majority of sales will be from two major outlets, the current facility showroom at the Long Beach airport and from the factory in Texas. Many customers will have a very short trip to see a new Mooney, as the highest concentration of domestic aircraft sales are located in California and Texas.

         International Sales
         -------------------

         We plan to appoint a series of international agents who will represent us in key international markets. These agents will be selected from experienced international dealers and salespersons residing in the country of responsibility. We will use the services of a consultant, Al Stauffer, previously head of international sales for both Piper and Mooney, to identify key candidates and make appropriate introductions. Agents will conduct sales by signing international customers to a Mooney contract and will be paid a commission for their success on a per aircraft basis.

New Product Development Programs

         Currently we have only one new aircraft product under development, the Jetcruzer 500, a six passenger, turboprop-powered design employing a forward canard and rear-mounted wing in a pusher configuration. The unusual design was chosen in an attempt to produce a stall-resistant design with high speed and low operating and acquisition costs.

         In January 2002, our board of directors brought in a new management team to replace former management due to continuing delays in the Jetcruzer program. The new management team immediately instituted a technical review of the Jetcruzer 500 program to ascertain the reasons for these delays and the status of the aircraft. This review revealed that the Jetcruzer 500 was overweight, was not achieving its speed goals, and had a center of gravity problem with fuel burn. Additionally, subsequent noise tests determined the aircraft could not meet current federal guidelines for external noise levels.

         Accordingly, our board of directors resolved on March 26, 2002, that significant spending on the Jetcruzer program should be suspended and that we should review new technologies which might increase the viability of the program and how best to capitalize on the existing development work associated with the Jetcruzer program. Options to be considered by management include a restart of the Jetcruzer program at a later date, use of JetCruzer flight and test data to launch a new development activity and the sale of the program to another company.

         We are currently in negotiations with the Century Aerospace Corporation, Inc. for the acquisition of the exclusive rights to build the Century Jet, a six passenger micro-jet that has significantly lower operating and acquisition costs compared to competitive models. The aircraft has completed preliminary design and wind-tunnel testing. Should we acquire the manufacturing rights, we must complete the design and certification of the aircraft. We will focus our attention on the Century Jet once we have re-established production of the Mooney line.

         We continue to evaluate the acquisition of other general aviation development programs for aircraft complementary to the Mooney line and to investigate internal development programs.

SUPPLIERS

         We rely on various suppliers of materials and components which are necessary to manufacture our aircraft. Our aircraft will utilize engines, propellers and avionics provided by outside manufacturers. These suppliers also produce equipment for other aircraft manufacturers. The Mooney models use engines manufactured by Teledyne Continental and engines, propellers and governers manufactured by Textron. We have contractual agreements for these products with both Teledyne and Textron.

         The failure of suppliers or subcontractors to meet our performance specifications, quality standards, delivery standards or schedules could have a material adverse effect on our operations. Moreover, our ability to increase our production rate on the reopened Mooney production line could be limited by the ability or willingness of our key suppliers to increase their delivery rates.

COMPETITION

         We anticipate a very competitive market for each of our products. As soon as the Mooney assets are acquired, we will complete our pricing and marketing strategies, as well as our production costs projection. Each of these influences the nature of our competitive market. When we have such information in hand, we will have a better idea of the most direct competition for the various Mooney models. It is anticipated that our competition will be the Cirrus Models SR20 and SR22, the Lancair Columbia 300, the Socata Models TB-20GT and TB-21GT and the Commander Models 115 and 115TC. Preliminary analysis of the performance of these competitors relative to the price indicate that we may have an ability to substantially increase delivery volumes and gross profits over historical Mooney results through the cost-reduction activities we have identified, coupled with more aggressive pricing.

PRODUCT LIABILITY AND INSURANCE

         The failure of an aircraft, or any component part thereof, manufactured by usor any other mishap involving such an aircraft may result in physical injury or death to the occupants of the aircraft or others, and damage or destruction of the aircraft itself, and therefore, we could be subject to lawsuits involving product liability claims. We have obtained product-liability insurance for the Jetcruzer 500 aircraft but do not intend to renew it at this time for coverage of that product. We intend to obtain product-liability insurance for Mooney aircraft before the delivery of any newly-manufactured aircraft. Such insurance is expensive and subject to various exclusions. Since the events of September 11, 2001, product-liability insurance for manufacturers of general aviation aircraft has become less available and more costly.

         There can be no assurance that coverage will be available to us on acceptable terms or at all. Although we believe we will be able to obtain the necessary product liability insurance, we do not know what limits of coverage will apply. Further, should we become involved in product-liability litigation, the expenses and damages awarded could be large and the scope of any coverage may be inadequate. We have obtained other insurance as needed, including flight-test insurance for our pilots and aircraft used during the FAA certification process.

GOVERNMENT REGULATION

         The manufacture of aircraft is subject to extensive regulation by the FAA. Both the finished product and the process of manufacturing itself must be certified by the FAA, as must the type design. Failure to obtain or maintain all required FAA certifications would have a material adverse effect on our operations.

         FAA CERTIFICATION
         -----------------

         For an aircraft model to be manufactured for sale, the FAA must issue a type certificate and production certificate for that model; for an individual aircraft to be operated, the FAA must issue an airworthiness certificate for that aircraft. Type certificates are issued by the FAA when an aircraft model is determined to meet applicable performance, safety, environmental, and other technical criteria. In the case of aircraft such as the Jetcruzer which have one or more unconventional design characteristics for which there are no applicable criteria, such criteria are developed and applied in the course of the type certification process. More stringent airworthiness criteria and additional equipment requirements become applicable if the aircraft will be used in commercial passenger operations, whether on-demand, charter or scheduled. We are purchasing the type certificates for the Mooney line of aircraft as part of the Mooney acquisition. We have obtained a type certificate from the FAA for the Jetcruzer 450. This type certificate will need to be amended to include the Jetcruzer 500 should we resume active development of the program.

         Obtaining an amended FAA type certificate can be difficult, costly, and time consuming. To date, we have accomplished, among other things, (a) the filing of an appropriate application with the FAA, (b) development and submission to the FAA of an appropriate design and substantiating data and receipt of FAA approval that such design and data comply with applicable FAA airworthiness standards, (c) development and receipt of FAA approval of a flight-test plan, and (d) construction of an initial prototype Jetcruzer 500 for use in flight testing and construction of a flight-test Jetcruzer 500, currently in flight testing.

         We must accomplish the following before receiving an amendment to our type certificate for the Jetcruzer 500: (a) successful completion of conformity inspections requested by the FAA from time to time to ensure compliance of the aircraft with the type design, (b) completion of the Jetcruzer 500 fuselage for static tests and the completion of the Jetcruzer 500 for flight tests, (c) completion of Company flight tests and receipt of precertification approval from the FAA, (d) completion of additional flight tests under FAA supervision, (e) development and receipt of FAA approval of an airplane flight manual, and (f) development and receipt of FAA approval of maintenance and inspection requirements for the aircraft. As we have decided to suspend the expenditure of substantial sums on the Jetcruzer 500 program, no assurance can be given that we will obtain an amended certificate for the Jetcruzer 500.

         Production certificates are issued by the FAA after it determines that the type certificate holder (or its licensee) has the facilities and quality-control capability to manufacture aircraft that will meet the design provisions of the applicable type certificate. When the initial aircraft is nearly complete, we must have submitted all required materials, including a copy of the applicable quality assurance manual. The FAA will then review the materials submitted and the results of its inspections and will either issue a production certificate or require that we modify our quality assurance manual or the manufacturing process, or both. While production will not necessarily stop during the review process, a failure to receive a production certificate would likely delay the manufacturing process. We may apply for the production certificate at the same time we have commenced manufacturing of our first commercially-produced applicable aircraft. We will be applying for the renewal of production certificates for the Mooney line of aircraft and believe we will obtain them during 2002.

         An airworthiness certificate is issued by the FAA for a particular aircraft when it is certified to have been built in accordance with specifications approved under the type certificate for that model. The airworthiness certificate remains in effect so long as required maintenance, repairs and upkeep are performed. We will need to renew the airworthiness certificates for the Mooney line. No assurance can be given that we will obtain an airworthiness certificate for the Jetcruzer 500.

         There can be no assurance that we will not encounter a delay in obtaining an amended type certificate or a production certificate for our planned or existing aircraft models or airworthiness certificates for individual aircraft. We will also be subject to the risk of modification, suspension or revocation of any FAA certificate we hold. Such modification, suspension, or revocation could occur if, in the FAA's judgment, compliance with airworthiness or safety standards by the Company is in doubt. If the FAA were to suspend or revoke our type or production certificates for an aircraft model, sales of that model would be adversely affected or terminated. If, in the FAA's judgment, an unsafe condition developed or was discovered after one or more of our aircraft had entered service, the FAA could issue an "Airworthiness Directive," which could result in a regulatory obligation upon us to develop appropriate design changes. Foreign authorities could impose similar obligations upon us as to aircraft within their jurisdiction. Any or all of the above occurrences could expose us to substantial additional costs and/or liability.

         PRODUCT-LIABILITY RISK LIMITATIONS
         ----------------------------------

         In 1994, the United States Congress passed and the President signed the General Aviation Revitalization Act of 1994 ("GARA"). GARA provides protection for manufacturers of general aviation aircraft against certain lawsuits for wrongful death or injuries resulting from an aircraft accident. Except as set forth in GARA, and provided a period of 18 years has passed from the date of delivery of the aircraft to the original purchaser or retailer, no claim for damages resulting from personal injury or wrongful death may be brought against the manufacturer of a general aviation aircraft. Although GARA will not directly affect us until eighteen years from the date we deliver our first aircraft, management believes that GARA will indirectly benefit us immediately, in that it may encourage increased manufacturing and sales of general aviation aircraft and this increased activity may in turn result in an increased number of licensed pilots. Management believes that a greater number of licensed pilots may provide an increased market for our aircraft. However, there can be no assurance that our view of GARA's effects will prove to be correct.

         With respect to the Mooney assets, the Bankruptcy Court's order and the Asset Purchase Agreement grant us ownership of the Mooney assets free and clear of any product-liability claims for products manufactured prior to our acquisition of the assets. Therefore we believe that we would not be found liable for product-liability claims related to Mooney aircraft or parts manufactured prior to our acquisition of the Mooney assets. However, we may be named as a defendant in future lawsuits and may incur costs associated with the defense of such claims.

         FOREIGN CERTIFICATION
         ---------------------

         In order for us to sell our aircraft in foreign countries, we must comply with each country's aircraft certification process. Certain countries will accept as adequate certification issued by the FAA, while others impose additional requirements. In countries which do require additional certification, the FAA certification often provides a starting point from which such country begins its certification process. We intend to begin the certification process in a foreign country once we have received FAA certification for our aircraft and have finalized a sale or distributorship of that aircraft in that country. We have not yet determined which foreign market or markets we will first address. Priorities in this area will be established by the levels of interest in our products by dealers and distributors in the various foreign markets. At this time we are unable to determine Mooney's certification status in foreign countries. We will attempt to obtain any certifications required for us to sell Mooney aircraft abroad.

EMPLOYEES

         As of March 31, 2002, we had approximately 60 full-time employees. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreement.

ITEM 2.       PROPERTIES

         We have leased approximately ten acres of land located on the Long Beach Airport in Long Beach, California (the "Ground Lease"). The Ground Lease term commenced on October 20, 1997, and continues for 30 years with an option to renew for an additional 10 years. The lease also contains options to lease other airport properties. The current monthly rent for the Ground Lease is $15,600. The Ground Lease was assigned to AP-Long Beach Airport LLC in June 1999.

         We retained Commercial Developments International West to design and build our approximately 200,000 square-foot manufacturing and headquarters facility (the "New Facility") on the property subject to the Ground Lease. We moved into the New Facility on November 18, 1998. The total cost for the New Facility, including its design, construction, licenses, fees and change orders, was approximately $9,800,000. We believe the New Facility will provide adequate capacity for our operations for the foreseeable future.

         In June 1999, we sold the New Facility to The Abbey Company and leased it back. The sale price of the building was $9,800,000, and the term of the lease is eighteen years plus an option to extend the lease for an additional ten years. Monthly payments under the terms of our current lease are approximately $119,620 and escalate annually through June 1, 2007, and will be adjusted annually beginning June 1, 2009, for changes in the Consumer Price Index. The rent in the option period following the eighteenth year would be at fair market rental value.

         We are currently in the process of acquiring substantially all of the assets of Mooney Aircraft Corporation and information relating to the properties involved with this acquisition will not be known until the closing of the transaction.

ITEM 3.       LEGAL PROCEEDINGS

         As of March 31, 2002, there were no material pending legal proceedings to which we were a party or to which any of our properties were subject.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 2001, a majority shareholder consent was executed on October 26, 2001, approving an increase in our authorized shares to 625,000,000. The majority consent was executed by shareholders representing approximately 44,858,085 voting shares.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

         The Company's Class A Common Stock is listed for trading on the Over the Counter Bulletin Board under the symbol "AASI". The following table sets forth the range of high and low last sale prices per share for the Class A Common Stock as quoted on the Over the Counter Bulletin Board, for the periods indicated.


                       YEAR ENDED DECEMBER 31,
                       2000                                              HIGH              LOW
                       ------------------------------------------        ------------      ------------
                       First Quarter                                    $6.688            $2.500
                       Second Quarter                                    5.250             2.781
                       Third Quarter                                     3.375             2.000
                       Fourth Quarter                                    2.156              .344

                       YEAR ENDED DECEMBER 31,
                       2001                                              HIGH              LOW
                       ------------------------------------------        ------------      ------------
                       First Quarter                                    $0.687            $0.250
                       Second Quarter                                    0.380             0.190
                       Third Quarter                                     0.332             0.180
                       Fourth Quarter                                    0.290             0.170

         At March 31, 2002, there were approximately 182 holders of record of our Class A Common Stock; 4 holders of record of our Class B Common Stock; 5 holders of record of our Class E-1 Common Stock and 6 holders of record of our Class E-2 Common Stock. We believe that there are significant numbers of beneficial owners of our Class A Common Stock whose shares are held in "street name."

         We have not paid cash dividends on our Common Stock and do not anticipate that we will do so in the near future. Our present policy is to retain earnings to finance the development of its operations.

         In March 2001, we entered into a consulting agreement to issue a 6% nondilutable interest in the Company to a group of consultants, three of whom later became members of our Board of Directors. We issued 845,678 shares of Class A Common Stock at that time with a fair value of $344,000 in exchange for consulting services provided. This issuance was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. In October 2001, this agreement was amended to increase the nondilutable interest in the Company to be issued to the consultants to 12%.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS

         Certain statements contained in this report, including, but not limited to, statements concerning our future cash and financing requirements, our ability to raise additional capital, our ability to obtain market acceptance of our aircraft, our ability to obtain regulatory approval for our aircraft, and the competitive market for sales of small business aircraft and other statements contained herein regarding matters that are not historical facts, are forward-looking statements: actual results may differ materially from those set forth in the forward-looking statements, which statements involve risks and uncertainties, including without limitation those risks and uncertainties set forth in our Registration Statement on Form SB-2 (333-12273) and any subsequent Registration Statements filed by us under the Securities Act of 1933, as amended, under the heading "Risk Factors."

                               PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

GENERAL

         Since 1990, we have been a development-stage enterprise organized to design, develop, manufacture and market propjet and jet aircraft intended primarily for business, corporate and government use and have been engaged principally in research and development of our proposed aircraft. We began our operations in Burbank, California.

         We have hired a management team with significant experience in turning around general aviation manufacturing companies in order to take advantage of current opportunities. The new management team immediately instituted a technical review of the Jetcruzer 500 program. This review revealed that the Jetcruzer 500 was overweight, was not achieving its speed goals, and had a center of gravity problem with fuel burn. Additionally, subsequent noise tests determined the aircraft could not meet current federal guidelines for external noise levels. Accordingly, significant spending on the Jetcruzer program was suspended, and we will review how best to capitalize on the completed development work.

         On February 8, 2002, we announced we had purchased Congress Financial Corporation's ("Congress") position as senior secured creditor for Mooney Aircraft Corporation of Kerrville, Texas ("Mooney"). On February 6th, the U.S. Bankruptcy Court in San Antonio, Texas, approved an operating agreement which allows us to manage Mooney until a plan of reorganization is approved. Mooney has operated under the protection of Chapter 11 bankruptcy since July 2001. The Bankruptcy Court approved the sale of substantially all of the Mooney assets to us on March 18, 2002. We believe that we will have completed the Mooney asset acquisition on or about April 16, 2002, as provided in the court's order and the Mooney Asset Purchase Agreement, each dated March 18, 2002.

         Mooney Aircraft Corporation was the world's leading supplier of high performance single engine general aviation aircraft primarily serving business and owner-flown markets. Mooney produced over 10,000 aircraft since its founding in 1947, and presently has over 8,000 aircraft in operation in the US alone. We intend to acquire substantially all of Mooney's assets and return to full production of the Mooney aircraft line. Mooney aircraft's assets will be held by our wholly-owned subsidiary named Mooney Airplane Company, Inc. We will be formally changing our name to Mooney Aerospace Group, Ltd.

         We believe the acquisition of Mooney's assets is the first step in our strategy to become a leading supplier of piston, turboprop and light jet aircraft for the business and owner-flown general aviation markets. It is our intention to accomplish this objective through both the acquisition of existing high quality general aviation product lines and development of revolutionary new aircraft models. Our goals are to create a dynamic new general aviation company, return Mooney to full production and create substantial potential for earnings growth for the Company and its shareholders.

         When we commence the commercial sale of our aircraft, we will derive a substantial portion of our revenues from the sale of a relatively small number of aircraft. As a result, a small reduction in the number of aircraft shipped in a quarter could have a material adverse effect on our financial position and results of operations for that quarter. Our policy is to collect progress payments during the construction of aircraft and final payments upon the delivery of aircraft. Construction or delivery delays near the end of a particular quarter due to, for example, shipment rescheduling, delays in the delivery of component parts or unexpected manufacturing difficulties, could cause the financial results of the quarter to fall significantly below our expectations and could materially and adversely affect our financial position and results of operations for the quarter.

         During 2002 and 2003, we intend to focus our efforts on the following events:

         . The completion of the acquisition of Mooney Aircraft Corporation assets.

         . The restoration to full production of Mooney's manufacturing line in Kerrville, Texas.

         . Enhancement and aggressive implementation of Mooney's marketing program.

         . Analysis and appropriate acquisition of other existing general aviation products that will allow us to offer a wide variety of products designed to meet potential customers' aviation needs.

         We have not generated any operating revenues to date and have incurred losses from our operating activities including program development costs of $7,600,000 and $6,300,000 in 2001 and 2000, respectively. We believe we will continue to experience losses until such time as we attain a sales level of our aircraft on a commercial scale.

         Our current cash balance, including the additional funding obtained subsequent to year end described elsewhere (see "Liquidity and Capital Resources"), has been sufficient to finance our plan of operations and acquisitions to date. Additional funding will be required and is expected, either through additional stock issuances or debt financing. If sources of financing are unavailable, we will have to curtail our plans and will be unable to pay our obligations to Congress.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain operating amounts and results.

                                                                                               Period from
                                                                                             January 26, 1990
                                                                Years Ended December 31       (inception) to
                                                               --------------------------      December 31,
                                                                  2000           2001              2001
                                                             ------------------------------------------------

Interest and other income                                    $    143,000    $     73,000    $  4,281,000
Research and development, and general and
  administrative expenses                                      (9,884,000)    (12,445,000)    (71,734,000)
Interest expense                                                 (938,000)     (4,969,000)     (9,252,000)
Loss on disposal of assets                                           --              --          (755,000)
Realized loss on sale of investments                              (36,000)           --           (66,000)
Non-recurring expenses                                               --        (3,823,000)     (3,823,000)
Extraordinary loss                                                   --              --          (942,000)
                                                             ------------------------------------------------
Net loss                                                     $(10,715,000)   $(21,164,000)   $(82,291,000)
                                                             ================================================

         We have not generated any revenues from operations. Our losses have resulted primarily from expenditures made in connection with the research and development of the Jetcruzer aircraft and general and administrative activities. We have decided to suspend the expenditure of substantial sums on the Jetcruzer 500 program. We are considering several options for the program which include a restart of the Jetcruzer program at a later date, use of JetCruzer flight and test data to launch a new development activity and the sale of the program to another company. During 1996 we incurred an extraordinary loss of $942,000, resulting from the retirement of debt at the time of our December 1996 IPO.

     Interest income consisted primarily of earnings derived from the unused proceeds of the 1999 sale and leaseback of our 200,000 square foot building. Interest income aggregated $2,855,000 from inception through December 31, 2001, $75,000 and $37,000 of which was earned in 2000 and 2001, respectively.

     Research and development expenses have consisted primarily of the costs of personnel, facilities, materials and equipment required to conduct our development activities. Such expenses aggregated $45,498,000 from inception through December 31, 2001. These expenses were incurred to develop the Jetcruzer 450, to obtain a type certificate for the Jetcruzer 450, and to begin the design of the Jetcruzer 500. Research and development expenses increased in 2001 as we accelerated the development of the Jetcruzer 500.

     General and administrative expenses have consisted primarily of administrative salaries and benefits, rent, marketing expenses, insurance and other administrative costs. Such expenses aggregated $26,236,000 from inception through December 31, 2001, $3,543,000 and $4,815,000 of which were incurred in 2000 and 2001, respectively. General and administrative expenses have increased since 2000 primarily due to the addition of personnel and other resources needed to support increased administrative, marketing, and development activities.

     Non-recurring expenses, which were incurred in the year ended December 31, 2001, consist of the following: a write-off of capitalized tooling costs of approximately $2,082,000; a write-off of capitalized engineering software of approximately $723,000; and an accrual of approximately $1,018,000 related to commitments to purchase specific items from certain vendors. We believe both the capitalized tooling and software have no future use to us due to the change in our business strategy and the re-design of our previous major product, the Jetcruzer 500. The accrual to vendors represents costs incurred by vendors in the production of items specifically related to the Jetcruzer 500 with no alternative saleable value to the vendors.

     Interest expense has consisted primarily of interest expended by us for bank and private financing, including the amortization of debt issue costs and discounts on convertible debentures. Interest expense aggregated $9,252,000 from inception through December 31, 2001, $938,000 and $4,969,000 of which were incurred in 2000 and 2001, respectively.

     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." We have incurred net losses in each year since our inception and consequently have paid no federal or state income taxes.

     At December 31, 2001, we had federal and California state tax net operating loss carryforwards of approximately $76,774,000 and $29,240,000, respectively, which, if unused, will expire in varying amounts in the years 2002 through 2021. Our ability to use our net operating loss carryforwards to offset future taxable income may be limited annually if there is a substantial change of control of our Company. We give no assurance as to the amount of the net operating loss carryforwards that will be available in future years.

     At December 31, 2001, we had federal and California state research and development ("R&D") credit carryforwards of approximately $1,356,000 and $542,000, respectively. The federal R&D credit carryforwards will expire in the years 2004 through 2009. The state R&D credit carryforwards can be carried forward indefinitely. These R&D credits are described in more detail in Note 6 of Notes to Financial Statements in Item 7.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, we had a working capital deficiency of $4,714,000 and stockholders' deficiency of $4,574,000. Since our inception in January 1990, we have experienced continuing negative cash flow from operations, which, prior to the December 1996 IPO, resulted in our inability to pay certain existing liabilities in a timely manner. We have financed our operations through private funding of equity and debt and through the proceeds generated from our December 1996 initial public offering.

     We expect to continue to incur losses until such time, if ever, as we commence our production processes and regain market acceptance of our aircraft at selling prices and volumes which provide adequate gross profit to cover operating costs and generate positive cash flow. Our working capital requirements will depend upon numerous factors, including the level of resources devoted to the scale-up of manufacturing and the establishment of sales and marketing.

     Our management team has developed a financial plan to address our working capital requirements. In March 2000, we entered into a subscription agreement for the sale of up to $10,000,000 of 5% Cumulative Convertible Series A Preferred Stock, of which we have received net proceeds of $8,265,000 to date.

     In August 2000, we entered into an equity line agreement for the sale of up to $20,000,000 of Class A Common Stock, of which we received net proceeds of approximately $2,393,000 through December 31, 2001. Additional drawings are dependant upon stock market conditions that have prevented further funding under this equity line.

     On March 27, 2001, we consummated an agreement with certain investors to provide $4,126,000 through secured convertible debentures. Under the same agreement, an additional $1,000,000 was provided on July 25, 2001, with the remaining $2,000,000 to be provided at a later date. Warrants to purchase 10,254,000 shares of common stock at exercise prices ranging from $0.24 to $0.45 were issued under this agreement. On June 27, 2001, we obtained new financing of $1,000,000 by issuing an unsecured convertible debenture with warrants to purchase 2,646,000 shares of common stock at an exercise price of $0.22. All of these debentures are at an interest rate of 5% and are convertible into common stock at the lesser of $0.25 or 80% of the three lowest closing prices for sixty trading days prior to the conversion. The term of the debentures and warrants is five years. All issuances were to accredited investors, as defined by Regulation D rules issued by the Securities and Exchange Commission under the Securities Act of 1933. Until such time that the secured debentures are converted, our interest in our assets is security.

     At December 31, 2001, we were in default on one of the covenants in each of the above agreements for failure to pay accrued interest on the notes within 10 days of December 31, 2001. Due to the default, we are required to accrue the interest due at 10%. In accordance with the agreement, we have accrued approximately $294,000 in interest due these note holders at December 31, 2001. We have not obtained waivers from the note holders waiving their right to call the notes due or the payment of outstanding interest, nor has any note holder elected to redeem their notes outstanding according to the terms of the Subscription Agreement. Due to the event of default, we have recorded all notes outstanding as a current liability in the Balance Sheet.

     On October 26, 2001, we received an initial $7,405,000 in net proceeds from a private placement offering of 8% Secured Convertible Notes along with warrants to purchase 17,714,000 shares of common stock. The notes were issued in the principal amount of $7,750,000, less approximately $1,100,000 already advanced by the note holders prior to the closing date. Both the maturity date of the notes and the expiration date of the warrants is October 26, 2006. The first 50% of the warrants may be exercised at a price of $.25 and the remaining 50% may be exercised at $.30. In conjunction with this private placement, we entered into a Put Agreement with a group of its investors who hold convertible notes and preferred stock, some of whom participated in the private placement. We may sell up to an additional $3,000,000 of convertible notes and warrants as part of this private placement and under the Put Agreement, we have the option of selling up to an additional $5,000,000 of convertible notes and warrants. Our right to exercise our option under the Put Agreement expires October 25, 2002.

     We did not register the shares issuable upon conversion within 30 days of the closing date of the June 27, 2001, financing, or within 60 days of the October which is a non-registration event pursuant to the Subscription Agreement. In accordance with the terms of the Subscription Agreement, we have accrued $115,000 representing liquidation damages due to the note holder as a result of the non-registration event. Such damages are calculated at an amount equal to 1% of the principal amount issued per 30 days or part thereof, and 2% for each 30 days or part thereof, during the pendency of the non-registration event.

     On February 27, 2002, we completed three financing transactions for total proceeds of $5,734,000 and incurred financing costs of $184,000. The net proceeds for these transactions were used to make the cash payment to Congress described below and to fund current operations. In the first of the three financing transactions we issued $2,250,000 in 8% Secured Convertible Notes under the October 26, 2001, private placement in which $3,000,000 was available to us for additional financing. The notes are convertible after 120 days into shares of common stock at a conversion price of $.35 or 70% of the average of the three lowest closing bid prices for our common stock for the thirty days prior to conversion. The maturity date of the notes is October 26, 2006. Attached to the notes were warrants to purchase 4,500,000 shares of our common stock. The first 50% of the warrants may be exercised after 45 days at a price of $.25 and the remaining 50% may be exercised at $.30. The expiration date of the warrants is January 30, 2007.

     In the second of the three financing transactions, we issued $1,329,000 in 8% Unsecured Convertible Notes as part of the October 26, 2001 Put Agreement in which we had the option to sell up to an additional $5,000,000 in convertible notes. The notes are convertible after 120 days into shares of common stock under the same terms as the October 26, 2001 private placement, except that there is no security involved. The maturity dates of the notes is October 26, 2006. Attached to the Notes were warrants to purchase 2,658,000 shares of our common stock. The warrants may be exercised under the same terms as the warrants issued in conjunction with the October 26, 2001, private placement.

     In the third of the three financing transactions, we issued $2,155,000 in 8% Unsecured Convertible Notes as part of a new private placement dated January 30, 2002. The notes are convertible after 120 days into shares of common stock under the same terms as the October 26, 2001 private placement. The maturity date of the notes is October 26, 2006. Attached to the notes were warrants to purchase 4,310,000 shares of our common stock. The warrants may be exercised under the same terms as the warrants issued in conjunction with the October 26, 2001 private placement.

     On March 26, 2002, we issued $1,450,000 in 8% Unsecured Convertible Notes in a subsequent closing that was part of the new private placement dated January 30, 2002. The notes are convertible after 120 days into shares of common stock under the same terms as the October 26, 2001 private placement. The maturity date of the notes is October 26, 2006. Attached to the notes were warrants to purchase 2,900,000 shares of our common stock The warrants may be exercised under the same terms as the warrants issued in conjunction with the October 26, 2001 private placement.

     Our current cash balance, including the additional funding obtained subsequent to year end described above, has been sufficient to finance our plan of operations and acquisitions to date. Additional funding will be required and is expected, either through additional stock issuances or debt financing. If sources of financing are unavailable, we will have to curtail our plans and will be unable to pay our obligations to Congress.

     Under the terms of our agreements with Congress, we paid $8,000,000 to acquire their position as a senior secured creditor. $3,500,000 of the purchase price was paid in cash and $4,500,000 in secured notes as follows: (1) a Secured Promissory Note for $500,000, (2) a Secured Promissory Note for $2,500,000, and
(3) a Secured Promissory Note for $1,500,000, each due at various times with varying schedules for interest payments and the repayment of principal. These notes are secured by substantially all the assets acquired from Congress.

     As additional security for our compliance with the fulfillment of our obligations to Congress, there is a Limited Recourse Secured Promissory Note for $5,700,000. This note is a contingent note, payable in the event that we default under the payment terms of the other notes. This note is also secured by substantially all the assets acquired from Congress.

     While there is no assurance that additional financing will be available, we believe that we have developed a financial plan that, if executed successfully, will substantially improve our ability to meet our working capital requirements. However, there can be no assurances that the current timetable for completion of the development and certification of the aircraft and commencement of production will not be delayed. If our estimates prove to be incorrect, or additional sources of financing prove to be unavailable when and if needed, we will have to curtail our development plans.

     In November 1998 we moved into our manufacturing and headquarters facility. The primary financing for this project was our obligation under a loan agreement related to proceeds of $8,500,000 in the issuance of Industrial Development Bonds ("IDB") by the California Economic Development Financing Authority (the "Authority"). We were required to provide cash collateral to the Sumitomo Bank, Limited (the "Bank") in the amount of $8,500,000 for a stand-by letter of credit in favor of the holders of the IDBs which was to expire on August 5, 2002, if not terminated earlier by the Company or the Bank. The IDBs were retired in 1999 and the stand-by letter of credit in favor of the holders of the IDBs was terminated by us.

     In June 1999, we sold our 200,000 square-foot building to The Abbey Company and leased it back. The sale price of the building was $9,800,000, and the term of the lease is eighteen years plus an option to extend the lease for an additional ten years. Monthly payments under the terms of our current lease are approximately $119,620 and escalate annually through June 1, 2007, and will be adjusted annually beginning June 1, 2009, for changes in the Consumer Price Index. The rent for the option period after the eighteenth year would be at fair market rental value.

     We lease approximately 10 acres of land located on the Long Beach Airport in Long Beach, California. The lease commenced on October 20, 1997, and has a term of 30 years with an option to renew for an additional 10 years. The current monthly rent is $15,600.

     We had no material capital commitments at December 31, 2001, other than as discussed elsewhere in this report. We intend to hire a number of additional employees that will require substantial capital resources. We anticipate that we will hire up to 200 employees over the next twelve months, including engineers and manufacturing technicians necessary to produce our aircraft.

SEASONALITY

     We believe our business is not seasonal.

CRITICAL ACCOUNTING POLICIES

     Management's Discussion and Analysis and Plan of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to investments, long-lived assets, deferred tax assets, other liabilities and revenue recognition. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in preparing our financial statements. (See Note 3 of the Notes to Financial Statements for our Summary of Significant Accounting Policies.)

Deferred Taxes

     We record a valuation allowance to reduce the deferred-tax assets to the amount that is more likely than not to be realized. We consider future taxable income in assessing the need for a valuation allowance. Should we determine that we are able to realize the deferred tax assets in the future, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Revenue Recognition

     We defer the deposits collected on airplane orders until such time that production will commence. As the production process commences, deposits collected on sales orders will be recorded as income.

Other Liabilities

     During fiscal year 2001, we recorded an estimate of the liability for cancelled special orders for manufacturing equipment and inventory for the Jetcruzer resulting from our actions. Although we do not expect significant changes, the actual costs may differ from these estimates.

Valuation of Certain Marketable Securities

     We currently classify our investment securities as available-for-sale securities. Pursuant to SFAS No. 115, such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income until the securities are sold. However, a decline in the fair market value below cost that is other than temporary is accounted for as a realized loss.

Long-lived Assets

     We review the recoverability of our long-lived assets pursuant to SFAS No. 121 whenever significant events or changes occur which might impair the recovery of recorded costs. Because of the significant delays of the commencement and production of the Jetcruzer 500, we have written off tooling and software assets based upon the estimated market value of those assets.

CONVERSION OF PERFORMANCE SHARES

     In the event we attain certain earnings thresholds or our Class A Common Stock meets certain minimum bid price levels, the Class E Common Stock will be converted into Class B Common Stock. In the event any such converted Class E Common Stock is held by officers, directors, employees or consultants, the maximum compensation expense recorded for financial reporting purposes will be an amount equal to the fair value of the shares converted at the time of such conversion which value cannot be predicted at this time. Therefore, in the event we attain such earnings thresholds or stock price levels, we will recognize a substantial charge to earnings during the period in which such conversion occurs, which would have the effect of increasing our loss or reducing or eliminating our earnings, if any, at that time. In the event we do not attain these earnings thresholds or minimum bid price levels, and no conversion occurs, no compensation expense will be recorded for financial reporting purpose.

ITEM 7.  FINANCIAL STATEMENTS.


                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          INDEX TO FINANCIAL STATEMENTS

                                                                    Page Number
                                                                   -------------
     Report of Independent Auditors                                     F-1

     Balance Sheet                                                      F-2

     Statement of Operations                                            F-3

     Statement of Stockholders' Deficiency                              F-4

     Statement of Cash Flows                                            F-6

     Notes to Financial Statements                                      F-8

To the Board of Directors
Advanced Aerodynamics & Structures, Inc.

     We have audited the accompanying balance sheet of Advanced Aerodynamics & Structures, Inc. (a development stage enterprise) as of December 31, 2001, and the related statements of operations, stockholders' deficiency, and cash flows for the two years then ended, and for the period from January 26, 1990 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Aerodynamics & Structures, Inc., at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period then ended and the period from January 26, 1990 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming Advanced Aerodynamics & Structures, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring losses, has an accumulated deficit and a working capital deficiency at December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


Ernst & Young LLP


Long Beach, California
March 26, 2002

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET

                                                                                 December 31,
                                                                                    2001
                                                                             ------------------
                                  ASSETS

Current assets:
       Cash and cash equivalents                                                $   681,000
       Debt issuance costs, current portion                                          58,000
       Prepaid expenses and other current assets                                     67,000
                                                                             ------------------
       Total current assets                                                         806,000

Property, plant and equipment, net                                               12,159,000
Investments available-for-sale                                                    1,924,000
Restricted cash                                                                     436,000
Debt issuance costs                                                                 341,000
Other assets                                                                        314,000
                                                                             ------------------
            Total assets                                                        $15,980,000
                                                                             ==================

                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
       Accounts payable                                                         $ 2,087,000
       Other accrued liabilities                                                  1,646,000
       Capital leases, current portion                                              158,000
       Notes payable                                                                389,000
       Convertible debentures, current (net discount of $11,518,000)              1,240,000
                                                                             ------------------
            Total current liabilities                                             5,520,000
Long-term liabilities:
       Capital leases, long-term                                                 12,850,000
       Deferred land lease                                                          369,000
       Deferred revenue                                                           1,815,000
                                                                             ------------------
            Total liabilities                                                    20,554,000
Stockholders' deficiency:
       Preferred Stock, par value $.0001 per share; 5,000,000 shares authorized; none issued and outstanding, 100,000 shares
            designated as Series A.                                                       -
       Series A, 5% Cumulative Convertible Preferred Stock, $100 stated
            value per share, 100,000 shares authorized, 46,648 shares
            issued and outstanding                                                3,615,000
       Class A Common Stock, par value $.0001 per share; 625,000,000
            shares authorized; 45,338,850 shares issued and outstanding              37,000
       Class B Common Stock, par value $.0001 per share; 10,000,000 shares
            authorized; 1,900,324 shares issued and outstanding                           -
       Class E-1 Common Stock; par value $.0001 per share; 4,000,000
            shares authorized; 4,000,000 shares issued and outstanding                    -
       Class E-2 Common Stock; par value $.0001 per share; 4,000,000
            shares authorized; 4,000,000 shares issued and outstanding                    -

Warrants to purchase common stock
       Warrants                                                                   6,352,000
       Public Warrants                                                              473,000
       Class A Warrants                                                          11,290,000
       Class B Warrants                                                           4,632,000
Additional paid-in capital                                                       55,631,000
Accumulated other comprehensive loss                                                (29,000)
Deficit accumulated during the development stage                                (86,575,000)
                                                                             ------------------
Total stockholders' deficiency                                                   (4,574,000)
                                                                             ------------------
Total liabilities and stockholders' deficiency                                  $15,980,000
                                                                             ==================

                 See accompanying notes to financial statements.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF OPERATIONS


                                                                                                    Period from
                                                                                                    January 26,
                                                                        Year Ended                      1990
                                                                       December 31,                (inception) to
                                                            --------------------------------        December 31,
                                                                 2000                2001                2001
                                                            ------------        ------------        ------------
  Interest income                                           $     75,000        $     37,000        $  2,855,000
  Other income                                                    68,000              36,000           1,426,000
                                                            ------------        ------------        ------------
                                                                 143,000              73,000           4,281,000
  Cost and expenses:
    Research and development costs                             6,341,000           7,630,000          44,737,000
    General and administrative expenses                        3,543,000           4,815,000          26,236,000
    Loss on disposal of assets                                         -                   -             755,000
    Realized loss on sale of investments                          36,000                   -              66,000
    Interest expense                                             938,000           4,969,000           9,252,000
    In-process research and development acquired                       -                   -             761,000
    Non-recurring expenses                                             -           3,823,000           3,823,000
                                                            ------------        ------------        ------------
                                                              10,858,000          21,237,000          85,630,000
                                                            ------------        ------------        ------------
  Loss before extraordinary item                             (10,715,000)        (21,164,000)        (81,349,000)
  Extraordinary loss on retirement of Bridge Notes                     -                   -            (942,000)
                                                            ------------        ------------        ------------
  Net loss                                                  $(10,715,000)       $(21,164,000)       $(82,291,000)
                                                            ============        ============        ============
  Net loss per share                                              $(1.26)              $(.73)
                                                            ============        ============
  Weighted average number of shares outstanding                9,168,000          30,010,000
                                                            ============        ============

                 See accompanying notes to financial statements.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      Statement of Stockholders' Deficiency

--------------------------------------------------- --------------------------------------------------------------------------------
                                                                       Common Stock
--------------------------------------------------- --------------------------------------------------------------------------------
                                  Preferred Stock      Class A            Class B          Class E-1         Class E-2
                                  Shares   Amount   Shares    Amount   Shares   Amount   Shares   Amount  Shares   Amount  Warrants
                                ------------------- --------------------------------------------------------------------------------
Common stock issued at $3.59               $                  $          418,904 $       836,189  $       836,189  $       $
   per share
Common stock issued in
   exchange for in-process
   research and development at
   $.36 per share                                                        201,494         402,988          402,988
Imputed interest on advances
   from stockholder
Conversion of stockholder
   advances                                                              598,011       1,196,021        1,196,021
Conversion of officer loans                                              187,118         374,236          374,236
Stock issued in consideration
   for services in 1994, 1995,
   and 1996 at $.51 per share                                            595,283       1,190,566        1,190,566
Imputed interest on advances
   from stockholder
Net proceeds from initial public
   offering of Units at $4.39
   per share                                        6,000,000  1,000
Net proceeds from exercise of
   over-allotment option at
   $4.55 per share                                    900,000
Warrants issued in connection
   with issuance of Bridge
   Notes at $.79 per share
Net loss from inception to
   December 31, 1996
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 1996                        6,900,000  1,000   2,000,000       4,000,000        4,000,000
Adjustment to proceeds from
   initial public offering and
   exercise of overallotment
   option
Net loss
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 1997                        6,900,000  1,000   2,000,000       4,000,000        4,000,000
Conversion of Class B to A
   Common Stock                                        99,676            (99,676)
Net loss
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 1998                        6,999,676  1,000   1,900,324       4,000,000        4,000,000
Net loss
                                ----------------------------------------------------------------------------------------------------
Unrealized loss on investments
Comprehensive loss
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 1999                        6,999,676  1,000   1,900,324       4,000,000        4,000,000

                                ----------------------------------------------------------------------------------------------------

                                ----------------------------------------------------------------------------------------------------

                                ----------------------------------------------------------------------------------------------------
                                                                                                          Deficit
                                                                                                        accumulated
                                  Public    Class A    Class B      Additional      Accumulated other    during the
                                 warrants   warrants   warrants   paid-in capital  comprehensive loss development stage    Total
                                ----------------------------------------------------------------------------------------------------
Common stock issued at $3.59    $           $         $          $    7,500,000       $                $               $  7,500,000
   per share
Common stock issued in
   exchange for in-process
   research and development at
   $.36 per share                                                       361,000                                             361,000
Imputed interest on advance
   from stockholders                                                    799,000                                             799,000
Conversion of stockholder                                            10,728,000                                          10,728,000
   advances
Conversion of officer loans                                             336,000                                             336,000
Stock issued in consideration
   for services in 1994, 1995,
   and 1996 at $.51 per share                                         1,507,000                                           1,507,000
Imputed interest on advances
   from stockholder                                                      11,000                                              11,000
Net proceeds from initial public
   offering of Units at $4.39
   per share                            9,583,000    4,166,000       12,566,000                                          26,316,000
Net proceeds from exercise of
   over-allotment option at
   $4.55 per share                      1,707,000      466,000        1,922,000                                           4,095,000
Warrants issued in connection
   with issuance of Bridge
   Notes at $.79 per share     473,000                                                                                      473,000
Net loss from inception to
   December 31, 1996                                                                                        24,328,000   24,328,000
                              ------------------------------------------------------------------------------------------------------
Balance at December 31, 1996   473,000 11,290,000    4,632,000       35,730,000                            (24,328,000)  27,798,000
Adjustment to proceeds from
   initial public offering and
   exercise of overallotment
   option                                                               (78,000)                                            (78,000)
Net loss                                                                                                    (6,625,000)  (6,625,000)
                              ------------------------------------------------------------------------------------------------------
Balance at December 31, 1997   473,000 11,290,000    4,632,000       35,652,000                            (30,953,000)  21,095,000
Conversion of Class B to A
   Common Stock
Net loss                                                                                                   (10,118,000) (10,118,000)
                              ------------------------------------------------------------------------------------------------------
Balance at December 31, 1998   473,000 11,290,000    4,632,000       35,652,000                            (41,071,000)  10,977,000
Net loss                                                                                                    (9,341,000)  (9,341,000)
Unrealized loss on investments                                                           (32,000)                           (32,000)
Comprehensive loss                                                                                                       (9,373,000)
                              ------------------------------------------------------------------------------------------------------
Balance at December 31, 1999   473,000 11,290,000    4,632,000       35,652,000          (32,000)          (50,412,000)   1,604,000


                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                Statement of Stockholders' Deficiency (continued)

--------------------------------------------------- --------------------------------------------------------------------------------
                                                                 Common Stock
--------------------------------------------------- --------------------------------------------------------------------------------
                                  Preferred Stock        Class A            Class B         Class E-1         Class E-2
                                  Shares  Amount     Shares     Amount   Shares   Amount  Shares    Amount  Shares  Amount  Warrants
                                ------------------- --------------------------------------------------------------------------------
Net proceeds from issuance of
  preferred stock at $63.08 per
  share                           79,800  $5,034,000            $                  $                $               $     $
Net proceeds from issuance of
  warrants at $1.29 per share                                                                                              2,217,000
Conversion of Preferred Stock to
  Class A                        (10,891)   (687,000)    712,663
Net proceeds from issuance of
  common stock at $0.69 per
  share                                                1,252,160
Net proceeds from issuance of
  warrants at $1.43 per share                                                                                                358,000
Amortization of discount on
  Preferred Stock                            278,000
Amortization of warrants
  attached to common stock
Unrealized gain on investments
Net loss
                                ----------------------------------------------------------------------------------------------------
Comprehensive loss
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 2000      68,909   4,625,000   8,964,499   1,000 1,900,324        4,000,000       4,000,000        2,575,000

Net proceeds from issuance of
  preferred stock at $84.54
  per share                       11,285     978,000
Net proceeds from issuance of
  warrants at $0.06 per share                                                                                                 60,000
Conversion of Preferred Stock
  to Class A                     (33,546) (2,167,000) 16,112,563  16,000
Net proceeds from issuance of
  common stock at $0.17 per
  share                                                5,300,701   5,000
Net proceeds from issuance of
  warrants at $.07 per share                                                                                                 274,000
Amortization of discount on
  Preferred Stock                            179,000
Amortization of warrants
  attached to common stock
Issuance of warrants attached to
  debentures at $.11 per share                                                                                             3,433,000
Beneficial conversion feature
  related to debentures
Conversion of Convertible
  Debentures to Class A                               14,961,087  15,000
Unrealized loss on investments
Net loss
                                ----------------------------------------------------------------------------------------------------
Comprehensive loss
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 2001      46,648  $3,615,000  45,338,850 $37,000 1,900,324 $      4,000,000 $     4,000,000 $     $6,352,000
                                ====================================================================================================






                                ----------------------------------------------------------------------------------------------------

                                ----------------------------------------------------------------------------------------------------

                                ----------------------------------------------------------------------------------------------------
                                                                                                       Deficit accumulated
                                  Public    Class A    Class B      Additional      Accumulated other     during the
                                 warrants   warrants   warrants   paid-in capital  comprehensive loss  development stage    Total
                                ----------------------------------------------------------------------------------------------------
Net proceeds from issuance of
  preferred stock at $63.08 per
  share                          $        $           $          $   342,000       $                  $   (342,000)    $  5,034,000
Net proceeds from issuance of
  warrants at $1.29 per share                                                                                             2,217,000
Conversion of Preferred Stock to
  Class A                                                            687,000                                                    --
Net proceeds from issuance of
  common stock at $0.69 per
  share                                                              863,000                                                863,000
Net proceeds from issuance of
  warrants at $1.43 per share                                                                                               358,000
Amortization of discount on
  Preferred Stock                                                                                         (278,000)             --
Amortization of warrants
  attached to common stock                                            45,000                               (45,000)             --
Unrealized gain on investments                                                       32,000                                  32,000
Net loss                                                                                               (10,715,000)     (10,715,000)
                                ----------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                      (10,683,000)
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 2000      473,000  11,290,000  4,632,000  40,549,000                           (64,752,000)        (607,000)

Net proceeds from issuance of
  preferred stock at $84.54
  per share                                                          170,000                              (194,000)         954,000
Net proceeds from issuance of
  warrants at $.06 per share                                                                                                 60,000
Conversion of Preferred Stock
  to Class A                                                       2,318,000                              (183,000)         (16,000)
Net proceeds from issuance of
  common stock at $0.17 per
  share                                                            1,237,000                                              1,242,000
Net proceeds from issuance of
  warrants at $.07 per share                                                                                                274,000
Amortization of discount on
  Preferred Stock                                                                                         (163,000)          16,000
Amortization of warrants
  attached to common stock                                           119,000                              (119,000)
Issuance of warrants attached to
  debentures at $.11 per share                                                                                            3,443,000
Beneficial conversion feature
  related to debentures                                            9,674,000                                              9,674,000
Conversion of Convertible
  Debentures to Class A                                            1,564,000                                              1,579,000
Unrealized loss on investments                                                      (29,000)                                (29,000)
Net loss                                                                                               (21,164,000)     (21,164,000)
                                ----------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                      (21,193,000)
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 2001     $473,000 $11,290,000 $4,632,000 $55,631,000       $(29,000)          $(86,575,000)    $ (4,574,000)
                                ====================================================================================================

                                      F-5

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS



                                                                                                                     PERIOD FROM
                                                                                                                      JANUARY 26
                                                                                                                         1990
                                                                                        YEAR-ENDED DECEMBER 31,       (INCEPTION)
                                                                                    ------------------------------  TO DECEMBER 31,
                                                                                         2000            2001            2001
                                                                                    ------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                                          $(10,715,000)   $(21,164,000)   $(82,291,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
    Noncash stock compensation expense                                                       --              --         1,207,000
    Noncash professional service expense                                                     --           344,000         344,000
    Noncash interest expense                                                                 --           211,000         547,000
    Amortization of discount on convertible debentures                                       --         2,158,000       2,158,000
    Amortization of debt issue costs                                                         --            73,000          73,000
    Cost of in-process research and development acquired                                     --              --           761,000
    Imputed interest on advances from stockholder                                            --              --           810,000
    Interest income from restricted cash invested                                            --              --          (474,000)
    Extraordinary loss on retirement of bridge notes                                         --              --           942,000
    Depreciation and amortization                                                       1,148,000       1,692,000       6,465,000
    Loss on disposal of assets                                                               --         2,805,000       3,560,000
    Realized loss on sale of investments                                                   36,000            --            66,000
    Changes in operating assets and liabilities:
       Decrease in prepaid expenses and other current assets                                7,000           2,000         106,000
       Increase in other assets                                                           (12,000)       (109,000)       (315,000)
       Increase in accounts payable                                                     1,002,000         694,000         699,000
       Increase in accrued liabilities                                                    145,000       1,330,000       3,121,000
       Increase in deferred revenue                                                        70,000          45,000       1,605,000
                                                                                    ------------------------------------------------
Net cash used in operating activities                                                  (8,319,000)    (11,919,000)    (60,616,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in construction in progress                                                      --              --          (446,000)
   Proceeds from insurance claims upon loss of aircraft                                      --              --            30,000
   Proceeds from sales of assets                                                             --              --         9,803,000
   Capital expenditures                                                                (2,276,000)        (82,000)     (8,201,000)
   Purchase of certificate of deposit                                                        --              --        (1,061,000)
   Proceeds from redemption of certificate of deposit                                        --              --         1,061,000
   Purchase of investments                                                             (2,626,000)     (2,881,000)    (39,227,000)
   Proceeds from maturities of investments in bonds                                          --           653,000       1,481,000
   Proceeds from sale of investments                                                    4,950,000         304,000      35,756,000
   Restricted cash from long-term debt                                                       --              --        (8,095,000)
   Increase in restricted cash                                                           (405,000)        (31,000)       (436,000)
                                                                                    ------------------------------------------------
Net cash used in investing activities                                                    (357,000)     (2,037,000)     (9,335,000)
                                                                                    ------------------------------------------------

FINANCING ACTIVITIES:
   Adjustment to net proceeds from initial  public  offering and exercise of
    over allotment option                                                                    --              --           (78,000)
   Proceeds from long-term debt                                                              --              --         8,500,000
   Restricted cash collateral for long-term debt                                             --              --        (8,500,000)
   Proceeds from issuance of convertible preferred stock                                5,034,000         954,000       5,988,000
   Proceeds from issuance of convertible debentures                                          --         9,798,000       9,798,000
   Proceeds from issuance of warrants                                                   2,217,000       3,777,000       5,994,000
   Advances from stockholder                                                                 --              --        10,728,000
   Proceeds from issuance of common stock                                               1,221,000         898,000       9,619,000
   Net proceeds from initial public offering and exercise of over-allotment option           --              --        30,411,000
   Net proceeds from bridge financing                                                        --         1,100,000       7,295,000
   Net proceeds from loans from officers                                                     --              --           336,000
   Payments on capital lease obligations                                                 (281,000)       (378,000)       (934,000)
   Payments on promissory notes                                                              --          (425,000)       (425,000)
   Repayment of bridge financing                                                             --        (1,100,000)     (8,100,000)
                                                                                    ------------------------------------------------
Net cash provided by financing activities                                               8,191,000      14,624,000      70,632,000
                                                                                    ------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (485,000)        668,000         681,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          498,000          13,000            --
                                                                                    ------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $     13,000    $    681,000    $    681,000
                                                                                    ================================================

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENT OF CASH FLOWS (continued)


                                                                                                          PERIOD FROM
                                                                                                           JANUARY 26
                                                                                                              1990
                                                                                                           (INCEPTION)
                                                                             YEAR-ENDED DECEMBER 31,     TO DECEMBER 31,
                                                                         ------------------------------------------------
                                                                              2000            2001            2001
                                                                         ------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                    $1,190,000      $1,256,000      $ 4,422,000
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Stockholder advances converted to common stock                                                         $10,728,000
   Loans from officer converted to common stock                                                           $    36,000
   Common stock issued for noncash consideration and compensation                                         $ 1,507,000
   Liabilities assumed from ASI                                                                           $   400,000
   Common stock issued for in-process research and development acquired                                   $   361,000
   Assets acquired with a note                                                            $  814,000      $   814,000
   Assets acquired under capital leases                                   $  433,000      $3,200,000      $13,527,000
   Deposit surrendered as payment for rents due                                                           $    80,000
   Construction in progress acquired with restricted cash                                                 $ 8,578,000

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

         1.  BUSINESS STRATEGY

               Advanced Aerodynamics & Structures, Inc. (the "Company" or "AASI") was incorporated in California on January 26, 1990. In July 1996, the Company reincorporated by merging into a newly formed corporation in Delaware. The Company is in the development stage of designing a multi-purpose light aircraft. Since its inception, the Company has been engaged primarily in research and development of its proposed aircraft, the JETCRUZER 500. In June 1994, the FAA awarded the Company a Type Certificate for the JETCRUZER 450, which is a non-pressurized propjet aircraft powered by a smaller Pratt & Whitney engine. The Company is amending the Type Certificate to remove these limitations in the certification of the JETCRUZER 500.

               On January 8, 2002 the Board of Directors elected a new management team of experienced aviation executives to refocus the Company. The Chief Executive Officer, Dr. Carl Chen, was replaced by Roy Norris, former President of Raytheon Aircraft Company. Following the reorganization of management, the Company adopted a new business strategy of becoming a leading supplier of piston, turboprop, and light jet aircraft for the business and owner-flown general aviation markets. The Company plans to accomplish this through the acquisition of existing high quality aviation lines and the development of new aircraft models. The Company, under its new management team, conducted a technical review of the JETCRUZER 500 program to ascertain the reasons for the continued delays in the JETCRUZER 500 program and the actual status of the aircraft. This review revealed that the JETCRUZER 500 was seriously overweight, was not achieving its speed goals, and had a serious gravity problem with fuel burn. Additionally, subsequent noise tests determined that the aircraft could not meet current federal guidelines for external noise levels. Accordingly, the Board of Directors suspended significant spending on the JETCRUZER 500 program. The Company is currently considering several options, which includes a restart of the JETCRUZER 500 at a later date, sale of the program to another company or use the JETCRUZER flight and test data to launch a new development activity.

               As discussed in Note 16, the Company's first step is the acquisition of Mooney Aircraft Corporation's ("Mooney") assets out of bankruptcy, which was approved by the bankruptcy courts on March 18, 2002. It is expected that the deal will close some time in April 2002. Mooney is located in Kerrville, Texas. This is an important first step in the Company's new strategy to assemble a new and vibrant general aviation manufacturer with revolutionary newly developed aircraft products using the latest in technology and cost effective manufacturing techniques. In connection with the acquisition of the Mooney assets, the Company set up a wholly-owned subsidiary, Mooney Airplane Company, to acquire those assets. In addition, the Board of Directors approved the name change of the parent company from Advanced Aerodynamics & Structures, Inc. to Mooney Aerospace Group, Ltd.

         2.  FINANCIAL RESULTS AND LIQUIDITY

               To date, the Company has generated no sales revenue and none is projected until the Company can begin commercial production of their product and regain market acceptance of the aircraft at profitable selling prices and volumes. The Company incurred program development costs to date of approximately $45,498,000 and has recorded a cumulative net loss of $(82,291,000). The Company's management team has been developing a financial plan to address its working capital requirements and believes that if executed successfully, the Plan will substantially improve the Company's ability to meet its working capital requirements throughout the current year. Although the Company has received verbal commitments to carry out the acquisition of the

               Mooney assets and to complete its business strategy, the current working capital is insufficient to meet the Company's needs beyond the second quarter of fiscal 2002. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Research And Development Costs

               All costs incurred in the design, testing, and certification of aircraft being developed by the Company (including costs of in-process research and development acquired) are expensed as incurred.

               Pre-operating Costs

               Pre-operating costs are expensed as incurred.

               Advertising Expense

               Advertising costs are expensed as incurred. Advertising expense was $476,000 and $43,000 for the years ended December 31, 2000 and 2001, respectively.

               Cash and Cash Equivalents

               The Company considers all short-term, highly liquid instruments that have original maturities of three months or less and are readily convertible to cash to be considered cash equivalents. Cash and cash equivalents are held by major financial institutions.

               Concentration of Credit Risk

               Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments available-for-sale, and restricted cash. The Company maintains its financial instruments with major financial institutions. At times, cash balances held by financial institutions were in excess of federal limits. The Company by policy, limits the amount of credit exposure to any one financial institution, and does not consider itself to have any significant concentrations of credit risk.

               Fair Value of Financial Instruments

               The fair value of substantially all financial instruments of the Company approximates their carrying value in the aggregate due to their short-term maturity and/or prevailing market interest rates.

               Long-Term Investments

               The Company's investment strategies consider safety of principal, availability of funds and maximum return on investment. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently all debt securities are classified as available-for-sale, as the Company intends to sell such securities as necessary to fund operations. Such securities are recorded at market value, with unrealized gains/losses being recorded in other comprehensive income.

               During the year ended December 31, 2001, unrealized losses amounted to $29,000 which have been reported in the balance sheet and statement of stockholders' deficiency. Long-term investments are recorded at market value as determined by the most recently traded price of each security at the balance sheet date. When securities are sold, the investment account is relieved by use of the specific identification method.

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

               The Company reviews the recoverability of its long-lived assets, as required by Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of whenever significant events or changes occur which might impair the recovery of recorded costs. The measurement of possible impairment is either based upon significant losses or on the inability to recover the balance of the long-lived asset from expected future operating cash flows on an undiscounted basis. If an impairment exists, the amount of such impairment is calculated based upon the discounted cash flows or the market values as compared to the recorded costs.

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

               Deferred Revenue

               Deferred revenue represents advance deposits from customers which were paid when the sales order was signed. The Company will record these deposits as revenue once the Company has obtained its production certificate and commences production of the JETCRUZER 500.

               Stock-Based Compensation

               The Company grants stock options with an exercise price equal to at least the fair value of the stock at the date of grant. The Company has elected to continue to account for its employee stock- based compensation plans using an intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
               25) and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equal or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

               Accounting Estimates

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               Accounting Pronouncements

               Impact of Recently Issued Accounting Standards

               In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective for any business combinations completed after June 30, 2001 and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

               The Company expects to adopt the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002 and has not yet determined what the effect of the adoption of these pronouncements will be on the earnings and financial position of the Company.

               In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS No. 144 retains certain fundamental provisions of SFAS No. 121 including recognition and measurement of the impairment of long-lived assets to be held and used; and measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS No. 144 on January 1, 2002 and is in the process of assessing the effect of adopting this pronouncement.

               Reclassifications

               Certain reclassifications have been made to the 2000 balances to conform to the 2001 presentation.

         4.  CONVERTIBLE DEBENTURES

               On March 27, 2001, the Company obtained new financing of up to $5,000,000, with an availability of up to an additional $3,000,000. The additional amount becomes available after certain criteria have been met, as defined in the agreement. The Company issued $4,100,000 in Secured Convertible Notes ("Notes" or "Debentures") with an interest rate of 5% to accredited investors, as defined by Regulation D rules issued by the Securities and Exchange Commission under the Securities Act of 1933. On July 25, 2001, the Company issued an additional $1,000,000 in Notes under this agreement. In conjunction with the financing, the Company issued an additional $410,000 in Secured Convertible Notes as finders fees. As part of the agreement the Company also issued warrants to purchase 10,254,000 shares of Common stock at an exercise price ranging from approximately $.24 to $.45 per share. The Company filed a proxy statement and Form S-3 Registration Statement as required by the terms of the agreement. There is a mandatory redemption requirement at 125% of the unpaid principal balance and unpaid interest upon the occurrence of default or if the Company is prohibited from issuing shares of common stock. Additionally, the Company may put the additional notes to the note holders upon meeting certain covenants related to the availability of trading of the stock, trading volume and market price and other milestones.

               At December 31, 2001, the Company was in default on one of the covenants of the agreement for failure to pay accrued interest on the notes within 10 days of December 31, 2001. Due to the default, the Company is required to accrue the interest due at 10%. In accordance with the agreement, the Company has accrued approximately $242,000 in interest due these note holders at

               December 31, 2001. The Company has not obtained waivers from the note holders waiving their right to call the notes due or the payment of outstanding interest, nor has any note holder elected to redeem their notes outstanding according to the terms of the Subscription Agreement. Due to the event of default, the Company has recorded all notes outstanding as a current liability in the Balance Sheet.

               The debentures were issued with various stated conversion prices, which resulted in a beneficial conversion feature since the effective conversion price was below market at the time of the issuances. The discount of $3,345,000, which resulted from these transactions, will be amortized over the life of the debentures. During the current year, $1,356,000 was amortized to interest expense, due to the passage of time and conversions into shares of Common Stock.

               On June 27, 2001, the Company obtained new financing of $1,000,000, which is separate from that of March 27, 2001, described above. The Company issued $1,000,000 in a Convertible Note (or "Debenture") with an interest rate of 5% to an accredited investor, as defined by Regulation D rules issued by the Securities and Exchange Commission under the Securities Act of 1933. As part of the agreement, the Company issued warrants to purchase 2,646,000 shares of common stock at a purchase price of $.22 per share. There is a mandatory redemption requirement at 125% of the unpaid principal balance and unpaid interest upon the occurrence of default or if the Company is prohibited from issuing shares of common stock. The Company did not register the shares issuable upon conversion within 30 days of the closing date which is a non-registration event pursuant to Section 10.4 of the Subscription Agreement. In accordance with the Section, the Company has accrued $115,000 representing liquidation damages due to the note holder as a result of the non-registration event. Such damages are calculated at an amount equal to 1% of the principal amount issued per 30 days or part thereof, and 2% for each 30 days or part thereof, during the pendency of the non-registration event.

               The debenture was issued with various stated conversion prices, which resulted in a beneficial conversion feature since the effective conversion price was below market at the time of the issuance. The discount of $351,000, which resulted from this transaction, will be amortized over the life of the debenture. During the current year approximately $36,000 was amortized to interest expense. No notes issued under this agreement were converted in 2001.

               At December 31, 2001, the Company was in default on one of the covenants of the June 27, 2001 agreement for failure to pay accrued interest on the notes within 10 days of December 31, 2001. Due to the default, the Company is required to accrue the interest due at 10%. In accordance with the agreement, the Company has accrued approximately $52,000 in interest due the note holders at December 31, 2001. The Company has not obtained a waiver from the note holder waiving his right to call the notes due or the payment of the outstanding interest, nor has the note holder elected to redeem his notes outstanding according to the terms of the Subscription Agreement. Due to the event of default, the Company has recorded this note outstanding as a current liability in the Balance Sheet.

               On October 26, 2001, the Company obtained new financing of up to $10,000,000 with an availability of up to an additional $3,000,000, as part of a private placement offering, which is separate from that of March 27, 2001 and June 27, 2001. The Company issued $7,750,000 in Secured Convertible Notes (or "debentures") with an interest rate of 8% to accredited investors, as defined by Regulation D rules issued by the Securities and Exchange Commission under the Securities Act of 1933. In conjunction with the financing, the Company issued an additional $667,000 in Secured Convertible Notes as finders fees. As part of the agreement, the Company issued warrants to purchase 17,714,000 shares of Common stock. Half of the warrants may be exercised at a purchase price of $.25 per share. The other 50% may be exercised at $.30 per share. There is a mandatory redemption requirement at 125% of the unpaid principal balance and unpaid interest upon the occurrence of default or if the Company is prohibited from issuing shares of Common stock. The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to Section 10.4 of the Subscription Agreement. In accordance with the Section, the Company has accrued $292,000 representing liquidation damages due to the note holders as a result of the non-registration event. Such damages are calculated at an amount equal to 1% of the principal amount issued per 30 days, for the first 30 days or part thereof, and 2% for each 30 days or part thereof, during the pendency of the non-registration event. The Company has recorded the debentures as a current liability.

               In conjunction with the October 26, 2001 private placement, the Company entered into a Put Agreement with a group of its investors who hold Convertible Notes and Preferred Stock. Under the Put Agreement, the Company may sell up to an additional $5,000,000 in Convertible Notes and warrants. The Company's right to exercise this option expires October 25, 2002.

               The debentures were issued with various stated conversion prices, which resulted in a beneficial conversion feature since the conversion price was below market at the time of issuance. The discount of $5,936,000, which resulted from this transaction, will be amortized over the life of the debentures. During the current year approximately $210,000 was amortized to interest expense due to the passage of time. No notes issued under this agreement were converted in 2001. The Company has accrued approximately $122,000 in interest at 8% due to the note holders at December 31, 2001.

               As of December 31, 2001, various note holders converted a total of $2,195,000 of convertible debentures into 14,961,000 shares of Class A Common Stock.

               Contractual future repayments of convertible debentures as of December 31, 2001 are as follows:

                 2002                                       $    462,000
                 2003                                                 --
                 2004                                          2,879,000
                 2005                                                 --
                 2006                                          9,417,000
                                                            --------------
                                                              12,758,000
                 Less discount on convertible debentures     (11,518,000)
                                                            --------------
                 Convertible debentures, net                $  1,240,000
                                                            ==============

               However, due to the events of default and non-registration events previously noted, all notes outstanding have been recorded as a current liability.

         5.  PROPERTY, PLANT AND EQUIPMENT

               Property, plant and equipment, net consist of the following:

                Building                                     $13,000,000
                Office furniture and equipment                 1,228,000
                Machinery and equipment                        1,616,000
                                                           --------------
                Gross property and equipment                  15,844,000
                Accumulated depreciation and amortization     (3,685,000)
                                                           --------------
                Property, plant, and equipment               $12,159,000
                                                           ==============

               The Company purchased computer equipment amounting to $814,000 with a note payable and stated interest at 15.45% which is payable monthly. Principal payments amount to $68,000 a month through June 2002.

               As described in Note 9, the building is held under a capital lease. In addition, included in office furniture and equipment and machinery and equipment are assets acquired under capital leases in the amount of $306,000 and $39,000, respectively, net of $286,000 and $12,000 of accumulated depreciation, respectively. The Company did not capitalize any interest during the year ended December 31, 2001.

         6.  INCOME TAXES

               Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2001 are as follows:

                Deferred tax assets:
                Federal net operating loss        $ 26,407,000
                State net operating loss             2,797,000
                Research & development credits       1,978,000
                Other                                  189,000
                                                 -----------------
                Total deferred tax assets           31,371,000

                Valuation allowance                (31,371,000)
                                                 -----------------
                                                  $         --
                                                 =================

               At December 31, 2001, the Company had Federal and California state net operating loss ("NOL") carryforwards of approximately $76,774,000 and $29,240,000, respectively, Federal NOLs could, if unused, expire in varying amounts in the years 2012 through 2021. California NOLs, if unused, could expire in varying amounts from 2002 through 2011.

               At December 31, 2001, the Company had Federal and California research and development ("R&D") credit carryforwards of approximately $1,356,000 and $542,000, respectively. The Federal R&D credit carryforwards will expire beginning in 2004. The California R&D credit carryforwards can be carried forward indefinitely.

               The provision for income taxes are as follows:

                                                     December 31,   December 31,
                                                        2000           2001
                                                    -------------  -------------
                Deferred:
                  Federal                           $(3,834,000)   $(6,950,000)
                  State                                (416,000)      (987,000)
                                                    -------------  -------------
                    Total deferred                   (4,250,000)    (7,937,000)
                Increase in valuation allowance       4,250,000      7,937,000
                                                    -------------  -------------
                                                    $        --    $        --
                                                    =============  =============

               Utilization of the net operating loss and tax credit carryforwards will be subject to an annual limitation if a change in the Company's ownership should occur as defined by Section 382 and Section 383 of the Internal Revenue Code.

               As a result of the Company's operating losses, no income tax provision has been recorded in 2000 and 2001.

         7.  LONG-TERM INVESTMENTS

               At December 31, 2001, all long-term investments were classified as available-for-sale and were U.S. government debt securities. These investments were recorded at fair value. Unrealized losses relating to the securities totaled $29,000 during the year ended December 31, 2001, and have been included in Accumulated Other Comprehensive Loss on the face of the Statement of Stockholders' Deficiency.

               The contractual maturities of debt securities at December 31, 2001 are as follows:

                                                           Fair Value
                                                         --------------
               Due in one year or less                     $1,363,000
               Due after one through five years                   --
               Due five through 10 years                      136,000
               Due after 10 years                             425,000
                                                         --------------
                                                           $1,924,000
                                                         ==============


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

               In May 1996, the Company entered into an employment agreement with the Company's President, which extends to April 30, 2004 and provides for an annual salary of $200,000. If the employment agreement is terminated by the Company without cause, the President may be entitled to receive up to eighteen months' salary as severance payment. In consideration of the termination of a previous employment agreement the Company issued 577,823, 1,155,647 and 1,155,647 shares of Class B, Class E-1 and Class E-2 common stock, respectively, to the Company's President. In February 2002, the Company entered into a severance agreement with the Company's President who resigned effective January 8, 2002. Based upon the terms of the severance package, the President will receive a total of $300,000 paid out through 2004.

               Also in May 1996, an officer of the Company was awarded 17,460 shares of Class B Common Stock and 34,919 shares each of Class E-1 and Class E-2 Common Stock for services rendered. Compensation cost of $31,000 was charged to expense in 1996 based on the fair value of the stock awarded by reference to an independent appraisal.

               In March 2001, we entered into a consulting agreement to issue a 6% nondilutable interest in the Company to a group of consultants, three of whom later became members of our Board of Directors. We issued 845,678 shares of Class A Common Stock at that time with a fair value of $344,000 in exchange for consulting services provided. In October 2001, this agreement was amended to increase the nondilutable interest in the Company to be issued to the consultants to 12%.

               In addition, one member of the Board of Directors is also an investor in one of the convertible debenture agreements discussed in Note 4, and at December 31, 2001 held notes in the principal amount of $360,000.

         9.  COMMITMENTS AND CONTINGENCIES

               In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At December 31, 2001, the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

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

               Pursuant to an Agreement dated May 19, 1999, the Company sold its leasehold interest in real property located at 3205 Lakewood Boulevard, Long Beach, California, together with the manufacturing hangar facility (approximately 205,000 square feet) and finished office space (approximately 22,000 square feet) owned by the Company. The cash purchase price was $9,800,000. As part of this transaction, the Company entered into an agreement to sublease the land and lease the manufacturing hanger facility and finished office space to the Company for a term of 18 years, plus an option to extend the lease for an additional 10 years. The $246,000 deferred gain on the sale of the facility is being amortized over the 18 year lease term.

               Effective January 1, 2001, the lessor of the building amended the payment terms of the lease to include escalating payments through June 1, 2008, after which the payments escalate according to Consumer Price Index (CPI) increases. As a result of the change in payment terms, the cost of the building and the capital lease obligation were increased by $3,200,000, increasing the cost value of the building to $13,000,000, which approximated fair value at the time of the amendment. As the fair value was less than the present value of the amended future minimum lease payments, the total amount recorded including this adjustment was limited to the fair value of the building, as required by SFAS No. 13, Accounting for Leases.

               During 2000, the Company entered into a capital lease agreement for a new computer system. As required under the agreement, the Company purchased certificates of deposit amounting to $405,000. These certificates are being used as collateral under the lease, and as such, have been recorded as restricted cash in the accompanying financial statements.

               Future minimum lease payments applicable to non-cancelable operating leases and capital leases as of December 31, 2001, are as follows:


                                                                      CAPITAL           OPERATING
                                                                       LEASES             LEASES
                                                                   --------------------------------
                2002                                                 $1,636,000          $189,000
                2003                                                  1,744,000           187,000
                2004                                                  1,882,000           187,000
                2005                                                  2,051,000           187,000
                2006                                                  2,298,000           187,000
                Thereafter                                           28,407,000         3,948,000
                                                                   --------------------------------
                Net future minimum lease payments                    38,018,000        $4,885,000
                                                                                     ==============
                Amount representing interest                        (25,010,000)
                                                                   --------------
                Present value of minimum lease payments              13,008,000
                Less amount representing the current portion           (158,000)
                                                                   --------------
                                                                    $12,850,000
                                                                   ==============

               The Company incurred rent expense of $180,000 and $173,000, for the years ended December 31, 2000 and 2001, respectively.

         10. STOCKHOLDERS' EQUITY

               Upon formation of AASI, an aircraft prototype and related proprietary technology were contributed by Aerodynamics and Structures, Inc. ("ASI") in exchange for 2,500,764 AASI common shares with a fair value of $250,000. In connection with this exchange, the Company also assumed ASI's liabilities of approximately $400,000. Three other individuals contributed technical information in exchange for 1,113,740 AASI common shares with a fair value of $111,000. Such technology and prototype acquired were immediately expensed as in-process research and development. Finally, certain investors contributed $7,500,000 in cash in exchange for 7,500,000 shares of convertible preferred stock of AASI. ASI was subsequently liquidated and its sole asset, investment in AASI common shares, was distributed to ASI's stockholders. Upon reincorporation of the Company, the Company's aforementioned common and preferred shares were converted into approximately 619,588, 1,239,177 and 1,239,177 shares, respectively, of Class B, Class E-1 and Class E-2 Common Stock.

               During 1996 the Company successfully completed its initial public offering of 6,900,000 units including exercise of the over allotment option. Each unit sold is composed of one share of Class A common stock, one class A warrant and one class B warrant. The net proceeds of the offering of $30,411,000 were used to finance the continued development, manufacture and marketing of its product to achieve commercial viability. Additionally, in February of 1998 a shareholder of the Company converted 99,676 shares of Class B common Stock to 99,676 shares of Class A Common Stock. The conversion resulted in an increase in Class A Common Stock to 6,999,676 and a decrease in the number of outstanding shares of Class B Common Stock to 1,900,324.

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

               All shares of Class E-1 and Class E-2 Common Stock ("Performance Shares") are not transferable or assignable and may be converted into shares of Class B Common Stock in the event income before provision for income taxes, exclusive of any extraordinary earnings or losses, reaches certain targets over the next seven years, or if the market price of the Class A Common Stock reaches specified levels over the next three years. With respect to targeted earnings, Class E-1 Common Stock shares may be converted if pretax income exceeds $45.0 million in 2002 and $56.0 million in 2003. Class E-2 Common Stock shares may be converted if pretax income exceeds, $56.3 million in 2002 or $69.5 million in 2003. With respect to market price levels, the Class E-1 Common Stock shares may be converted if, commencing 18 months after December 3, 1996 and ending 36 months thereafter, the bid price of the Company's Class A Common Stock averages $18.50 per share for 30 consecutive business days. Class E-2 Common Stock shares may be converted if commencing 18 months after December 3, 1996 and ending 36 months thereafter, the bid price of the Company's Class A Common Stock averages in excess of $23.00 for 30 consecutive business days. All Performance Shares that have not been converted by March 31, 2004 may be redeemed by the Company for $.01 per share. For accounting purposes, the Performance Shares are treated in a manner similar to a variable stock option award. As a consequence, a compensation charge will be recorded in an amount equal to the then fair value of any Performance Shares that are ultimately converted into Class B Common Stock.

               Upon the closing of the Initial Public Offering, the Company granted to the Underwriter A Unit Purchase Option to purchase up to 600,000 Units and previously issued bridge warrants were converted into one Class A Warrant ("Public Warrant") which is identical in all respects to the Class A Warrant. The fair value of the Bridge Warrants ($473,000), together with the cost of issuance (approximately $805,000), has been treated as additional interest expense over the term of the Bridge Notes. The Units issuable upon exercise of the Unit Purchase Option will, when so issued, be identical to the Units. The Unit Purchase Option cannot be transferred, sold, assigned or hypothecated for three years, except to any officer of the Underwriter or member of the selling group or their officers. The Unit Purchase Option is exercisable during the two-year period commencing three years from December 6, 1996 at an exercise price of $6.50 per Unit (130% of the initial public offering price) subject to adjustment under certain circumstances. The holders of the Unit Purchase Option have certain demand and piggyback registration rights.

               The Class A Warrants issued in connection with the Company's initial public offering in 1996, entitle the holder to purchase one share of Class A Common Stock and one Class B Warrant. Each Class B Warrant entitles the holder to purchase one share of Class A Common Stock. Class A Warrants and Class B Warrants may be exercised at an exercise price of $6.50 and $8.75, respectively, at anytime. The warrants originally expired on December 3, 2001, but have been extended through May 31, 2002. Currently Class A Warrants are subject to redemption by the Company, upon 30 days written notice, at a price of $.05 per Warrant, if the average closing bid price of the Class A Common Stock for any 30 consecutive trading days ending within 15 days of the date on which the notice of redemption is given shall have exceeded $12.00 per share. Currently Class B Warrants are subject to redemption by the Company upon 30 days' written notice, at a price of $.05 per warrant, if the average closing bid price of the Class A Common Stock for any 30 consecutive trading days ending within 15 days of the date on which the notice of redemption is given shall exceed $15.00 per share.

               Preferred Stock

               As of December 31, 2001, the Company received $8,265,000 in net cash proceeds related to a preferred stock agreement to issue up to 100,000 shares of 5% Cumulative Convertible Series A Preferred Stock ("Preferred Stock") with a stated value of $100 per share and Common Stock Purchase Warrants to purchase Class A Common Stock, for the aggregated purchase price of $10 million. The Company issued 91,085 shares of Preferred Stock with a stated value of $9,108,500 and detachable warrants to purchase 1,082,000 shares of common stock and paid $843,000 in commissions and legal fees. Of the total amount issued to date, 11,285 shares of Preferred Stock with a stated value of $1,128,500, and detachable warrants to purchase 128,310 shares of common stock were issued during the year ended December 31, 2001. The remaining $891,500 in Preferred Stock funding will not occur until certain criteria have been met.

               Additionally, as consideration for the transaction, placement warrants to purchase up to 1,688,000 shares of Class A Common Stock were issued. Of the amount issued to date, 926,000 were issued in the year ended December 31, 2001. Fair values of $1,231,000 and $987,000 for the detachable warrants and the placement warrants, respectively, were included in stockholders' deficiency and were netted as a discount to the Preferred Stock. The warrants are exercisable in installments and the terms for the placement warrants are similar to the terms of the detachable warrants issued with the Preferred Stock. The fair value for these warrants was estimated at the dates of grant using a Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rates of 4.68% to 6.43%; dividend yields of 0%; a volatility factor of .566 to .915 and an expected life of the warrants of 3 years.

               The Preferred Stock was issued with various conversion prices. This resulted in a beneficial conversion feature since the effective conversion price was below market at the time of the issuance. The discount on the Preferred Stock of $536,000 was immediately amortized to Accumulated Deficit, as the preferred stockholders were able to convert to common stock immediately upon issuance of the Preferred Stock. Of the total amount amortized, $194,000 was amortized in the year ended December 31, 2001.

               Holders of the Preferred Stock are entitled to receive cash dividends, payable quarterly and have preferential liquidation rights above all other issuances of Common Stock for an amount equal to the stated value. The Preferred Stock and unpaid dividends are convertible into shares of Common Stock equal to an amount determined by the market value at the date of close of the common stock, adjusted for changes in the market price prior to the conversion. The preferred stockholder does not have voting rights. As of December 31, 2001, the Company has dividends in arrears for the Preferred Stock totaling $336,000 or $7.20 per share.

               As of December 31, 2001, various preferred stockholders converted a total of 44,000 shares plus dividends in arrears into 16,825,000 shares of Class A Common Stock. No warrants have been exercised as of December 31, 2001.

               Equity Line Of Credit

               On August 15, 2000, the Company signed a Private Equity Line of Credit Agreement ("Equity Line") to sell up to $20,000,000 of Common stock over the course of two years. This Equity Line enables the Company to request, at the Company's sole discretion, that the investors purchase certain amounts of shares every 15 days at a price equal to 92% or 93% of the market price. Each request will be for a minimum of $200,000 and subject to a maximum of $1,500,000. Additional drawings on this Equity Line are dependent upon stock market conditions. The Company sold a total of 5,707,000 shares under the Equity Agreements with a total net proceeds of $2,393,000, of which 4,455,000 shares under the Equity Agreement were sold for net cash proceeds of $1,172,000 as of December 31, 2001.

               In connection with the Equity Line transactions, warrants to purchase 4,269,000 shares of Common Stock over the next three years, at a stock price as defined in each agreement, were issued. The fair value related to these warrants of $632,000 has been included in stockholders' equity and no warrants have been exercised as of December 31, 2001. The fair value of these warrants was estimated on the date of issuance using a Black-Scholes pricing model with the following weighted average assumptions:


                 Transaction                        Risk-Free   Dividend   Volatility   Expected
                    Date           Exercise Price    Interest     Yield      Factor       Life
                 ---------------   --------------- ----------- ---------- ------------ ----------
                 August 15, 2000     $3.15             6.12%       0%         .855          3
                 May 1, 2001         $.32-$1.20        4.68%       0%         .915          3

               The Company has reserved approximately 182,000,000 shares of Class A Common Stock for future issuance for the following conversions: 1,900,000 shares issuable upon the conversion of Class B Common Stock currently outstanding; 8,000,000 shares issuable upon the conversion of Class E Common Stock; 27,700,000 shares issuable upon the exercise of purchase warrants; 4,000,000 shares issuable under the Stock Option Plan, 20,282,000 shares issuable upon conversion of the outstanding Preferred Stock, 33,386,000 shares issuable upon the exercise of the detachable warrants and placements warrants, 4,269,000 shares issuable upon the exercise or warrants issued in connection with the Equity Line and 82,538,000 shares issuable upon conversion of the outstanding Convertible Debentures.

         11. STOCK OPTIONS

               In July 1996, the Company's Board of Directors approved the Stock Option Plan (the "Plan"). The Plan provides for the grant of incentive and non-qualified stock options to certain employees, officers, directors, consultants, and agents of the Company. Under the 1996 Stock Option Plan, the Company may grant options with respect to a total of 500,000 shares of Class A Common Stock. Subsequent Stock Option Plans were approved in 1998 and 2000, authorizing the Company to grant additional options for up to 2,000,000 shares of Class A Common Stock. Options under the 1996, 1998 and 2000 Plans are to be granted at not less than fair market value, vest in equal annual installments over five years and may be exercised for a period of one to 10 years as determined by the Board of Directors.

               In April 2001, the Board of Directors approved the 2001 Stock Option Plan (the "2001 Plan"). Under the 2001 Plan, the Company may grant options with respect to a total of 1,500,000 shares of Class A Common Stock. Options under the 2001 Plan are to be granted at not less than fair market value, vest in equal annual installments over four years and may be exercised for a period of one to 10 years as determined by the Board of Directors.

               Transactions under the Stock Option Plans during the year ended December 31, 2000 and 2001 are summarized as follows:


                                                                    WEIGHTED
                                                                AVERAGE EXERCISE
                                                       SHARES        PRICE
                                                    ---------- -----------------
                Outstanding at December 31, 1999      588,000        $5.00
                Granted                                  --            --
                Exercised                                --            --
                Canceled                              (74,000)       $5.00
                                                    ----------
                Outstanding at December 31, 2000      514,000        $5.00
                Granted                               878,000        $ .50
                Exercised                                --            --
                Canceled                              (70,000)       $2.43
                                                    ---------- -----------------
                Outstanding at December 31, 2001    1,322,000        $2.15

               The weighted average fair value of options granted during 2001 was $0.23, per option. The weighted average exercise price for 2000 and 2001 was $5.00 and $0.50, respectively. The weighted average remaining contractual life of options outstanding is 7.06 years and 8.06 years for 2000 and 2001, respectively. As of December 31, 2000 and 2001, 268,000 and 570,500 options were exercisable at a weighted average exercise price of $5.00 per option. At December 31, 2001, options to purchase 2,297,000 shares of Class A Common Stock were available for future grants under the 1996, 1998, 2000 and 2001 Plans.

               If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net loss and net loss per share would have been increased to the pro forma amounts shown below:

                                                    Years Ended December 31,
                                               ---------------------------------
                                                     2000               2001
                                               ---------------   ---------------
                Pro forma net loss              $(10,936,000)      $(21,365,000)
                Pro forma net loss per share      $(1.24)            $(0.71)

               The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.81% and 4.89% for 2000 and 2001, respectively, dividend yields of 0% for 2000 and 2001; volatility factors of the expected market price of the Company's common stock of .863 and .915 for 2000 and 2001, respectively, and a weighted average expected life of the option of 10 years and 4 years for 2000 and 2001, respectively.

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

         12. NON-RECURRING EXPENSES

               During the fourth quarter of fiscal 2001, the Company recorded approximately $3,823,000 of non-recurring expenses. These expenses were primarily the result of: a write-off of capitalized tooling costs of approximately $2,082,000; a write-off of capitalized engineering software of approximately $723,000; and an accrual of approximately $1,018,000 related to commitments to purchase special orders from certain vendors. The Company believes the capitalized tooling and engineering software have no future use to the Company due to the change in the Company's business strategy and the re-design of its major product, the JETCRUZER 500. The accrual to vendors represents costs incurred by vendors in the production of items specifically related to the JETCRUZER 500 with no alternative saleable value to the vendors.

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

         14. BENEFIT PLAN

               The Company has a 401(k) savings plan with a profit sharing provision, covering substantially all full time employees. The Company may make discretionary contributions to the Plan as authorized by the Board of Directors. The Company has not made any profit sharing contributions to the Plan.

         15. PER SHARE INFORMATION

               The Company calculates basic net loss per share as required by SFAS No. 128, "Earnings per Share". Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The following table sets forth the computation of basic loss per share:


                                                                               2000            2001
                                                                      ---------------- -----------------
                      Numerator
                      Loss before extraordinary item                    $(10,715,000)     $(21,164,000)
                      Amortization of Discount on Preferred Stock           (620,000)         (361,000)
                      Dividend in Arrears                                   (246,000)         (336,000)
                                                                      ---------------- -----------------
                      Numerator for basic loss per share                $(11,581,000)     $(21,861,000)
                                                                      ================ =================
                      Denominator
                      Weighted average shares of Class B Shares            1,900,000         1,900,000
                      Weighted average shares of Class A Shares            7,268,000        28,110,000
                                                                      ---------------- -----------------
                      Denominator for basic loss per share                 9,168,000        30,010,000
                                                                      ---------------- -----------------
                      Basic loss per share                                    $(1.26)           $(0.73)
                                                                      ================ =================



         16. SUBSEQUENT EVENTS

               On February 6, 2002 the U.S. Bankruptcy Court in San Antonio, Texas, approved an operating agreement, which allows the Company to manage Mooney while a plan of reorganization was prepared for approval. Mooney has operated under the protection of Chapter 11 bankruptcy since July 2001.

               On February 8, 2002, the Company purchased Congress Financial Corporations position (the "Congress Position") as senior secured creditor for Mooney. Under the terms of the Assignment and Assumption Agreement, the purchase price paid by the Company in connection with the acquisition of the Congress Position was $8,000,000 with $3,500,000 paid in cash and $4,500,000 payable in secured notes. Each note is secured by substantially all the assets acquired from Congress Corporation. As additional security for the Company's compliance with the fulfillment of its obligations pursuant to the Assignment and Assumption Agreement and the acquisition notes, the Company delivered to Congress Corporation a Limited Recourse Secured Promissory Note for $5,700,000. This note is a contingent note, payable only in the event that the Company defaults under the terms of the original acquisition notes.

               On March 18, 2002, the bankruptcy courts approved the sale of Mooney's assets to the Company, which is expected to close in April 2002. Mooney produces top of the line, single engine piston airplanes including the Eagle, the Ovation2, and the Bravo, which are the performance leaders in the four-passenger single engine aircraft market. For over 50 years, the Company has produced high performance piston aircraft, which are considered by many to be the "best of breed" in the owner-flown aircraft market. There are more than 10,000 Mooney aircraft in operation around the world.

               Additionally, the Company has entered into discussions with Century Aerospace Corporation concerning acquisition of the rights to manufacture the Century Jet, one of the exciting new entrants in the "micro-jet" market. The Century Jet is a revolutionary new business jet that could be priced more than $1,000,000 below the current least expensive business jet, setting a new benchmark for low cost business travel by private aircraft and providing a cost effective alternative to airline travel for small and medium-sized businesses.

               On February 27, 2002, the Company completed three financing transactions for total proceeds of $5,734,000 and incurred financing costs of $184,000. The net proceeds of these transactions were used to acquire the Congress Position as secured creditor for Mooney Aircraft and to fund current operations.

               The Company issued $2,250,000 in 8% Secured Convertible Notes under the October 26, 2001 placement offering in which $3,000,000 was available to the Company for additional financing. The Notes are convertible after 120 days into shares of Class A Common Stock at a conversion price of $.35 or 70% of the average of the three lowest closing bid prices for the Company's Common Stock for the thirty days prior to conversion. The maturity date of the Notes is October 26, 2006. Attached to the Notes were warrants to purchase up to 4,500,000 shares of the Company's Class A Common Stock. The first 50% of the warrants may be exercised after 45 days at a price of $.25 whereas the remaining 50% of the warrants may be exercised at $.30. The expiration date of the warrants is January 30, 2007.

               The Company issued $1,329,000 in 8% Unsecured Convertible Notes as part of the October 26, 2001 Put Agreement in which the Company had the option to sell up to an additional $5,000,000 in Convertible Notes. The Notes are convertible after 120 days into shares of Class A Common Stock under the same terms as the October 26, 2001 placement offering described above. The maturity date of the notes is October 26, 2006. Attached to the Notes were warrants to purchase 2,658,000 shares of the Company's Class A Common Stock. The warrants may be exercised under the same terms as the warrants issued in conjunction with the October 26, 2001 placement offering described above.

               The Company issued $2,155,000 in 8% Unsecured Convertible Notes as part of a new placement offering dated January 30, 2002. The Notes are convertible after 120 days into shares of Class A Common Stock under the same terms of the October 26, 2001 placement offering described above. The maturity date of the notes is October 26, 2006. Attached to the Notes were warrants to purchase 4,310,000 shares of the Company's Class A Common Stock. The warrants may be exercised under the same terms as the warrants issued in conjunction with the October 26, 2001 placement.

               On March 26, 2002, the Company issued $1,450,000 in 8% Unsecured Convertible Notes in a subsequent closing that was part of the new private placement dated January 30, 2002. The notes are convertible after 120 days into shares of Class A Common Stock under the same terms as the October 26, 2001 private placement. The maturity date of the notes is October 26, 2006. Attached to the notes were warrants to purchase 2,900,000 shares of our Class A Common Stock. The warrants may be exercised under the same terms as the warrants issued in conjunction with the October 26, 2001 private placement.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information regarding directors and executive officers of the Company will appear in the Proxy Statement of the Annual Meeting of Stockholders and is incorporated herein by this reference. The Proxy Statement will be filed with the SEC within 120 days following December 31, 2001.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS. The exhibits listed below are filed with or incorporated by reference in this report.

         References to "the Company" refer to Advanced Aerodynamics & Structures, Inc., now doing business as Mooney Aerospace Group, Ltd. References to "our Mooney Subsidiary" refer to our wholly-owned subsidiary named Mooney Airplane Company, Inc. Our Mooney Subsidiary was not formed until March 5, 2002. It presently has no assets and has not commenced operations.

             Exhibit No.    Description
             -----------    -----------
(1)          2.1            Agreement of Merger dated July 16, 1996 between
                            Advanced Aerodynamics and Structures, Inc.,
                            California corporation, and Advanced Aerodynamics &
                            Structures, Inc., a Delaware corporation

             2.2 Order of the U.S. Bankruptcy Court dated March 18, 2002 re Mooney Aircraft Corporation

             2.3 Asset Purchase Agreement by and between the Company and Mooney Aircraft Corporation dated March 18, 2002

             2.4 First Amendment to Asset Purchase Agreement by and between the Company and Mooney Aircraft Corporation dated March 19, 2002

                            Advanced Aerodynamics & Structures, Inc.
                            ----------------------------------------

(1)          3.1            Certificate of Incorporation

             3.2            Bylaws as amended on March 15, 2002

(1)          3.3            Amended and Restated Certificate of Incorporation

(10)         3.4            Amendment to the Certificate of Incorporation

(7)          3.5            Certificate of Designation

(8)          3.6            Amendment to Certificate of Designation

                            Mooney Airplane Company, Inc.
                            -----------------------------

             3.7            Certificate of Incorporation

             3.8            Certificate of Amendment of Certificate of
                            Incorporation

             3.9            Bylaws as amended on April 1, 2002

(1)          4.1            Specimen Certificate of Class A Common Stock

(1)          4.2            Warrant Agreement (including form of Class A and
                            Class B Warrant Certificates

(1)          4.3            Form of Underwriter's Unit Purchase Option

(6)          4.4            Form of March 2000 Subscription Agreement between
                            the Registrant and the Series A Preferred Stock
                            Subscribers

(6)          4.5            Form of March 2000 Common Stock Purchase Warrant to
                            be issued to the Series A Preferred Stock
                            Subscribers and Placement Agents

             Exhibit No.    Description
             -----------    -----------
(6)          4.6            Form of Special Common Stock Purchase Warrant to be
                            issued to the Series A Preferred Placement Agent

(6)          4.7            Form of Funds Escrow Agreement related to the March
                            2000 Subscription Agreement

(7)          4.8            Private Equity Line of Credit Agreement, dated
                            August 15, 2000, between the Company and certain
                            Investors

(7)          4.9            Registration Rights Agreement between the Company
                            and the investors participating in the Private
                            Equity Line of Credit Agreement

(7)          4.10           Form of Warrant issued in connection with Private
                            Equity Line of Credit Agreement

(8)          4.11           Waiver Agreement between the Registrant and the
                            Series A Preferred Stock Subscribers

(8)          4.12           Form of March 27, 2001, Subscription Agreement
                            between the Registrant and the 5% Secured
                            Convertible Note Subscribers

(8)          4.13           Form of March 27, 2001, Secured Convertible Note
                            between the Registrant and the 5% Secured
                            Convertible Note Subscribers

(8)          4.14           Form of March 27, 2001, Common Stock Purchase
                            Warrant to be issued to the 5% Secured Convertible
                            Note Subscribers

(8)          4.15           Form of March 27, 2001, Collateral Agent Agreement
                            between the Collateral Agent and the 5% Secured
                            Convertible Note Subscribers

(8)          4.16           Form of March 27, 2001, Security Agreement between
                            the Registrant and the Collateral Agent

(11)         4.18           Form of June 27, 2001, Subscription Agreement ("SA")
                            and Form of Note (Exhibit A to the SA) and Form of Warrant (Exhibit D to the SA)

(9)          4.19           Form of October 26, 2001 Subscription Agreement
                            ("SA") and Form of Secured Note (Exhibit A to the
                            SA) and Form of Warrant (Exhibit D to the SA)

(9)          4.20           Form of October 26, 2001 Security Agreement

(9)          4.21           Form of October 26, 2001 Lockup Agreement

(9)          4.22           Form of October 26, 2001 Put Agreement

(12)         4.23           Secured Tranche A Promissory Note for $500,000,
                            dated January 29, 2002, issued to Congress Financial
                            Corporation (Southwest), as executed

(12)         4.24           Secured Tranche B Promissory Note for $2,500,000,
                            dated January 29, 2002, issued to Congress Financial
                            Corporation (Southwest), as executed

(12)         4.25           Secured Tranche C Promissory Note for $1,500,000,
                            dated January 29, 2002, issued to Congress Financial
                            Corporation (Southwest), as executed

             Exhibit No.    Description
             -----------    -----------
(12)         4.26           Limited Recourse Secured Tranche D Promissory Note
                            for $5,714,408.71, dated January 29, 2002, issued
                            to Congress Financial Corporation (Southwest), as executed

(9)          4.27           The October 26, 2001 Subscription Agreement ("SA")
                            and Form of Secured Note (Exhibit A to the SA) and
                            Form of Warrant (Exhibit D to the SA)

(9)          4.28           The October 26, 2001 Put Agreement

(9)          4.29           The October 26, 2001 Security Agreement

(13)         4.30           January 30, 2002 Subscription Agreement and Form of
                            Secured Note (Exhibit A to the Subscription
                            Agreement) and Form of Warrant (Exhibit D to the
                            Subscription Agreement)

(13)         4.31           Notice of Put, Officer's Certificate and
                            Modification of Put Agreement Terms for this Put dated January 30, 2002

(13)         4.32           January 30, 2002 Subscription Agreement and Form of
                            Unsecured Note (Exhibit A to the Subscription
                            Agreement) and Form of Warrant (Exhibit D to the
                            Subscription Agreement)

(14)         4.33           March 26, 2002 Subscription Agreement and Form of
                            Unsecured Note (Exhibit A to the Subscription
                            Agreement) and Form of Warrant (Exhibit D to the
                            Subscription Agreement) for subsequent closing under January 30, 2002 Subscription Agreement

(1)          10.1           Form of Indemnification Agreement

(2)          10.2           Amended 1996 Stock Option File

(1)          10.3           Employment Agreement dated as of May 1, 1996
                            between the Company and Dr. Carl L. Chen

             10.4 Severance Agreement and Warrant Agreement, each between the Company and Dr. Carl L. Chen

(2)          10.5           Lease dated December 19, 1996 between Olen
                            Properties Corp., a Florida corporation, and the Company

(3)          10.6           Standard Sublease dated June 27, 1997 with Budget
                            Rent-a-Car of Southern California

(3)          10.7           Standard Sublease dated July 16, 1997 with Budget
                            Rent-a-Car of Southern California

(3)          10.8           Standard Industrial/Commercial Multi-Tenant
                            Lease-Gross dated March 12, 1997 with the Golgolab
                            Family Trust

(5)          10.9           Loan Agreement dated as of August 1, 1997 between
                            the Company and the California Economic Development
                            Authority

(5)          10.10          Indenture of Trust dated as of August 1, 1997
                            between the Company and the California Economic
                            Development Authority and First Trust of California,
                            National Association

             Exhibit No.    Description
             -----------    -----------
(4)          10.11          Official Statement dated August 5, 1997

(5)          10.12          Letter of Credit issued by The Sumitomo Bank,
                            Limited

(5)          10.13          Reimbursement Agreement dated as of August 1, 1997
                            between the Company and the Sumitomo Bank, Limited

(5)          10.14          Purchase Contract dated August 1, 1997 by and among
                            Rauscher Pierce Refnes, Inc., the California
                            Economic Development Authority and the Treasurer of the State of California, and approved by the Company

(5)          10.15          Remarketing Agreement dated as of August 1, 1997
                            between the Company and Rauscher Pierce Refnes, Inc.

(5)          10.16          Blanket Letters of Representations of the California
                            Economic Development Authority and First Trust of
                            California, National Association

(5)          10.17          Tax Regulatory Agreement dated as of August 1, 1997
                            by and among the California Economic Development
                            Authority, the Company and First Trust of
                            California, National Association

(5)          10.18          Custody, Pledge and Security Agreement dated as of
                            August 1, 1997 between the Company and The Sumitomo
                            Bank, Limited

(5)          10.19          Investment Agreement dated August 5, 1997 by and
                            between the Company and the Sumitomo Bank, Limited

(5)          10.20          Specimen Direct Obligation Note between the Company
                            and the Sumitomo Bank, Limited

(4)          10.21          Lease Agreement dated October 17, 1997 between the
                            Company and the City of Long Beach

(4)          10.22          Construction Agreement dated October 29, 1997
                            between the Company and Commercial Developments
                            International/West

(12)         10.23          Assignment and Assumption Agreement between
                            Advanced Aerodynamics and Structures, Inc. and
                            Congress Financial Corporation (Southwest), dated
                            January 29, 2002, as executed

(12)         10.24          Collateral Assignment of Debt and Security
                            Agreements between Advanced Aerodynamics and
                            Structures, Inc. and Congress Financial Corporation
                            (Southwest), dated January 29, 2002, as executed

             23             Consent of Ernst & Young LLP


 (b) REPORTS ON FORM 8-K.

              None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2002                 ADVANCED AERODYNAMICS & STRUCTURES, INC.


                                      By:   /s/ Roy H. Norris
                                         -------------------------------------
                                         Roy H. Norris
                                         President, Chief Executive Officer, and
                                            Chairman of the Board

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

Signature                                         Title                                           Date
---------                                         -----                                           ----

/s/ Roy H. Norris                                 President, Chief Executive                      April 16, 2002
------------------------------------              Officer, and Chairman of the Board
Roy H. Norris


/s/ L. Peter Larson                               Chief Financial Officer and Principal           April 16, 2002
--------------------------------------------      Accounting Officer
L. Peter Larson


/s/ Shalom Babad                                  Director                                        April 16, 2002
------------------------------------
Shalom Babad

/s/ C.M. Cheng                                    Director                                        April 16, 2002
--------------------------------------------
C.M. Cheng

/s/ S.B. Lai                                      Director                                        April 16, 2002
--------------------------------------------
S.B. Lai

/s/ Arie Rabinowitz                               Director                                        April 16, 2002
--------------------------------------------
Arie Rabinowitz

/s/ Robert P. Kaplan                              Director                                        April 16, 2002
--------------------------------------------
Robert P. Kaplan

/s/ Samuel Rothman                                Director                                        April 16, 2002
--------------------------------------------
Samuel Rothman

                                 EXHIBIT INDEX

         References to "the Company" refer to Advanced Aerodynamics & Structures, Inc., now doing business as Mooney Aerospace Group, Ltd. References to "our Mooney Subsidiary" refer to our wholly-owned subsidiary named Mooney Airplane Company, Inc. Our Mooney Subsidiary was not formed until March 5, 2002. It presently has no assets and has not commenced operations.

             Exhibit No.    Description
             -----------    -----------
(1)          2.1            Agreement of Merger dated July 16, 1996 between
                            Advanced Aerodynamics and Structures, Inc.,
                            California corporation, and Advanced Aerodynamics &
                            Structures, Inc., a Delaware corporation

             2.2 Order of the U.S. Bankruptcy Court dated March 18, 2002 re Mooney Aircraft Corporation

             2.3 Asset Purchase Agreement by and between the Company and Mooney Aircraft Corporation dated March 18, 2002

             2.4 First Amendment to Asset Purchase Agreement by and between the Company and Mooney Aircraft Corporation dated March 19, 2002

                            Advanced Aerodynamics & Structures, Inc.
                            ----------------------------------------

(1)          3.1            Certificate of Incorporation

             3.2            Bylaws as amended on March 15, 2002

(1)          3.3            Amended and Restated Certificate of Incorporation

(10)         3.4            Amendment to the Certificate of Incorporation

(7)          3.5            Certificate of Designation

(8)          3.6            Amendment to Certificate of Designation

                            Mooney Airplane Company, Inc.
                            -----------------------------

             3.7            Certificate of Incorporation

             3.8            Certificate of Amendment of Certificate of
                            Incorporation

             3.9            Bylaws as amended on April 1, 2002

(1)          4.1            Specimen Certificate of Class A Common Stock

(1)          4.2            Warrant Agreement (including form of Class A and
                            Class B Warrant Certificates

(1)          4.3            Form of Underwriter's Unit Purchase Option

(6)          4.4            Form of March 2000 Subscription Agreement between
                            the Registrant and the Series A Preferred Stock
                            Subscribers

(6)          4.5            Form of March 2000 Common Stock Purchase Warrant to
                            be issued to the Series A Preferred Stock
                            Subscribers and Placement Agents

             Exhibit No.    Description
             -----------    -----------
(6)          4.6            Form of Special Common Stock Purchase Warrant to be
                            issued to the Series A Preferred Placement Agent

(6)          4.7            Form of Funds Escrow Agreement related to the March
                            2000 Subscription Agreement

(7)          4.8            Private Equity Line of Credit Agreement, dated
                            August 15, 2000, between the Company and certain
                            Investors

(7)          4.9            Registration Rights Agreement between the Company
                            and the investors participating in the Private
                            Equity Line of Credit Agreement

(7)          4.10           Form of Warrant issued in connection with Private
                            Equity Line of Credit Agreement

(8)          4.11           Waiver Agreement between the Registrant and the
                            Series A Preferred Stock Subscribers

(8)          4.12           Form of March 27, 2001, Subscription Agreement
                            between the Registrant and the 5% Secured
                            Convertible Note Subscribers

(8)          4.13           Form of March 27, 2001, Secured Convertible Note
                            between the Registrant and the 5% Secured
                            Convertible Note Subscribers

(8)          4.14           Form of March 27, 2001, Common Stock Purchase
                            Warrant to be issued to the 5% Secured Convertible
                            Note Subscribers

(8)          4.15           Form of March 27, 2001, Collateral Agent Agreement
                            between the Collateral Agent and the 5% Secured
                            Convertible Note Subscribers

(8)          4.16           Form of March 27, 2001, Security Agreement between
                            the Registrant and the Collateral Agent

(11)         4.18           Form of June 27, 2001, Subscription Agreement ("SA")
                            and Form of Note (Exhibit A to the SA) and Form of Warrant (Exhibit D to the SA)

(9)          4.19           Form of October 26, 2001 Subscription Agreement
                            ("SA") and Form of Secured Note (Exhibit A to the
                            SA) and Form of Warrant (Exhibit D to the SA)

(9)          4.20           Form of October 26, 2001 Security Agreement

(9)          4.21           Form of October 26, 2001 Lockup Agreement

(9)          4.22           Form of October 26, 2001 Put Agreement

(12)         4.23           Secured Tranche A Promissory Note for $500,000,
                            dated January 29, 2002, issued to Congress Financial
                            Corporation (Southwest), as executed

(12)         4.24           Secured Tranche B Promissory Note for $2,500,000,
                            dated January 29, 2002, issued to Congress Financial
                            Corporation (Southwest), as executed

(12)         4.25           Secured Tranche C Promissory Note for $1,500,000,
                            dated January 29, 2002, issued to Congress Financial
                            Corporation (Southwest), as executed

             Exhibit No.    Description
             -----------    -----------
(12)         4.26           Limited Recourse Secured Tranche D Promissory Note
                            for $5,714,408.71, dated January 29, 2002, issued
                            to Congress Financial Corporation (Southwest), as executed

(9)          4.27           The October 26, 2001 Subscription Agreement ("SA")
                            and Form of Secured Note (Exhibit A to the SA) and
                            Form of Warrant (Exhibit D to the SA)

(9)          4.28           The October 26, 2001 Put Agreement

(9)          4.29           The October 26, 2001 Security Agreement

(13)         4.30           January 30, 2002 Subscription Agreement and Form of
                            Secured Note (Exhibit A to the Subscription
                            Agreement) and Form of Warrant (Exhibit D to the
                            Subscription Agreement)

(13)         4.31           Notice of Put, Officer's Certificate and
                            Modification of Put Agreement Terms for this Put dated January 30, 2002

(13)         4.32           January 30, 2002 Subscription Agreement and Form of
                            Unsecured Note (Exhibit A to the Subscription
                            Agreement) and Form of Warrant (Exhibit D to the
                            Subscription Agreement)

(14)         4.33           March 26, 2002 Subscription Agreement and Form of
                            Unsecured Note (Exhibit A to the Subscription
                            Agreement) and Form of Warrant (Exhibit D to the
                            Subscription Agreement) for subsequent closing under January 30, 2002 Subscription Agreement

(1)          10.1           Form of Indemnification Agreement

(2)          10.2           Amended 1996 Stock Option File

(1)          10.3           Employment Agreement dated as of May 1, 1996
                            between the Company and Dr. Carl L. Chen

             10.4 Severance Agreement and Warrant Agreement, each between the Company and Dr. Carl L. Chen

(2)          10.5           Lease dated December 19, 1996 between Olen
                            Properties Corp., a Florida corporation, and the Company

(3)          10.6           Standard Sublease dated June 27, 1997 with Budget
                            Rent-a-Car of Southern California

(3)          10.7           Standard Sublease dated July 16, 1997 with Budget
                            Rent-a-Car of Southern California

(3)          10.8           Standard Industrial/Commercial Multi-Tenant
                            Lease-Gross dated March 12, 1997 with the Golgolab
                            Family Trust

(5)          10.9           Loan Agreement dated as of August 1, 1997 between
                            the Company and the California Economic Development
                            Authority

(5)          10.10          Indenture of Trust dated as of August 1, 1997
                            between the Company and the California Economic
                            Development Authority and First Trust of California,
                            National Association

             Exhibit No.    Description
             -----------    -----------
(4)          10.11          Official Statement dated August 5, 1997

(5)          10.12          Letter of Credit issued by The Sumitomo Bank,
                            Limited

(5)          10.13          Reimbursement Agreement dated as of August 1, 1997
                            between the Company and the Sumitomo Bank, Limited

(5)          10.14          Purchase Contract dated August 1, 1997 by and among
                            Rauscher Pierce Refnes, Inc., the California
                            Economic Development Authority and the Treasurer of the State of California, and approved by the Company

(5)          10.15          Remarketing Agreement dated as of August 1, 1997
                            between the Company and Rauscher Pierce Refnes, Inc.

(5)          10.16          Blanket Letters of Representations of the California
                            Economic Development Authority and First Trust of
                            California, National Association

(5)          10.17          Tax Regulatory Agreement dated as of August 1, 1997
                            by and among the California Economic Development
                            Authority, the Company and First Trust of
                            California, National Association

(5)          10.18          Custody, Pledge and Security Agreement dated as of
                            August 1, 1997 between the Company and The Sumitomo
                            Bank, Limited

(5)          10.19          Investment Agreement dated August 5, 1997 by and
                            between the Company and the Sumitomo Bank, Limited

(5)          10.20          Specimen Direct Obligation Note between the Company
                            and the Sumitomo Bank, Limited

(4)          10.21          Lease Agreement dated October 17, 1997 between the
                            Company and the City of Long Beach

(4)          10.22          Construction Agreement dated October 29, 1997
                            between the Company and Commercial Developments
                            International/West

(12)         10.23          Assignment and Assumption Agreement between
                            Advanced Aerodynamics and Structures, Inc. and
                            Congress Financial Corporation (Southwest), dated
                            January 29, 2002, as executed

(12)         10.24          Collateral Assignment of Debt and Security
                            Agreements between Advanced Aerodynamics and
                            Structures, Inc. and Congress Financial Corporation
                            (Southwest), dated January 29, 2002, as executed

             23             Consent of Ernst & Young LLP

                         (1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (333-12273) filed on September 19, 1996, declared effective by the Securities and Exchange Commission on December 3, 1996.

                         (2) Incorporated by reference to the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1997.

                         (3) Incorporated by reference by the Company's Post-Effective Amendment No. 1 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on August 5, 1997.

                         (4) Filed by paper pursuant to the Company's request for a temporary hardship exemption relating to this report.

                         (5) Incorporated by reference to the Company's Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 1997.

                         (6) Incorporated by reference to the Company's Report on Form 10-KSB for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

                         (7) Incorporated by reference to the Company's Report on Form SB-2 filed with the Securities and Exchange Commission on September 5, 2000.

                         (8) Incorporated by reference to the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001.

                         (9) Incorporated by reference to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2001.

                         (10) Incorporated by reference to the Company's Definitive Information Statement filed with the Securities and Exchange Commission on November 21, 2001.

                         (11) Incorporated by reference to the Company's Registration Statement on Form SB-2 (333-74924) filed on December 12, 2001, and withdrawn by the Company on January 24, 2002.

                         (12) Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2002.

                         (13) Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2002.

                         (14) Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2002.