Form 10QSB
period 2002-03-31
ADVANCED AERODYNAMICS & STRUCTURES INC/
filed 2002-05-20
CIK 1019825

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

                  For the quarterly period ended March 31, 2002

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

                               Yes [X]      No [_]

     As of May 15, 2002, the issuer had outstanding 40,491 shares of Series A 5% Cumulative Convertible Preferred Stock, 63,554,070 shares of Class A Common Stock, 1,900,324 shares of Class B Common Stock, 4,000,000 shares of Class E-1 Common Stock and 4,000,000 shares of Class E-2 Common Stock.

================================================================================

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.

                                TABLE OF CONTENTS

                                                                Page
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements                      3
Item 2.    Plan of Operations                                    15

PART II.   OTHER INFORMATION                                     20

Item 6.    Exhibits and Reports on Form 8-K                      20

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEET

                                                                              March 31, 2002
                                                                            ------------------
                                     ASSETS
Current assets:

       Cash and cash equivalents                                            $     2,820,000
       Debt issuance costs, current portion                                          90,000
       Receivable from Mooney Aircraft Corporation                                8,158,000
       Prepaid expenses and other current assets                                     74,000
                                                                            ------------------
       Total current assets                                                      11,142,000

Property, plant and equipment, net                                               11,867,000
Investments available-for-sale                                                        1,000
Restricted cash                                                                     435,000
Debt issuance costs                                                                 412,000
Other assets                                                                        315,000
                                                                            ------------------
            Total assets                                                         24,172,000
                                                                            ==================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
       Accounts payable                                                     $     2,415,000
       Other accrued liabilities                                                  2,884,000
       Capital leases, current portion                                              147,000
       Notes payable -- current portion                                           1,447,000
       Convertible debentures, current (net discount of $16,468,000)              1,570,000
                                                                            ------------------
            Total current liabilities                                             8,463,000
Long-term liabilities:
       Capital leases, long-term                                                 12,826,000
       Notes payable                                                              3,200,000
       Convertible debenture, long term (net discount of $1,244,000)                351,000
       Deferred land lease                                                          366,000
       Deferred revenue                                                           1,812,000
                                                                            ------------------
            Total liabilities                                                    27,018,000
Stockholders' deficiency:
       Preferred Stock, par value $.0001 per share; 5,000,000 shares authorized; none issued and outstanding, 100,000 shares
            designated as Series A.                                                       -
       Series A, 5% Cumulative Convertible Preferred Stock, $100 stated
            value per share, 100,000 shares authorized, 42,371 shares
            issued and outstanding                                                3,346,000
       Class A Common Stock, par value $.0001 per share; 625,000,000
            shares authorized; 55,313,509 shares issued and outstanding              47,000
       Class B Common Stock, par value $.0001 per share; 10,000,000 shares
            authorized; 1,900,324 shares issued and outstanding                           -
       Class E-1 Common Stock; par value $.0001 per share; 4,000,000
            shares authorized; 4,000,000 shares issued and outstanding                    -
       Class E-2 Common Stock; par value $.0001 per share; 4,000,000
            shares authorized; 4,000,000 shares issued and outstanding                    -

Warrants to purchase common stock
       Warrants                                                                   9,075,000
       Public Warrants                                                              473,000
       Class A Warrants                                                          11,290,000
       Class B Warrants                                                           4,632,000
Additional paid-in capital                                                       60,742,000
Accumulated other comprehensive loss                                                (27,000)
Deficit accumulated during the development stage                                (92,424,000)
                                                                            ------------------
Total stockholders' deficiency                                                   (2,846,000)
                                                                            ------------------
Total liabilities and stockholders' deficiency                                   24,172,000
                                                                            ==================

          See accompanying notes to consolidated financial statements.

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                               Three Months Ended             Period from
                                                                                    March 31,               January 26, 1990
                                                                                                            (inception) to
                                                                                                              March 31,
                                                                              2001             2002               2002
                                                                          ------------     ------------     --------------
Interest income                                                           $      1,000     $      3,000     $    2,858,000
Other income                                                                        --           38,000          1,464,000
                                                                          ------------     ------------     --------------
                                                                                 1,000           41,000          4,322,000
Cost and expenses:
Research and development costs                                               1,775,000        1,661,000         46,398,000
General and administrative expenses                                            937,000        2,151,000         28,387,000
Loss on disposal of assets                                                          --               --            755,000
Realized loss on sale of investments                                                --               --             66,000
Interest expense                                                             1,963,000        1,903,000         11,155,000
In-process research and development acquired                                        --               --            761,000
Non-recurring expenses                                                              --               --          3,823,000
                                                                          ------------     ------------     --------------
                                                                             4,675,000        5,715,000         91,345,000
                                                                          ------------     ------------     --------------
Loss before extraordinary item                                              (4,674,000)      (5,674,000)       (87,023,000)
Extraordinary loss on retirement of Bridge Notes                                    --               --           (942,000)
                                                                                                            --------------
Net loss                                                                  $ (4,674,000)    $ (5,674,000)    $  (87,965,000)
                                                                          ============     ============     ==============
Net loss per share                                                        $       (.32)            (.11)
                                                                          ------------     ------------
Weighted average number of shares outstanding                               15,465,000       53,981,003
                                                                          ============     ============

          See accompanying notes to consolidated financial statements.

                 See accompanying notes to financial statements.
                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
               Consolidated Statement of Stockholders' Deficiency

---------------------------------------------------  -------------------------------------------------------------------------------
                                                                         Common Stock
---------------------------------------------------  -------------------------------------------------------------------------------
                                  Preferred Stock         Class A            Class B            Class E-1       Class E-2
                -----------------------------------  -------------------------------------------------------------------------------

                                   Shares  Amount  Shares      Amount   Shares   Amount   Shares    Amount  Shares  Amount Warrants
                -------------------------------------------------------------------------------------------------------------------
Common stock issued at $3.59
  per share                                 $                         $ 418,094  $        836,189   $       836,189 $
Common stock issued
  in exchange for in-process
  research and development at
  $.36 per share                                                        201,494           402,988           402,988
Imputed interest on advances
  from stockholder
Conversion of stockholder
  advances                                                              598,011         1,196,021         1,196,021
Conversion of officer loans                                             187,118           374,236           374,236
Stock issued in consideration
  for services in 1994, 1995,
  and 1996 at $.51 per share                                            595,283         1,190,566         1,190,566
Imputed interest on advances
  from stockholder
Net proceeds from initial public
  offering of Units at $4.39
  per share                                          6,000,000  1,000
Net proceeds from exercise of
  over- allotment option at $4.55
  per share                                            900,000
Warrants issued in connection
  with issuance of Bridge Notes at
  $.79 per share
Net loss from inception to
  December 31, 1996
                    ----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                         6,900,000  1,000 2,000,000         4,000,000         4,000,000

Adjustment to proceeds from
  initial public offering and
  exercise of overallotment
  option
Net loss
                    ----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                         6,900,000  1,000 2,000,000         4,000,000         4,000,000
Conversion of Class B to A Common
  Stock                                                 99,676          (99,676)
Net loss
                    ----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                         6,999,676  1,000 1,900,324         4,000,000         4,000,000
Net loss
Unrealized loss on investments
Comprehensive loss
                    ----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                         6,999,676  1,000 1,900,324         4,000,000         4,000,000

-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Deficit accumulated
                                   Public    Class A     Class B      Additional    Accumulated other     during the
                                  Warrants   Warrants    Warrants   paid-in-capital Comprehensive loss development stage    Total
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued at $3.59
  per share                      $         $           $          $   7,500,000     $                  $                $ 7,500,000
Common stock issued
  in exchange for in-process
  research and development at
  $.36 per share                                                        361,000                                            361,000
Imputed interest on advances
  from stockholder                                                      799,000                                             799,000
Conversion of stockholder
  advances                                                           10,728,000                                          10,728,000
Conversion of officer loans                                             336,000                                             336,000
Stock issued in consideration
  for services in 1994, 1995,
  and 1996 at $.51 per share                                          1,507,000                                           1,507,000
Imputed interest on advances
  from stockholder                                                       11,000                                              11,000
Net proceeds from initial public
  offering of Units at $4.39
  per share                                   9,583,00   4,166,000   12,566,000                                          26,316,000
Net proceeds from exercise of
  over- allotment option at $4.55
  per share                                   1,707,00     466,000    1,922,000                                           4,095,000
Warrants issued in connection
  with issuance of Bridge Notes
  at $.79 per share                473,000                                                                                  473,000
Net loss from inception to
  December 31, 1996                                                                                      24,328,000      24,328,000
                    ---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                  473,000   11,290,000    4,632,000      35,730,000         (24,328,000)     27,798,000
Adjustment to proceeds from
  initial public offering and
  exercise of overallotment
  option                                                                (78,000)                                            (78,000)
Net loss                                                                                                 (6,625,000)     (6,625,000)
                    ---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997       473,000  11,290,000   4,632,000   35,652,000                         (30,953,000)     21,095,000
Conversion of Class B to A Common
  Stock
Net loss                                                                                                (10,118,000)    (10,118,000)
                    ---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998       473,000  11,290,000   4,632,000   35,652,000                         (41,071,000)     10,977,000
Net loss                                                                                                 (9,341,000)     (9,341,000)
Unrealized loss on investments                                                          (32,000)                            (32,000)
Comprehensive loss                                                                                                       (9,373,000)
                    ---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999       473,000  11,290,000   4,632,000   35,652,000         (32,000)        (50,412,000)      1,604,000

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                Statement of Stockholders' Deficiency (continued)

-------------------------------------------------   --------------------------------------------------------------------------------
                                                                                     Common Stock
-------------------------------------------------   --------------------------------------------------------------------------------
                             Preferred Stock                  Class A                     Class B                    Class E-1
                        -------------------------   --------------------------------------------------------------------------------
                             Shares      Amount        Shares        Amount        Shares         Amount        Shares      Amount
                        ------------------------------------------------------------------------------------------------------------
Net proceeds from
  issuance of
  preferred stock
  at $63.08 per
  share                      79,800   $ 5,034,000                $                             $                          $
Net proceeds from
  issuance of
  warrants at $1.29
  per share
Conversion of
  Preferred Stock
  to Class A                (10,891)     (687,000)     712,663
Net proceeds from
  issuance of
  common stock at
  $0.69 per share                                    1,252,160
Net proceeds from
  issuance of
  warrants at $1.43
  per share
Amortization of
  discount on
  Preferred Stock                         278,000
Amortization of
  warrants attached
  to common stock
Unrealized gain on
  investments
Net loss
                        ------------------------------------------------------------------------------------------------------------
Comprehensive loss
                        ------------------------------------------------------------------------------------------------------------
Balance at
   December 31, 2000         68,909     4,625,000    8,964,499         1,000       1,900,324                   4,000,000
Net proceeds from
  issuance of
  preferred stock
  at $84.54 per
  share                      11,285       978,000
Net proceeds from
  issuance of
  warrants at $.06
  per share
Conversion of
  Preferred Stock
  to Class A                (33,546)   (2,167,000)  16,112,563        16,000
Net proceeds from
  issuance of
  common stock at
  $0.17 per share                                    5,300,701         5,000
Net proceeds from
  issuance of
  warrants at $.07
  per share
Amortization of
  discount on
  Preferred Stock                         179,000
Amortization of
  warrants attached
  to common stock
Issuance of
  warrants attached
  to debentures at
  $.11 per share
Beneficial
  conversion
  feature related
  to debentures
Conversion of
  Convertible
  Debentures to
  Class A                                           14,961,087        15,000
Unrealized loss on
  investments
Net loss
                        ------------------------------------------------------------------------------------------------------------
Comprehensive loss
                        ------------------------------------------------------------------------------------------------------------
Balance at
December 31, 2001            46,648   $ 3,615,000   45,338,850   $    37,000       1,900,324   $                  4,000,000  $
                        ------------------------------------------------------------------------------------------------------------
Conversion of
  Preferred Stock
  to Class A                 (4,277)     (305,000)   2,834,541         3,000
Net proceeds from
  issuance of
  warrants at $.11
  per share

                        ------------------------------------------------------------------------------------------------------------

                        ------------------------------------------------------------------------------------------------------------
                                Class E-2
                        ------------------------------------------------------------------------------------------------------------
                           Shares        Amount     Warrants       Warrants       warrants       warrants     paid-in capital
                        ------------------------------------------------------------------------------------------------------------
Net proceeds from
  issuance of
  preferred stock
  at $63.08 per
  share                               $            $             $              $             $                 $   342,000
Net proceeds from
  issuance of
  warrants at $1.29
  per share                                          2,217,000
Conversion of
  Preferred Stock
  to Class A                                                                                                        687,000
Net proceeds from
  issuance of
  common stock at
  $0.69 per share                                                                                                   863,000
Net proceeds from
  issuance of
  warrants at $1.43
  per share                                            358,000
Amortization of
  discount on
  Preferred Stock
Amortization of
  warrants attached
  to common stock                                                                                                    45,000
Unrealized gain on
  investments
Net loss
                        ------------------------------------------------------------------------------------------------------------
Comprehensive loss
                        ------------------------------------------------------------------------------------------------------------
Balance at
   December 31, 2000      4,000,000                  2,575,000       473,000      11,290,000      4,632,000      40,549,000
Net proceeds from
  issuance of
  preferred stock
  at $84.54 per
  share                                                                                                             170,000
Net proceeds from
  issuance of
  warrants at $.06
  per share                                             60,000
Conversion of
  Preferred Stock
  to Class A                                                                                                      2,318,000
Net proceeds from
  issuance of
  common stock at
  $0.17 per share                                                                                                 1,237,000
Net proceeds from
  issuance of
  warrants at $.07
  per share                                            274,000
Amortization of
  discount on
  Preferred Stock
Amortization of
  warrants attached
  to common stock                                                                                                   119,000
Issuance of
  warrants attached
  to debentures at
  $.11 per share                                     3,443,000
Beneficial
  conversion
  feature related
  to debentures                                                                                                   9,674,000
Conversion of
  Convertible
  Debentures to
  Class A                                                                                                         1,564,000
Unrealized loss on
  investments
Net loss
                        ------------------------------------------------------------------------------------------------------------
Comprehensive loss
                        ------------------------------------------------------------------------------------------------------------
Balance at
December 31, 2001         4,000,000                $ 6,352,000   $   473,000    $ 11,290,000  $   4,632,000     $55,631,000
                        ------------------------------------------------------------------------------------------------------------
Conversion of
  Preferred Stock
  to Class A                                                                                                        411,000
Net proceeds from
  issuance of
  warrants at $.11
  per share                                             11,000                                                       22,000

                        ---------------------------------------------------------------

                        ---------------------------------------------------------------

                        ---------------------------------------------------------------
                                                 Deficit accumulated
                          Accumulated other          during the
                          comprehensive loss      development stage          Total
                        ---------------------------------------------------------------
Net proceeds from
  issuance of
  preferred stock
  at $63.08 per
  share                     $                      $     (342,000)       $   5,034,000
Net proceeds from
  issuance of
  warrants at $1.29
  per share                                                                  2,217,000
Conversion of
  Preferred Stock
  to Class A                                                                         -
Net proceeds from
  issuance of
  common stock at
  $0.69 per share                                                              863,000
Net proceeds from
  issuance of
  warrants at $1.43
  per share                                                                    358,000
Amortization of
  discount on
  Preferred Stock                                        (278,000)                   -
Amortization of
  warrants attached
  to common stock                                         (45,000)                   -
Unrealized gain on
  investments                      32,000                                       32,000
Net loss                                              (10,715,000)         (10,715,000)
                        ---------------------------------------------------------------
Comprehensive loss                                                         (10,683,000)
                        ---------------------------------------------------------------
Balance at
   December 31, 2000                                  (64,752,000)            (607,000)
Net proceeds from
  issuance of
  preferred stock
  at $84.54 per
  share                                                  (194,000)             954,000
Net proceeds from
  issuance of
  warrants at $.06
  per share                                                                     60,000
Conversion of
  Preferred Stock
  to Class A                                             (183,000)             (16,000)
Net proceeds from
  issuance of
  common stock at
  $0.17 per share                                                            1,242,000
Net proceeds from
  issuance of
  warrants at $.07
  per share                                                                    274,000
Amortization of
  discount on
  Preferred Stock                                        (163,000)              16,000
Amortization of
  warrants attached
  to common stock                                        (119,000)
Issuance of
  warrants attached
  to debentures at
  $.11 per share                                                             3,443,000
Beneficial
  conversion
  feature related
  to debentures                                                              9,674,000
Conversion of
  Convertible
  Debentures to
  Class A                                                                    1,579,000
Unrealized loss on
  investments                     (29,000)                                     (29,000)
Net loss                                              (21,164,000)         (21,164,000)
                        ---------------------------------------------------------------
Comprehensive loss                                                       $ (21,193,000)
                        ---------------------------------------------------------------
Balance at
December 31, 2001           $     (29,000)         $  (86,575,000)       $  (4,574,000)
                        ---------------------------------------------------------------
Conversion of
  Preferred Stock
  to Class A                                             (145,000)             (36,000)
Net proceeds from
  issuance of
  warrants at $.11
  per share                                                                     33,000

Amortization of                          36,000
  discount on
  Preferred Stock
Amortization of
  warrants attached
  to common stock
Issuance of
  warrants attached                                                                                               2,712,000
  to debentures at
  $.17 per share
Beneficial
  conversion
  feature related
  to debentures
Conversion of
  Convertible
  Debentures to
  Class A                                         7,140,118    7,000
Unrealized gain on
  investments
Net loss
                              ------------------------------------------------------------------------------------------------------
Comprehensive loss
                              ------------------------------------------------------------------------------------------------------
Balance at March              42,371 $3,346,000  55,313,509  $47,000  1,900,324 $-   4,000,000   $-   $4,000,000 $9,075,000 $473,000
31, 2002
                              ======================================================================================================


Amortization of                                                                                 36,000
  discount on
  Preferred Stock
Amortization of                                         30,000                  (30,000)
  warrants attached
  to common stock
Issuance of
  warrants attached                                                                          2,712,000
  to debentures at
  $.17 per share
Beneficial
  conversion                                         4,373,000                               4,373,000
  feature related
  to debentures
Conversion of
  Convertible                                          275,000                                 282,000
  Debentures to
  Class A
Unrealized gain on
  investments                                                       2,000                        2,000
Net loss                                                                     (5,674,000)    (5,674,000)
                              -------------------------------------------------------------------------
Comprehensive loss                                                                          (5,672,000)
                              -------------------------------------------------------------------------
Balance at March              $11,290,00 $4,632,000 $60,742,000 $ (27,000) $(92,424,000)   $(2,846,000)
31, 2002
                              =========================================================================

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                              PERIOD FROM
                                                                                                              JANUARY 26
                                                                                                                 1990
                                                                                                             (INCEPTION)
                                                                                QUARTER ENDING MARCH 31,     TO MARCH 31,
                                                                              ----------------------------
                                                                                   2001            2002            2002
                                                                              --------------------------------------------
  OPERATING ACTIVITIES:
     Net loss                                                                 $ (4,674,000)   $ (5,674,000)  $ (87,965,000)
     Adjustments to reconcile net loss to net cash used in operating activities:
      Noncash stock compensation expense                                                 -         716,000       1,923,000
      Noncash professional service expense                                               -              --         344,000
      Noncash interest expense                                                           -              --         547,000
      Amortization of discount on convertible debentures                         1,695,000         935,000       3,093,000
      Amortization of debt issue costs                                                   -          94,000         167,000
      Cost of in-process research and development acquired                               -              --         761,000
      Imputed interest on advances from stockholder                                      -              --         810,000
      Interest income from restricted cash invested                                      -              --        (474,000)
      Extraordinary loss on retirement of bridge notes                                   -              --         942,000
      Depreciation and amortization                                                350,000         291,000       6,756,000
      Loss on disposal of assets                                                         -              --       3,560,000
      Realized loss on sale of investments                                               -              --          66,000
      Changes in operating assets and liabilities:
         Decrease (increase) in prepaid expenses and other current assets          (39,000)         (7,000)         99,000
         Increase in other assets                                                 (109,000)             --        (315,000)
         Increase in accounts payable                                              493,000         328,000       1,027,000
         Increase (decrease) in accrued liabilities                               (281,000)        520,000       3,641,000
         Increase in deferred revenue                                              296,000              --       1,605,000
                                                                              --------------------------------------------
  Net cash used in operating activities                                         (2,269,000)     (2,797,000)    (63,413,000)

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in construction in progress                                                -              --        (446,000)
     Proceeds from insurance claims upon loss of aircraft                                -              --          30,000
     Proceeds from sales of assets                                                       -              --       9,803,000
     Capital expenditures                                                         (274,000)         (2,000)     (8,203,000)
     Deposit on acquisition of assets                                                   --      (3,658,000)     (3,658,000)
     Purchase of certificate of deposit                                                  -              --      (1,061,000)
     Proceeds from redemption of certificate of deposit                                  -              --       1,061,000
     Purchase of investments                                                             -              --     (39,227,000)
     Proceeds from maturities of investments in bonds                                    -              --       1,481,000
     Proceeds from sale of investments                                                   -       1,924,000      37,680,000
     Restricted cash from long-term debt                                                 -              --      (8,095,000)
     Increase in restricted cash                                                         -              --        (436,000)
                                                                              --------------------------------------------
  Net cash used in investing activities                                           (274,000)     (1,736,000)    (11,071,000)
                                                                              --------------------------------------------
  FINANCING ACTIVITIES:
     Adjustment to net proceeds from initial public offering and exercise of
      over allotment option                                                              -              --         (78,000)
     Proceeds from long-term debt                                                        -              --       8,500,000
     Restricted cash collateral for long-term debt                                       -              --      (8,500,000)
     Proceeds from issuance of convertible preferred stock                         300,000              --       5,988,000
     Proceeds from issuance of convertible debentures                            4,069,000       4,225,000      14,023,000
     Proceeds from issuance of warrants                                                  -       2,724,000       8,718,000
     Advances from stockholder                                                           -              --      10,728,000
     Proceeds from issuance of common stock                                      1,459,000              --       9,619,000
     Net proceeds from initial public offering and exercise of
     over-allotment option                                                               -              --      30,411,000
     Net proceeds from bridge financing                                                  -              --       7,295,000
     Net proceeds from loans from officers                                               -              --         336,000
     Payments on capital lease obligations                                        (255,000)        (35,000)       (969,000)
     Payments on promissory notes                                                        -        (242,000)       (667,000)
     Repayment of bridge financing                                                       -              --      (8,100,000)
                                                                              --------------------------------------------
  Net cash provided by financing activities                                      5,573,000       6,672,000      77,304,000
                                                                              --------------------------------------------
  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           3,030,000       2,139,000       2,820,000
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  13,000         681,000              --
                                                                              --------------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  3,043,000    $  2,820,000   $   2,820,000
                                                                              ============================================

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

                                                                                                                 PERIOD FROM
                                                                                                                 JANUARY 26
                                                                                                                    1990
                                                                                                                (INCEPTION)
                                                                                    QUARTER ENDING MARCH 31,    TO MARCH 31,
                                                                                 -------------------------------------------
                                                                                      2001            2002            2002
                                                                                 -------------------------------------------
  SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                                         $  268,000    $  1,388,000    $   5,810,000
  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Stockholder advances converted to common stock                                                            $  10,728,000
     Loans from officer converted to common stock                                                              $      36,000
     Common stock issued for noncash consideration and compensation                                            $   1,507,000
     Liabilities assumed from ASI                                                                              $     400,000
     Common stock issued for in-process research and development acquired                                      $     361,000
     Assets acquired with a note                                                               $  4,500,000    $   5,314,000
     Assets acquired under capital leases                                                                      $  13,527,000
     Deposit surrendered as payment for rents due                                                              $      80,000
     Construction in progress acquired with restricted cash                                                    $   8,578,000

                    ADVANCED AERODYNAMICS & STRUCTURES, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements
                                   (unaudited)

1. GENERAL

     In the opinion of the Company's management, the accompanying unaudited financial statements include all adjustments (which include only normal recurring adjustments, except for accruals described in Note 7) necessary for a fair presentation of the financial position of the Company at March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and March 31, 2001, respectively, and for the period from January 26, 1990 (inception) to March 31, 2002. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for any other interim period or the full year.

     The financial information in this quarterly report should be read in conjunction with the audited December 31, 2001 financial statements and notes thereto included in the Company's annual report filed on Form 10-KSB.

     The Company is a development stage enterprise organized in 1990 to design, develop, manufacture and market general aviation aircraft. At the end of 2001, the Company recognized that a unique opportunity exists in the general aviation industry today. The Company believes that an opportunity has been created for the formation of a new general aviation company whose products offer an alternative to business travel by airline for executives of small- to medium-sized businesses and high net worth individuals as a result of the concurrence of the following: (1) reduction of product-liability exposure as a consequence of the passage of General Aviation Revitalization Act of 1994, (2) the availability of several top of the line general aviation product lines as a result of the recent recession and changes in strategic direction by several general aviation aircraft manufacturers, and (3) deteriorating comfort and convenience of airline travel.

     The Company has hired a management team with significant experience in turning around general aviation manufacturing companies in order to take advantage of current opportunities. The new management team has already taken the first step in our strategy by acquiring the assets of Mooney Aircraft Corporation ("Mooney"). On February 6, 2002 the U.S. Bankruptcy Court in San Antonio, Texas, approved an operating agreement, which allows the Company to manage Mooney while a plan of reorganization was prepared for approval. Mooney has operated under the protection of Chapter 11 bankruptcy since July 2001.

     On February 8, 2002, the Company purchased Congress Financial Corporation's position (the "Congress Position") as senior secured creditor for Mooney. Under the terms of the Assignment and Assumption Agreement, the purchase price paid by the Company in connection with the acquisition of the Congress Position was $8,000,000 with $3,500,000 paid in cash and $4,500,000 payable in secured notes. Each note is secured by substantially all the assets acquired from Congress Corporation. As additional security for the Company's compliance with the fulfillment of its obligations pursuant to the Assignment and Assumption Agreement and the acquisition notes, the Company delivered to Congress Corporation a Limited Recourse Secured Promissory Note for $5,700,000. This note is a contingent note, payable only in the event that the Company defaults under the terms of the original acquisition notes. In addition, during the quarter ended March 31, 2002, the Company has forwarded cash to Mooney of $158,000 to fund its current operations.

     On March 18, 2002, the bankruptcy courts approved the sale of Mooney's assets to the Company, which was completed on April 24, 2002. Mooney produces top of the line, single engine piston airplanes including the Eagle, the Ovation2, and the Bravo, which are the performance leaders in the four-passenger single engine aircraft market. For over 50 years, the Company has produced high performance piston aircraft, which are considered by many to be the "best of breed" in the owner-flown aircraft market. There are more than 10,000 Mooney aircraft in operation around the world.

     Mooney aircraft's assets will be held by a newly formed wholly owned subsidiary, Mooney Airplane Company, Inc. (MAC). The Company will be formally changing its named to Mooney Aerospace Group, Ltd. The accompanying consolidated financial statements are inclusive of the Company and MAC, however, at March 31, 2002 and for the three months then ended, there were no accounts or activity under MAC.

     The Company plans to pursue the acquisition of other complementary general aviation product lines and development programs as they become available. The new management team has suspended significant spending on the Jetcruzer, and will review how best to capitalize on the completed development work.

2. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

     The Company has adopted the provisions of SFAS No.141 and SFAS No. 142 on January 1, 2002. The adoption did not have an effect on the earnings and financial position of the Company as of and for the three months ended March 31, 2002. The Company has not yet determined what the effect of the adoption of these pronouncements related to the acquisition of Mooney on April 24, 2002 will be on the earnings and financial position of the Company.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121. Accounting for the Impairment of Long-Lived Assets an for Long-Lived Assets to be Disposed Of. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS No. 144 retains certain fundamental provisions of SFAS No. 121 including recognition and measurement of the impairment of long-lived assets to be held and used; and measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144 on January 1, 2002. The adoption did not have an effect on the earnings and financial position of the Company as of and for the three months ended March 31, 2002.

3. NET LOSS PER COMMON SHARE

     The Company's net loss per common share was computed based on the weighted average number of shares of common stock outstanding during the three month periods ended March 31, 2002 and 2001 and excludes all outstanding shares of Class E-1 and Class E-2 Common Stock because the conditions for the lapse of restrictions on such shares have not been satisfied. There is no difference between the loss per common share amounts computed for basic and dilutive purposes because the impact of convertible preferred stock, options and warrants outstanding are anti-dilutive.

4. NOTES PAYABLE

     As discussed in Note 1, on February 8, 2002 the Company entered into an agreement with Congress Financial to acquire their position as a senior secured creditor of Mooney for $8,000,000. Of this amount, $3,500,000 of the purchase price was paid in cash, and $4,500,000 was paid in secured notes with the following terms: (1) a Secured Promissory Note for $500,000, with an interest rate of 2% percent per annum in excess of the prime rate, interest payments being due the first day of each month starting with February 1, 2002 and the full amount of $500,000 due on July 29, 2002, (2) a Secured Promissory Note for $2,500,000, with an interest rate of 2% percent per annum in excess of the prime rate with principal and interest payments of $208,333 being due in twelve consecutive calendar quarterly installments commencing April 1, 2002 and, (3) a Secured Promissory Note for $1,500,000, with an interest rate of 2% percent per annum in excess of the prime rate, with interest payments being due on the first business day of each calendar quarter commencing on July 1, 2004 and the principal being due January 29, 2007. These notes are secured by substantially all the assets acquired from Congress.

     As additional security for our compliance with the fulfillment of our obligations to Congress, there is a Limited Recourse Secured Promissory Note for $5,700,000. This note is a contingent note, payable in the event that we default funder the payment terms of the other notes. This note is also secured by substantially all the assets acquired from Congress.

5. CONVERTIBLE DEBENTURES

     On March 27, 2001, the Company obtained new financing of up to $5,000,000, with an availability of up to an additional $3,000,000. The additional amount becomes available after certain criteria have been met, as defined in the agreement. The Company issued $4,100,000 in Secured Convertible Notes ("Notes" or "Debentures") with an interest rate of 5% to accredited investors, as defined by Regulation D issued by the Securities and Exchange Commission under the Securities Act of 1933. On July 25, 2001, the Company issued an additional $1,000,000 in Notes under this agreement. In conjunction with the financing, the Company issued an additional $410,000 in Secured Convertible Notes as finders fees. As part of the agreement the Company also issued warrants to purchase 10,254,000 shares of common stock at an exercise price ranging from approximately $.24 to $.45 per share. The Company filed a proxy statement and Form S-3 Registration Statement as required by the terms of the agreement. There is a mandatory redemption requirement at 125% of the unpaid principal balance and unpaid interest upon the occurrence of default or if we are prohibited from issuing shares of common stock. Additionally, the Company may put the additional notes to the note holders upon meeting certain covenants related to the availability of trading of the stock, trading volume and market price and other milestones.

     The March 27, 2001 Debentures were issued with various stated conversion prices, all of which were below market at the time of issuance. The discount of $3,345,000 which resulted from these transactions, will be amortized over the life of the Debentures. For the three months ended March 31, 2002, $613,000 is being amortized to interest expense, due to the passage of time and conversions into shares of common stock.

     At March 31, 2002, the Company is in default of one of the covenants of the agreement for failure to pay accrued interest within 10 days of March 31, 2002. Due to the default, we are required to accrue interest on the notes at an annual rate of 10%. In accordance with the agreement, the Company has accrued approximately $223,000 in interest due on the Note at March 31, 2002. The Company has not obtained waivers from the note holders waiving their right to call the notes due or the payment of outstanding interest, nor has any note holder the company to elect to redeem their notes. Due to the event of default, the Company has recorded all notes outstanding as a current liability in the balance sheet.

     On June 27, 2001, the Company obtained new financing of $1,000,000, which is separate from that of March 27, 2001, described above. The Company issued $1,000,000 in a Convertible Note ("Note" or "Debenture") with an interest rate of 5% to an accredited investor, as defined by Regulation D issued by the Securities and Exchange Commission under the Securities Act of 1933. As part of the agreement, the Company issued warrants to purchase 2,646,000 shares of common stock at a purchase price of $.22 per share. There is a mandatory redemption requirement at 125% of the unpaid principal balance and unpaid interest upon the occurrence of default or if the Company is prohibited from issuing shares of common stock. The Company did not register the shares issuable upon conversion within 30 days of the closing date which is a non-registration event pursuant to Section 10.4 of the Subscription Agreement. In accordance with this section, the Company has accrued $134,000 representing liquidation damages due to the note holder as a result of the non-registration event. Such damages are calculated at an amount equal to 1% of the principal amount issued per 30 days or part thereof, and 2% for each 30 days or part thereof, during the pendency of the non-registration event.

     The June 27, 2001 debenture was issued with various stated conversion prices, which resulted in a beneficial conversion feature since the effective conversion price was below market at the time of the issuance. The discount of $351,000 which resulted from this transaction, will be amortized over the life of the debenture. During the three months ended March 31, 2002 approximately $26,000 was amortized to interest expense. No notes issued under this agreement were converted as of March 31, 2002.

     At March 31, 2002, the Company was in default of one of the covenants of the June 27, 2001 agreement for failure to pay accrued interest when due. Due to the default, the Company is required to accrue the interest due at 10%. In accordance with the agreement, the Company has accrued approximately $76,000 in interest due on the notes at March 31, 2002. The Company has not obtained a waiver from the note holder waiving its right to call the notes due or the payment of the outstanding interest, nor has the note holder elected to redeem its notes outstanding according to the terms of the Subscription Agreement. Due to the event of default, the Company has recorded this note outstanding as a current liability in the balance sheet.

     On October 26, 2001, the Company obtained a new financing of up to $10,000,000 with an availability of up to an additional $3,000,000, as part of a private placement offering, which is separate from that of March 27, 2001 and June 27, 2001. The Company issued $7,750,000 in Secured Convertible Notes ("Notes" or "Debentures") with an interest rate of 8% to accredited investors, as defined by Regulation D issued by the Securities and Exchange Commission under the Securities Act of 1933. In conjunction with the financing, the Company issued an additional $667,000 in Secured Convertible Notes as finders fees. As part of the agreement, the Company issued warrants to purchase 17,714,000 shares of Common Stock. Half of the warrants may be exercised at a purchase price of $.25 per share. The remaining 50% may be exercised at $.30 per share. There is a mandatory redemption requirement at 125% of the unpaid principal balance and unpaid interest upon the occurrence of default or if the Company is prohibited from issuing shares of common stock. The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to Section 10.4 of the Subscription Agreement. In accordance with this section, the Company has accrued $449,000 representing liquidation damages due to the note holders as a result of the non-registration event. Such damages are calculated at an amount equal to 1% of the principal amount issued per 30 days, for the first 30 days or part thereof, and 2% for each 30 days or part thereof, during the pendency of the non-registration event. The Company has recorded the debentures as a current liability.

     In conjunction with the October 26, 2001 private placement, the Company entered into a Put Agreement with a group of its investors who hold convertible notes and Preferred Stock. Under the Put Agreement, the Company may sell up to an additional $5,000,000 in convertible notes and warrants. The Company's right to exercise this option expires October 25, 2002. No options have been exercised as of March 31, 2002.

     The October 26, 2001 Debentures were issued with various stated conversion prices, which resulted in a beneficial conversion feature since the conversion price was below market at the time of issuance. The discount of $5,936,000, which resulted from this transaction, will be amortized over the life of the debentures. For the three month period ended March 31, 2002, approximately $282,000 was amortized to interest expense due to the passage of time. No notes issued under this agreement were converted during the three month period March 31, 2002.

     At March 31, 2002, the Company was in default of one of the covenants of the October 26, 2001 agreement for failure to pay accrued interest when due. Due to the default, the Company is required to accrue interest due at 10%. In accordance with the agreement, the Company has accrued approximately $360,000 in interest due the note holders at March 31, 2002. The Company has not obtained a waiver from the note holder, waiving their right to call the notes due or the payment of the outstanding interest, nor have the note holders, elected to redeem their notes outstanding according to the terms of the Subscription Agreement. Due to the event of default, the Company has recorded this note outstanding as a current liability in the balance sheet.

     On February 27, 2002, the Company completed three financing transactions for total proceeds of $5,734,000 and incurred financing costs of $184,000. The net proceeds of these transactions were used to make the cash payment to Congress described in Note 1 and to fund current operations. In the first of the three financing transactions, the Company issued $2,250,000 in 8% Secured Convertible Notes under the October 26, 2001, private placement in which $3,000,000 was available to us for additional financing. In conjunction with the financing, the Company issued an additional $225,000 in Unsecured Convertible Notes as finder's fees. The notes are convertible after 120 days into shares of common stock at a conversion price of $.35 or 70% of the average of the three lowest closing bid prices for our common stock for the thirty days prior to conversion. The maturity date of the notes is October 26, 2006 and interest is due on September 30, 2002 and semi- annually thereafter. Attached to the notes were warrants to purchase 5,143,000 shares of common stock. The first 50% of the warrants may be exercised after 45 days at a price of $.25 per share and the remaining 50% may be exercised at $.30 per share. The warrants may be exercised under the same terms as the warrants issued in conjunction with the October 26, 2001, private placement.

     In the second of the three financing transactions, the Company issued $1,329,000 in 8% Unsecured Convertible Notes as part of the October 26, 2001 Put Agreement in which there is an option to sell up to an additional $5,000,000 in convertible notes. In conjunction with the financing, the Company issued an additional $133,000 in Unsecured Convertible Notes as finder's fees. The notes are convertible after 120 days into shares of common stock under the same terms as the October 26, 2001 private placement, except that there is no security involved. The maturity date of the notes is October 26, 2006. Attached to the notes were warrants to purchase 3,037,000 shares of common stock. The warrants may be exercised under the same terms as the warrants issued in conjunction with the October 26, 2001, private placement.

     In the third of the three financing transactions, the Company issued $2,155,000 in 8% Unsecured Convertible Notes as part of a new private placement dated January 30, 2002. In conjunction with the financing, the Company issued an additional $117,000 in Unsecured Convertible Notes as finders fees. The notes are convertible after 120 days into shares of common stock under the same terms as the October 26, 2001 private placement. The maturity date of the notes is October 26, 2006. Attached to the Notes were warrants to purchase 4,926,000 shares of Class A Common Stock. The warrants may be exercised under the same terms as the warrants issued in conjunction with the October 26, 2001 private placement.

     The February 27, 2002 debentures were issued with various stated conversion prices, which resulted in a beneficial conversion feature since the conversion price was below market at the time of issuance. The resulting discount of $3,385,000 is being amortized over the life of the debentures. As of March 31, 2002, approximately $124,000 was amortized to interest expenses due to the passage of time. No notes issued under this agreement were converted during the three months ended March 31, 2002.

     Additionally, on March 26, 2002, the Company issued $1,450,000 in 8% Unsecured Convertible Notes that was part of the new private placement dated January 30, 2002. In conjunction with the closing, the Company issued an additional $145,000 in Unsecured Convertible Notes as finder's fees. The notes are convertible after 120 days into shares of common stock under the same terms as the October 26, 2001 private placement. The maturity date of the notes is October 26, 2006 with interest being due on September 30, 2002 and semi-annually thereafter. Attached to the notes were warrants to purchase 3,314,000 shares of Class A Common Stock. The warrants may be exercised under the same terms as the warrants issued in conjunction with the October 26, 2001 private placement.

     The March 26, 2002 debentures were issued with stated conversion prices, which resulted in a beneficial conversion feature since the conversion price was below market at the time of issuance. The resulting discount of $988,000 are being amortized over the life of the debentures. As of March 31, 2002, approximately $3,000 amortized to interest expense due the passage of time. No notes issued under this agreement were converted during the three months ended March 31, 2002.

     As of March 31, 2002, various note holders converted a total of $ 3,217,000 of Convertible Debentures into 22,101,119 shares of Class A Common Stock.

6. STOCKHOLDERS' EQUITY

Preferred Stock

     Through March 31, 2002, the Company has issued 91,085 shares and received $8,265,000 (net on $843,000 in commissions and legal fees) related to a preferred stock agreement to issue up to 100,000 shares of 5% Cumulative Convertible Series A Preferred Stock ("Preferred Stock") with a stated value of $100 per share and Common Stock Purchase Warrants to purchase Class A Common Stock, for the aggregated purchase price of $10 million. The Company has outstanding 42,371 shares of Preferred Stock with a stated value of $4,237,100 and detachable warrants to purchase 1,082,000 shares of common stock. No Preferred Stock was issued during the three months ended March 31, 2002. The remaining $891,500 in Preferred Stock funding will not occur until certain criteria have been met.

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

     The Preferred Stock was issued with various conversion prices. This resulted in a beneficial conversion feature since the effective conversion price was below market at the time of the issuance. The discount on the Preferred Stock of $536,000 was immediately recorded to Accumulated Deficit, as the preferred Stockholders were able to convert to common stock immediately upon issuance of the Preferred Stock. Of the total amount amortized at March 31, 2002, $36,000 was amortized in the three month period ended March 31, 2002.

     Holders of the Preferred Stock are entitled to receive cash dividends, payable quarterly and have preferential liquidation rights above all other issuances of common stock for an amount equal to the stated value. The Preferred Stock and unpaid dividends are convertible into shares of common stock equal to an amount determined by the market value of the common share at the date of close, adjusted for changes in the market price prior to the conversion. Preferred stockholder's do not have voting rights. As of March 31, 2002, the Company had dividends in arrears for the Preferred Stock totaling $ 28,606 or $ 8.60 per share.

     For the three-month period ended March 31, 2002, various preferred stockholders had converted a total of 4,277 shares plus dividends in arrears into 2,835,000 shares of Class A Common Stock. No warrants have been exercised as of March 31, 2002.

Equity Line of Credit

     On August 15, 2000, we signed a Private Equity Line of Credit Agreement ("Equity Line") to sell up to $20,000,000 of Common stock over the course of two years. This Equity Line enables us to request, at the Company's sole discretion, that the investors purchase certain amounts of shares every 15 days at a price equal to 92% or 93% of the market price. Each request will be for a minimum of $200,000 and subject to a maximum of $1,500,000. Additional drawings on this Equity Line are dependent upon stock market conditions. As of December 31, 2001, the Company had 5,707,000 shares outstanding under the Equity Agreements with a total net proceeds of $2,393,000. No shares under the equity line were sold during the three-month period ended March 31, 2002.

     In connection with the Equity Line transactions, warrants to purchase 4,269,000 shares of common stock over the next three years, at a stock price as defined in each agreement, were issued. The fair value related to these warrants of $632,000 has been included in stockholders' deficiency and no warrants have been exercised as of March 31, 2002. The fair value of these warrants was estimated on the date of issuance using a Black-Scholes pricing model with the following weighted average assumptions:

  Transaction      Exercise    Risk-Free    Dividend    Volatility    Expected
      Date          Price      Interest      Yield        Factor        Life
  -----------     ----------   ---------    --------    ----------    --------
August 15, 2000     $3.15        6.12%         0%          .855           3
May 1, 2001       $.32-$1.20     4.68%         0%          .915           3

7. EXECUTIVE COMPENSATION EXPENSES

     The Company's former President and Chief Executive Officer, Dr. Carl Chen, resigned effective January 8, 2002. He will remain available as needed for consulting with the Company on a mutually agreed upon basis. The Company has agreed to pay Dr. Chen severance of $300,000 over the next two years. Additionally, he will receive two million in warrants at an exercise price of $.25. At March 31, 2002, $100,000 of the cash severance has been paid. At that date, the Company has accrued compensation expense of $520,000, representing the remaining $200,000 cash payment plus the estimated fair value of the warrants to be issued.

     Additionally, the Company is executing three-year employment agreements with four executives dated January 8, 2002. On a ratable basis over the three-year period, the executives will vest a total of 12% ownership in the Company. At March 31, 2002, the Company has accrued $196,000 in compensation expense representing the estimated fair market value of the vested ownership at the date.

8. SUBSEQUENT EVENTS

     On April 11, 2002, the Company issued $950,000 in 8% Unsecured Convertible Notes in a subsequent closing that was part of the private placement dated January 30, 2002. The notes are convertible after 120 days into shares of common stock under the same terms as the October 26, 2001 private placement. The maturity date of the notes is October 26, 2006. Attached to the notes were warrants to purchase 1,900,000 shares of our common stock. The warrants may be exercised under the same terms as the warrants issued in conjunction with the October 26, 2001, private placement.

     As described in Note 1, the Company acquired substantially all of the assets of Mooney Aircraft Corporation on April 24, 2002 pursuant to an order of the U.S. Bankruptcy Court in San Antonio, Texas, signed on March 18, 2002, which approved the sale.

ITEM 2. PLAN OF OPERATIONS

     Certain statements contained in this report, including statements concerning our future cash and financing requirements, our ability to raise additional capital, our ability to obtain market acceptance of its aircraft, our ability to obtain regulatory approval for its aircraft, and the competitive market for sales of small business aircraft and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those set forth in this report, our Annual Report on Form 10-KSB and other reports and document that we file with the Securities and Exchange Commission, all of which may be retrieved at www.sec.gov. -----------

GENERAL

     On February 8, 2002, we announced we had purchased Congress Financial Corporation's ("Congress") position as senior secured creditor for Mooney Aircraft Corporation of Kerrville, Texas ("Mooney"). On February 6th, the U.S. Bankruptcy Court in San Antonio, Texas, approved an operating agreement which allowed us to manage Mooney until a plan of reorganization was approved. The Bankruptcy Court approved the sale of substantially all of the Mooney assets to us on March 18, 2002 and on April 24, 2002 we completed the Mooney asset acquisition.

     Mooney Aircraft Corporation was the world's leading supplier of high performance single engine general aviation aircraft primarily serving business and owner-flown markets. Mooney produced over 10,000 aircraft since its founding in 1947, and presently has over 8,000 aircraft in operation in the US alone. We have acquired substantially all of Mooney's assets and intend to return to full production of the Mooney aircraft line. Mooney aircraft's assets are held by our wholly-owned subsidiary named Mooney Airplane Company, Inc. We will be formally changing our name to Mooney Aerospace Group, Ltd.

         We believe the acquisition of Mooney's assets is the first step in our strategy to become a leading supplier of piston, turboprop and light jet aircraft for the business and owner-flown general aviation markets. It is our intention to accomplish this objective through both the acquisition of existing high quality general aviation product lines and the development of revolutionary new aircraft models. Our goals are to create a dynamic new general aviation company, return Mooney to full production and create substantial potential for earnings growth for the Company and its shareholders.

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

         We have entered into three-year employment agreements with Roy Norris, Chairman/CEO; Peter Larson, Executive Vice President/Chief Financial Officer; Dale Ruhmel, Executive Vice President of Engineering and Operations and J. Nelson Happy, Executive Vice-President and General Counsel on similar terms.
The majority of their compensation was designed to reward performance. Over the three year period they will vest in ownership of five percent, three percent, one percent and three respectively, of the outstanding shares of the Company and all receive annual salaries of $200,000 plus reimbursement of expenses.

         We have not generated any operating revenues to date and have incurred losses from our operating activities including program development costs of $1,661,000 during the three-month period ended March 31, 2002. We believe we will continue to experience losses until such time as we attain a sales level of our aircraft on a commercial scale.

          Our current cash balance, including the additional funding obtained subsequent to March 31, 2002 described elsewhere (see "Liquidity and Capital Resources"), has been sufficient to finance our plan of operations and acquisitions to date. Additional funding will be required and is expected, either through additional stock issuances or debt financing. If sources of financing are unavailable, we will have to curtail our plans and will be unable to pay our obligations to Congress.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, we had working capital of $2,679,000 and stockholders' deficiency of $2,846,000. Since our inception in January 1990, we have experienced continuing negative cash flow from operations, which have resulted in our inability to pay certain existing liabilities in a timely manner. We have financed our operations through private funding of equity and debt and through the proceeds generated from our December 1996 initial public offering.

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

     At March 31, 2002, we were in default on one of the covenants in each of the above agreements for failure to pay accrued interest on the notes when due. Due to the default, we are required to accrue the interest due at 10%. In accordance with the agreement, we have accrued approximately $223,000 in interest due these note holders at March 31, 2002. We have not obtained waivers from the note holders waiving their right to call the notes due or the payment of outstanding interest, nor has any note holder elected to redeem their notes outstanding according to the terms of the Subscription Agreement. Due to the event of default, we have recorded all notes outstanding as a current liability in the balance sheet.

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

         We did not register the shares issuable upon conversion within 30 days of the closing date of the June 27, 2001, financing, or within 60 days of the October which is a non-registration event pursuant to the Subscription Agreement. In accordance with the terms of the Subscription Agreement, we have accrued $134,000 representing liquidation damages due to the note holder as a result of the non-registration event. Such damages are calculated at an amount equal to 1% of the principal amount issued per 30 days or part thereof, and 2% for each 30 days or part thereof, during the pendency of the non-registration event.

         On February 27, 2002, we completed three financing transactions for total proceeds of $5,734,000 and incurred financing costs of $184,000. The net proceeds for these transactions were used to make the cash payment to Congress described below and to fund current operations. In the first of the three financing transactions we issued $2,250,000 in 8% Secured Convertible Notes under the October 26, 2001, private placement in which $3,000,000 was available to us for additional financing. The notes are convertible after 120 days into shares of common stock at a conversion price of $.35 or 70% of the average of the three lowest closing bid prices for our common stock for the thirty days prior to conversion. The maturity date of the notes is October 26, 2006. Attached to the notes were warrants to purchase 5,143,000 shares of our common stock. The first 50% of the warrants may be exercised after 45 days at a price of $.25 and the remaining 50% may be exercised at $.30. The expiration date of the warrants is January 30, 2007.

         In the second of the three financing transactions, we issued $1,329,000 in 8% Unsecured Convertible Notes as part of the October 26, 2001 Put Agreement in which we had the option to sell up to an additional $5,000,000 in convertible notes. The notes are convertible after 120 days into shares of common stock under the same terms as the October 26, 2001 private placement, except that there is no security involved. The maturity dates of the notes is October 26, 2006. Attached to the Notes were warrants to purchase 3,037,000 shares of our common stock. The warrants may be exercised under the same terms as the warrants issued in conjunction with the October 26, 2001, private placement.

         In the third of the three financing transactions, we issued $2,155,000 in 8% Unsecured Convertible Notes as part of a new private placement dated January 30, 2002. The notes are convertible after 120 days into shares of common stock under the same terms as the October 26, 2001 private placement. The maturity date of the notes is October 26, 2006. Attached to the notes were warrants to purchase 4,926,000 shares of our Class A Common Stock. The warrants may be exercised under the same terms as the warrants issued in conjunction with the October 26, 2001 private placement.

         On March 26, 2002, we issued $1,450,000 in 8% Unsecured Convertible Notes in a subsequent closing that was part of the new private placement dated January 30, 2002. The notes are convertible after 120 days into shares of common stock under the same terms as the October 26, 2001 private placement. The maturity date of the notes is October 26, 2006. Attached to the notes were warrants to purchase 3,314,000 shares of our Class A Common Stock. The warrants may be exercised under the same terms as the warrants issued in conjunction with the October 26, 2001 private placement.

         On April 11, 2002, we issued $950,000 in 8% Unsecured Convertible Notes in a subsequent closing that was part of the private placement dated January 30, 2002. The notes are convertible after 120 days into shares of common stock under the same terms as the October 26, 2001 private placement. The maturity date of the notes is October 26, 2006. Attached to the Notes were warrants to purchase 1,900,000 shares of common stock. The warrants may be exercised under the same terms as the warrants issued in conjunction with the October 26, 2001, private placement.

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

         While there is no assurance that additional financing will be available, we believe that we have developed a financial plan that, if executed successfully, will substantially improve our ability to meet our working capital requirements. Our current cash balance including the additional funding obtained subsequent to March 31, 2002 described above has been sufficient to finance our plan of operations and acquisitions to date. Additional funding will be required and is expected, either through additional stock issuances or debt financing. If sources of financing are unavailable, we will have to curtail our plans and will be unable to pay our obligations to Congress.

CRITICAL ACCOUNTING POLICIES

         The Plan of Operations discusses our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to investments, long-lived assets, deferred tax assets, other liabilities and revenue recognition. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our financial statements see our December 31, 2001 Form 10-KSB.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.1  Roy Norris Employment Agreement
              10.2  Dale Ruhmel Employment Agreement
              10.3  L. Peter Larson Employment Agreement
              10.4  J. Nelson Happy Employment Agreement
              10.5  Exhibit 1 to Employment Agreement

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ADVANCED AERODYNAMICS & STRUCTURES, INC.


                         By:                /s/ Roy H. Norris
                             -------------------------------------------------
                                  Roy H. Norris, President, Chief Executive
                                  Officer, and Chairman of the Board


                         By:               /s/ L. Peter Larson
                             -------------------------------------------------
                                  L. Peter Larson, Chief Financial Officer

Dated: May 20, 2002