Form 10QSB
period 2002-06-30
MOONEY AEROSPACE GROUP LTD
filed 2002-08-19
CIK 1019825

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 000-21749

                             _______________________

                          MOONEY AEROSPACE GROUP, LTD.
               (FORMERLY ADVANCED AERODYNAMICS & STRUCTURES, INC.)
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

                                 Yes [X] No [ ]

         As of August 16, 2002, the issuer had outstanding 38,647 shares of Series A 5% Cumulative Convertible Preferred Stock, 71,675,731 shares of Class A Common Stock, 1,013,572 shares of Class B Common Stock, 4,000,000 shares of Class E-1 Common Stock and 4,000,000 shares of Class E-2 Common Stock.

================================================================================

                          MOONEY AEROSPACE GROUP, LTD.

                                TABLE OF CONTENTS

                                                                            Page

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements                                        3
Item 2.           Plan of Operations                                         22

PART II.          OTHER INFORMATION                                          28

Item 5.           Other Information                                          28

Item 6.           Exhibits and Reports on Form 8-K                           28


                                MOONEY AEROSPACE GROUP, LTD.
                              (A DEVELOPMENT STAGE ENTERPRISE)

                                 CONSOLIDATED BALANCE SHEET

                                                                             June 30, 2002
                                                                              (Unaudited)
                                                                             -------------
                                  ASSETS
Current assets:
       Cash and cash equivalents                                             $    925,000
       Accounts receivable, net                                                    88,000
       Inventories, net                                                         6,117,000
       Debt issuance costs, current portion                                       156,000
       Prepaid expenses and other current assets                                  351,000
                                                                             -------------
       Total current assets                                                     7,637,000

Property, plant and equipment, net                                             16,644,000
Restricted cash                                                                   436,000
Debt issuance costs                                                               508,000
Goodwill                                                                        1,287,000
Other assets                                                                      314,000
                                                                             -------------
            Total assets                                                     $ 26,826,000
                                                                             =============

                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
       Accounts payable                                                      $    710,000
       Other accrued liabilities                                                4,998,000
       Capital leases, current portion                                            144,000
       Notes payable, current portion                                           1,787,000
       Convertible debentures, current (net discount of $5,669,000)               625,000
                                                                             -------------
            Total current liabilities                                           8,264,000
Long-term liabilities:
        Capital leases, long-term                                              12,794,000
        Note payable                                                            3,598,000
        Convertible debenture, long-term (net discount of $15,061,000)          1,889,000
        Deferred land lease                                                       362,000
        Deferred revenue                                                        1,808,000
        Other liabilities, long-term                                              538,000
                                                                             -------------
            Total liabilities                                                  29,253,000
Stockholders' deficiency:
       Preferred Stock, par value $.0001 per share; 5,000,000 shares authorized; none issued and outstanding, 100,000 shares
            designated as Series A                                                     --
       Series A, 5% Cumulative Convertible Preferred Stock, $100 stated
            value per share, 100,000 shares authorized, 38,647 shares
            issued and outstanding                                              3,117,000
       Class A Common Stock, par value $.0001 per share; 625,000,000
            shares authorized; 71,649,613 shares issued and outstanding             7,000
       Class B Common Stock, par value $.0001 per share; 10,000,000 shares
            authorized; 1,013,572 shares issued and outstanding                        --
       Class E-1 Common Stock, par value $.0001 per share; 4,000,000
            shares authorized; 4,000,000 shares issued and outstanding                 --
       Class E-2 Common Stock, par value $.0001 per share; 4,000,000
            shares authorized; 4,000,000 shares issued and outstanding                 --

       Warrants to purchase common stock
       Warrants                                                                11,110,000
       Public Warrants                                                            473,000
       Class A Warrants                                                        11,290,000
       Class B Warrants                                                         4,632,000
       Additional paid-in capital                                              66,187,000
       Accumulated other comprehensive loss                                       (27,000)
       Deficit accumulated during the development stage                       (99,216,000)
                                                                             -------------
Total stockholders' deficiency                                                 (2,427,000)
                                                                             -------------
Total liabilities and stockholders' deficiency                               $ 26,826,000
                                                                             =============

         See accompanying notes to the unaudited consolidated financial statements

                                             3


                                                     MOONEY AEROSPACE GROUP, LTD.
                                                   (A DEVELOPMENT STAGE ENTERPRISE)
                                                       STATEMENT OF OPERATIONS

                                                            Three Months Ended               Six Months Ended          Period from
                                                                 June 30,                         June 30,          January 26, 1990
                                                               (Unaudited)                      (Unaudited)           (inception) to
                                                       -----------------------------   -----------------------------   June 30, 2002
                                                           2001            2002            2001            2002         (Unaudited)
                                                       -------------   -------------   -------------   -------------   -------------
Net spare parts sales                                  $         --    $    369,000    $         --    $    369,000    $    369,000
Cost of sales                                                    --         124,000              --         124,000         124,000
                                                       -------------   -------------   -------------   -------------   -------------
Gross margin                                                     --         245,000              --         245,000         245,000

Cost and expenses:
     Research and development costs                       2,259,000         993,000       4,034,000       2,654,000      47,391,000
     Selling, general and administrative expenses         1,027,000       3,488,000       1,964,000       5,639,000      31,875,000
     (Gain) loss on sale of assets                               --        (170,000)             --        (170,000)        585,000
     Realized loss on sale of investments                        --              --              --              --          66,000
     In-process research and development acquired                --              --              --              --         761,000
     Non-recurring expenses                                      --              --              --              --       3,823,000
                                                       -------------   -------------   -------------   -------------   -------------
                                                          3,286,000       4,311,000       5,998,000       8,123,000      84,501,000
                                                       -------------   -------------   -------------   -------------   -------------
Loss from operations                                     (3,286,000)     (4,066,000)     (5,998,000)     (7,878,000)    (84,256,000)
     Other (expense) income:
     Interest expense                                    (1,392,000)     (2,764,000)     (3,355,000)     (4,667,000)    (13,919,000)
      Interest and other income                              14,000          27,000          15,000          68,000       4,349,000
                                                       -------------   -------------   -------------   -------------   -------------

Loss before extraordinary item                           (4,664,000)     (6,803,000)     (9,338,000)    (12,477,000)    (93,826,000)
Extraordinary loss on retirement of Bridge Notes                 --              --              --              --        (942,000)
                                                       -------------   -------------   -------------   -------------   -------------
                                                       $ (4,664,000)   $ (6,803,000)   $ (9,338,000)   $(12,477,000)   $(94,768,000)
                                                       =============   =============   =============   =============   =============

Net loss per common share                              $      (0.21)   $      (0.10)   $      (0.47)   $      (0.21)
                                                       =============   =============   =============   =============

Weighted average number of common shares outstanding     23,108,000      65,127,000      20,926,000      59,602,000
                                                       =============   =============   =============   =============

                                See accompanying notes to unaudited consolidated financial statements.

                                                                  4


                                                    MOONEY AEROSPACE GROUP, LTD.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                                Statement of Stockholders' Deficiency
                                                            (Unaudited)

--------------------------------------------------- --------------------------------------------------------------------------------
                                                                       Common Stock
--------------------------------------------------- --------------------------------------------------------------------------------
                                    Series A
                                  Preferred Stock      Class A            Class B          Class E-1         Class E-2
                                  Shares   Amount   Shares    Amount   Shares   Amount   Shares   Amount  Shares   Amount  Warrants
                                ------------------- --------------------------------------------------------------------------------
Common stock issued at $3.59               $                  $          418,094 $       836,189  $       836,189  $       $
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


                                                                 5a

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

                               See accompanying notes to unaudited consolidated financial statements

                                                                 5b


                                                    MOONEY AEROSPACE GROUP, LTD.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                          Statement of Stockholders' Deficiency (continued)
                                                            (Unaudited)

--------------------------------------------------- --------------------------------------------------------------------------------
                                                                 Common Stock
--------------------------------------------------- --------------------------------------------------------------------------------
                                     Series A
                                  Preferred Stock        Class A            Class B         Class E-1         Class E-2
                                  Shares  Amount     Shares     Amount   Shares   Amount  Shares    Amount  Shares  Amount  Warrants
                                ------------------- --------------------------------------------------------------------------------
Net proceeds from issuance of
  preferred stock at $63.08 per
  share                           79,800  $5,034,000            $                  $                $               $     $
Net proceeds from issuance of
  warrants at $1.29 per share                                                                                              2,217,000
Conversion of Preferred Stock to
  Class A                        (10,891)   (687,000)    712,663
Net proceeds from issuance of
  common stock at $0.69 per
  share                                                1,252,160
Net proceeds from issuance of
  warrants at $1.43 per share                                                                                                358,000
Amortization of discount on
  Preferred Stock                            278,000
Amortization of warrants
  attached to common stock
Unrealized gain on investments
Net loss
                                ----------------------------------------------------------------------------------------------------
Comprehensive loss
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 2000      68,909   4,625,000   8,964,499   1,000 1,900,324        4,000,000       4,000,000        2,575,000

Net proceeds from issuance of
  preferred stock at $84.54
  per share                       11,285     978,000
Net proceeds from issuance of
  warrants at $0.06 per share                                                                                                 60,000
Conversion of Preferred Stock
  to Class A                     (33,546) (2,167,000) 16,112,563   2,000
Net proceeds from issuance of
  common stock at $0.17 per
  share                                                5,300,701   1,000
Net proceeds from issuance of
  warrants at $.07 per share                                                                                                 274,000
Amortization of discount on
  Preferred Stock                            179,000
Amortization of warrants
  attached to common stock
Issuance of warrants attached to
  debentures at $.11 per share                                                                                             3,433,000
Beneficial conversion feature
  related to debentures
Conversion of Convertible
  Debentures to Class A                               14,961,087   1,000
Unrealized loss on investments
Net loss
                                ----------------------------------------------------------------------------------------------------
Comprehensive loss
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 2001      46,648  $3,615,000  45,338,850 $ 5,000 1,900,324 $      4,000,000 $     4,000,000 $     $6,352,000
                                ====================================================================================================

                                                                 6a


                                ----------------------------------------------------------------------------------------------------

                                ----------------------------------------------------------------------------------------------------

                                ----------------------------------------------------------------------------------------------------
                                                                                                       Deficit accumulated
                                  Public    Class A    Class B      Additional      Accumulated other     during the
                                 warrants   warrants   warrants   paid-in capital  comprehensive loss  development stage    Total
                                ----------------------------------------------------------------------------------------------------
Net proceeds from issuance of
  preferred stock at $63.08 per
  share                          $        $           $          $   342,000       $                  $   (342,000)    $  5,034,000
Net proceeds from issuance of
  warrants at $1.29 per share                                                                                             2,217,000
Conversion of Preferred Stock to
  Class A                                                            687,000                                                    --
Net proceeds from issuance of
  common stock at $0.69 per
  share                                                              863,000                                                863,000
Net proceeds from issuance of
  warrants at $1.43 per share                                                                                               358,000
Amortization of discount on
  Preferred Stock                                                                                         (278,000)             --
Amortization of warrants
  attached to common stock                                            45,000                               (45,000)             --
Unrealized gain on investments                                                       32,000                                  32,000
Net loss                                                                                               (10,715,000)     (10,715,000)
                                ----------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                      (10,683,000)
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 2000      473,000  11,290,000  4,632,000  40,549,000                           (64,752,000)        (607,000)

Net proceeds from issuance of
  preferred stock at $84.54
  per share                                                          170,000                              (194,000)         954,000
Net proceeds from issuance of
  warrants at $.06 per share                                                                                                 60,000
Conversion of Preferred Stock
  to Class A                                                       2,332,000                              (183,000)         (16,000)
Net proceeds from issuance of
  common stock at $0.17 per
  share                                                            1,241,000                                              1,242,000
Net proceeds from issuance of
  warrants at $.07 per share                                                                                                274,000
Amortization of discount on
  Preferred Stock                                                                                         (163,000)          16,000
Amortization of warrants
  attached to common stock                                           119,000                              (119,000)
Issuance of warrants attached to
  debentures at $.11 per share                                                                                            3,443,000
Beneficial conversion feature
  related to debentures                                            9,674,000                                              9,674,000
Conversion of Convertible
  Debentures to Class A                                            1,578,000                                              1,579,000
Unrealized loss on investments                                                      (29,000)                                (29,000)
Net loss                                                                                               (21,164,000)     (21,164,000)
                                ----------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                      (21,193,000)
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 2001     $473,000 $11,290,000 $4,632,000 $55,663,000       $(29,000)          $(86,575,000)    $ (4,574,000)
                                ====================================================================================================

                               See accompanying notes to unaudited consolidated financial statements

                                                                 6b

                                                    MOONEY AEROSPACE GROUP, LTD.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                          Statement of Stockholders' Deficiency (continued)
                                                            (Unaudited)

--------------------------------------------------- --------------------------------------------------------------------------------
                                                                 Common Stock
--------------------------------------------------- --------------------------------------------------------------------------------
                                     Series A
                                  Preferred Stock        Class A            Class B         Class E-1         Class E-2
                                  Shares  Amount     Shares     Amount   Shares   Amount  Shares    Amount  Shares  Amount  Warrants
                                ------------------- --------------------------------------------------------------------------------
Conversion of Preferred Stock
 to Class A                       (8,001) $ (546,000)  5,430,919 $ 1,000          $                 $               $     $
Net proceeds from issuance of
 common stock and warrants
 at $.11 for professional
 services                                                100,000                                                             10,000
Amortization of discount on
 Preferred Stock                              48,000
Amortization of warrants
 attached to common stock
Issuance of warrants attached to
 debentures                                                                                                               4,029,000
Beneficial conversion feature
 related to debentures
Conversion of Convertible
 Debentures to Class A                                15,752,221   1,000
Unrealized gain on investments
Issuance of common stock for
 professional services                                   880,000
Conversion of Class B stock
 to Class A                                              886,752        (886,752)
Issuance of common stock to
 Mooney Aircraft Corporation                           3,260,871
Issuance of warrants to Mooney
 Aircraft Corporation                                                                                                       399,000
Issuance of warrants to Dr. Chen                                                                                            320,000
Net loss
                                ----------------------------------------------------------------------------------------------------
Comprehensive loss
                                ----------------------------------------------------------------------------------------------------
Balance at June 30, 2002
(unaudited)                       38,647  $3,117,000  71,649,613 $ 7,000 1,013,572 $   -- 4,000,000 $  -- 4,000,000 $ -- $11,110,000
                                ====================================================================================================


                                                                 7a

                                ----------------------------------------------------------------------------------------------------

                                ----------------------------------------------------------------------------------------------------

                                ----------------------------------------------------------------------------------------------------
                                                                                                       Deficit accumulated
                                  Public    Class A    Class B      Additional      Accumulated other     during the
                                 warrants   warrants   warrants   paid-in capital  comprehensive loss  development stage    Total
                                ----------------------------------------------------------------------------------------------------
Conversion of Preferred Stock
 to Class A                     $           $         $          $   697,000       $                  $      (56,000)   $    96,000
Net proceeds from issuance of
 common stock and warrants
 at $.11 for professional
 services                                                             22,000                                                 32,000
Amortization of discount on
 Preferred Stock                                                                                             (48,000)            --
Amortization of warrants
 attached to common stock                                             60,000                                 (60,000)            --
Issuance of warrants attached to
 debentures                                                                                                               4,029,000
Beneficial conversion feature
 related to debentures                                             7,757,000                                              7,757,000
Conversion of Convertible
 Debentures to Class A                                               910,000                                                911,000
Unrealized gain on investments                                                        2,000                                   2,000
Issuance of common stock for
 professional services                                               178,000                                                178,000
Conversion of Class B stock
 to Class A                                                                                                                      --
Issuance of common stock to
 Mooney Aircraft Corporation                                         900,000                                                900,000
Issuance of warrants to Mooney
 Aircraft Corporation                                                                                                       399,000
Issuance of warrants to Dr. Chen                                                                                            320,000
Net loss                                                                                               (12,477,000)     (12,477,000)
                                ----------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                      (12,475,000)
                                ----------------------------------------------------------------------------------------------------
Balance at June 30, 2002
(unaudited)                      $473,000 $11,290,000 $4,632,000 $66,187,000       $(27,000)          $(99,216,000)    $ (2,427,000)
                                ====================================================================================================

                               See accompanying notes to unaudited consolidated financial statements

                                                                 7b


                                                    MOONEY AEROSPACE GROUP, LTD.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                                            (Unaudited)

                                                                                                                      PERIOD FROM
                                                                                                                      JANUARY 26
                                                                                                                          1990
                                                                                        SIX MONTH ENDING JUNE 30,      (INCEPTION)
                                                                                     -----------------------------     TO JUNE 30,
                                                                                          2001           2002             2002
                                                                                     -------------   -------------   -------------
OPERATING ACTIVITIES:
   Net loss                                                                          $ (9,338,000)   $(12,477,000)   $(94,768,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
    Noncash stock and warrant compensation expense                                             --         897,000       2,104,000
    Noncash professional service expense                                                       --         140,000         484,000
    Noncash interest expense                                                                   --         114,000         661,000
    Amortization of discount on convertible debentures                                  2,716,000       2,026,000       4,184,000
    Amortization of debt issue costs                                                           --          73,000         146,000
    Cost of in-process research and development acquired                                       --              --         761,000
    Imputed interest on advances from stockholder                                              --              --         810,000
    Interest income from restricted cash invested                                              --              --        (474,000)
    Extraordinary loss on retirement of bridge notes                                           --              --         942,000
    Depreciation and amortization                                                         685,000         722,000       7,187,000
    Loss (gain) on disposal of assets                                                          --        (170,000)      3,390,000
    Realized loss on sale of investments                                                       --              --          66,000
    Changes in operating assets and liabilities:
       Increase in accounts receivable                                                         --         (88,000)        (88,000)
       Increase in inventory                                                                   --        (769,000)       (769,000)
       Decrease (increase) in prepaid expenses and other current assets                    22,000        (283,000)       (177,000)
       Increase in other assets                                                          (109,000)             --        (315,000)
       Increase (decrease) in accounts payable                                            224,000      (1,326,000)       (627,000)
       Increase in accrued liabilities                                                    (47,000)      2,190,000       5,311,000
       Increase in deferred revenue                                                            --              --       1,605,000
                                                                                     -------------   -------------   -------------
  Net cash used in operating activities                                                (5,847,000)     (8,951,000)    (69,567,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in construction in progress                                                        --              --        (446,000)
   Proceeds from insurance claims upon loss of aircraft                                        --              --          30,000
   Proceeds from disposal of assets                                                            --         170,000       9,973,000
   Capital expenditures                                                                  (274,000)        (21,000)     (8,222,000)
   Assets acquired in business combination                                                     --      (4,082,000)     (4,082,000)
   Purchase of certificate of deposit                                                          --              --      (1,061,000)
   Proceeds from redemption of certificate of deposit                                          --              --       1,061,000
   Purchase of investments                                                                     --              --     (39,227,000)
   Proceeds from maturities of investments in bonds                                            --              --       1,481,000
   Proceeds from sale of investments                                                           --       1,924,000      37,680,000
   Restricted cash from long-term debt                                                         --              --      (8,095,000)
   Increase in restricted cash                                                                 --              --        (436,000)
                                                                                     -------------   -------------   -------------
Net cash used in investing activities                                                    (274,000)     (2,009,000)    (11,344,000)

FINANCING ACTIVITIES:
   Adjustment to net proceeds from initial  public  offering and exercise of
    over allotment option                                                                      --              --         (78,000)
   Proceeds from long-term debt                                                                --              --       8,500,000
   Restricted cash collateral for long-term debt                                               --              --      (8,500,000)
   Proceeds from issuance of convertible preferred stock                                1,014,000              --       5,988,000
   Proceeds from issuance of convertible debentures                                     4,938,000       7,542,000      17,340,000
   Proceeds from issuance of warrants                                                          --       4,029,000      10,023,000
   Advances from stockholder                                                                   --              --      10,728,000
   Proceeds from issuance of common stock                                                 897,000              --       9,619,000
   Net proceeds from initial public offering and exercise of over-allotment option             --              --      30,411,000
   Net proceeds from bridge financing                                                          --              --       7,295,000
   Net proceeds from loans from officers                                                       --              --         336,000
   Payments on capital lease obligations                                                 (417,000)        (70,000)     (1,004,000)
   Payments on promissory notes                                                                --        (297,000)       (722,000)
   Repayment of bridge financing                                                               --              --      (8,100,000)
                                                                                     -------------   -------------   -------------
Net cash provided by financing activities                                               6,432,000      11,204,000      81,836,000
                                                                                     -------------   -------------   -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 311,000         244,000         925,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           13,000         681,000              --
                                                                                     -------------   -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $    324,000    $    925,000    $    925,000
                                                                                     =============   =============   =============

                               See accompanying notes to unaudited consolidated financial statements

                                                                 8


                                                    MOONEY AEROSPACE GROUP, LTD.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                          CONSOLIDTED STATEMENT OF CASH FLOWS (continued)
                                                            (Unaudited)
                                                                                                                      PERIOD FROM
                                                                                                                      JANUARY 26
                                                                                                                          1990
                                                                                        SIX MONTH ENDING JUNE 30,      (INCEPTION)
                                                                                     -----------------------------     TO JUNE 30,
                                                                                          2001           2002             2002
                                                                                     -------------   -------------   -------------
  SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                             $    539,000    $    939,000    $  5,361,000
  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Stockholder advances converted to common stock                                            --              --    $ 10,728,000
     Loans from officer converted to common stock                                              --              --    $     36,000
     Common stock issued for noncash consideration                                             --              --    $  1,507,000
     Liabilities assumed from ASI                                                              --              --    $    400,000
     Common stock issued for in-process research and development acquired                      --              --    $    361,000
     Assets acquired with a note                                                               --                    $  5,314,000
     Issuance of note, stock and warrants for net assets acquired in
        business combination                                                                   --    $  5,799,000    $  5,799,000
     Assets acquired under capital leases                                                      --              --    $ 13,527,000
     Deposit surrendered as payment for rents due                                              --              --    $     80,000
     Construction in progress acquired with restricted cash                                    --              --    $  8,578,000

                               See accompanying notes to unaudited consolidated financial statements

                                                                 9

                          MOONEY AEROSPACE GROUP, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       GENERAL

         In the opinion of the Company's management, the accompanying unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at June 30, 2002 and the results of operations and cash flows for the three and six months ended June 30, 2002 and June 30, 2001, respectively, and for the period from January 26, 1990 (inception) to June 30, 2002. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for any other interim period or the full year.

         The financial information in these consolidated financial statements should be read in conjunction with the audited December 31, 2001 financial statements and notes thereto included in the Company's annual report filed on Form 10-KSB.

         The Company is a development stage enterprise organized in 1990 to design, develop, manufacture and market general aviation aircraft. At the end of 2001, the Company recognized that a unique opportunity exists in the general aviation industry today. The Company believes that an opportunity has been created for the formation of a new general aviation company whose products offer an alternative to business travel by airline for executives of small to medium-sized businesses and high net worth individuals as a result of the occurrence of the following: (1) reduction of product-liability exposure as a consequence of the passage of General Aviation Revitalization Act of 1994, (2) the availability of several top of the line general aviation product lines as a result of the recent recession and changes in strategic direction by several general aviation aircraft manufacturers, and (3) deteriorating comfort and convenience of airline travel.

         The Company has hired a management team with significant experience in turning around general aviation manufacturing companies in order to take advantage of current opportunities. The new management team has already taken the first step in our strategy by acquiring the assets of Mooney Aircraft Corporation "MACorp". On February 6, 2002 the U.S. Bankruptcy Court in San Antonio, Texas, approved an operating agreement, which allowed the Company to manage MACorp while a plan of reorganization was prepared for approval. MACorp had operated under the protection of Chapter 11 bankruptcy since July 2001.

         On February 8, 2002, the Company purchased Congress Financial Corporation's position (the "Congress Postion") as senior secured creditor for MACorp. Under the terms of the Assignment and Assumption Agreement, the purchase price paid by the Company in connection with the acquisition of the Congress Position was $8,000,000 with $3,500,000 paid in cash and $4,500,000 payable in secured notes. Each note is secured by substantially all the assets acquired from MACorp. As additional security for the Company's compliance with the fulfillment of its obligations pursuant to the Assignment and Assumption Agreement and the acquistion notes, the Company delivered to Congress Financial Corporation a Limited Recourse Secured Promissory Note for $5,700,000. This note is a contingent note, payable only in the event that the Company defaults under the terms of the original acquisition notes.

         On March 18, 2002, the bankruptcy courts approved the sale of MACorp's assets to the Company, which was completed on April 19, 2002. Historically, MACorp has produced top of the line, single engine piston airplanes including the Eagle, the Ovation 2, and the Bravo, which are widely considered to be the performance leaders in the four-passenger single engine aircraft market. For over 50 years, the MACorp has produced high performance piston aircraft, which are considered by many to be the "best of breed" in the owner-flown aircraft market. There are more than 10,000 Mooney aircraft in operation around the world.

         MACorp's assets are held by a newly formed wholly owned subsidiary of Mooney Airplane Company, Inc. (MAC). On July 23, 2002, the Company changed its name from Advanced Aerodynamics & Structures, Inc. to Mooney Aerospace Group, Ltd. ("the Company"). The accompanying consolidated financial statements are inclusive of the Company and MAC, however, the results of operations and cash flows of MAC are only included for the period April 19, 2002 (the date of acquisition) through June 30, 2002. Refer to Note 9 for additional discussion and footnote disclosures regarding the acquisition.

          The Company plans to pursue the acquisition of other complementary general aviation product lines and development programs as they become available. The new management team has suspended significant spending on the Jetcruzer, and the Company will review how best to capitalize on the completed development work.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the 2001 balances to conform to the 2002 presentation.

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

         The Company has adopted the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002. There was no effect on the Company's financial position as of January 1, 2002 due to the adoption of these standards. The effects of the adoption of these accounting standards on the results of operations and financial position of the Company as of and for the period ended June 30, 2002, as it relates to the acquisition of MACorp, are disclosed in Note 9.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS No. 144 retains certain fundamental provisions of SFAS No. 121 including recognition and measurement of the impairment of long-lived assets to be held and used; and measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144 on January 1, 2002. The adoption did not have an effect on the earnings and financial position of the Company as of and for the six months ended June 30, 2002.

3.       NET LOSS PER COMMON SHARE

         The Company's net loss per common share was computed based on the weighted average number of shares of common stock outstanding during the three and six month periods ended June 30, 2002 and 2001 and excludes all outstanding shares of Class E-1 and Class E-2 Common Stock because the conditions for the lapse of restrictions on such shares have not been satisfied. There is no difference between the loss per common share amounts computed for basic and dilutive purposes because the impact of convertible preferred stock, options and warrants outstanding are anti-dilutive.

4.       NOTES PAYABLE

         As discussed in Note 1, on February 8, 2002 we entered into an agreement with Congress Financial Corporation to acquire its position as a senior secured creditor of MACorp for $8,000,000. Of this amount, $3,500,000 of the purchase price was paid in cash, and $4,500,000 was paid in secured notes with the following terms: (1) a Secured Promissory Note for $500,000, with an interest rate of 2% per annum in excess of the Prime Rate, interest payments being due the first day of each month starting with February 1, 2002; (2) a Secured Promissory Note for $2,500,000, with an interest rate of 2% per annum in excess of the Prime Rate with principal payments of $208,000 being due in twelve consecutive calendar quarterly installments commencing with April 1, 2002 and;
(3) a Secured Promissory Note for $1,500,000, with an interest rate of 2% per annum in excess of the Prime Rate, with principal and interest payments being due on the first business day of each calendar quarter commencing on July 1, 2004 with the principal being due January 29, 2007. These notes are secured by substantially all the assets acquired from MACorp. As of June 30, 2002, a total of approximately $4,292,000 of these notes remained outstanding, as the first quarterly payment of $208,000 was paid prior to the end of the period. At June 30, 2002 accrued interest related to these notes totaled approximately $60,000. The note for $500,000 plus accrued interest was paid on July 29, 2002.

         As additional security for our compliance with the fulfillment of our obligations to Congress, there is a Limited Recourse Secured Promissory Note for $5,700,000. Interest accrues at the rate of 2% per annum in excess of the Prime Rate. This note is a contingent note, and therefore principal and interest are payable on January 29, 2007, but only in the event that the Company defaults under the payment terms of the other notes. This note is also secured by substantially all the assets acquired from MACorp. No events of default have occurred with respect to these notes.

         In May 2002 the Company received $400,000 in cash in order to fund operations, by signing an unsecured promissory note. The terms of the note call for the payment of principal and interest accrued at 12% on the sooner of June 24, 2002 or the closing of the next funding. However, in July 2002 a new note was signed which superseded the terms of this note, including the rate of interest which was lowered to 8%. Refer to Note 10 regarding the terms of this new note. At June 30, 2002 $3,000 in accrued interest has been recorded.

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

         The March 27, 2001 Debentures were issued with various stated conversion prices, all of which were below market at the time of issuance. The discount of $3,345,000 which resulted from these transactions, will be amortized over the life of the Debentures. For the six months ended June 30, 2002, $347,000 has been amortized to interest expense, due to the passage of time and conversions into shares of common stock.

         At March 31, 2002, the Company was in default of one of the covenants of the agreement for failure to pay accrued interest. On May 20, 2002 the Company obtained waivers from note holders who participated under the March 27, 2001 Subscription Agreement, that waived their right to call the notes due, their right to have interest accrued at a penalty rate, and amended the terms of the note to require the payment of interest at maturity. Per the terms of the associated Collateral Agreement, the terms of the notes could be changed on behalf of all subscribers if approval is obtained from subscribers whose principal balance outstanding represents 60% of the entire balance outstanding, of which the Company obtained waivers representing 93% of the principal balance outstanding at May 20, 2002. An insufficient number of waivers were obtained from those note holders who participated in the July 25, 2001 transaction. Therefore interest has been accrued at the note face rate of for those who signed the waivers and at the penalty rate for those who did not. Total interest accrued at June 30, 2002 under this Subscription Agreement was approximately $79,000. The balance of $1,027,000 outstanding at June 30, 2002 from the March 27,2001 transaction has been recorded as a long-term liability. The balance of $205,000 outstanding from the July 25, 2001 transaction has been recorded as a short-term liability, as the notes were due on July 25, 2002.

         On June 27, 2001, the Company obtained new financing of $1,000,000, which is separate from that of March 27, 2001, described above. The Company issued $1,000,000 in a Convertible Note ("Note" or "Debenture") with an interest rate of 5% to an accredited investor, as defined by Regulation D issued by the Securities and Exchange Commission under the Securities Act of 1933. As part of the agreement, the Company issued warrants to purchase 2,646,000 shares of common stock at a purchase price of $.22 per share. There is a mandatory redemption requirement at 125% of the unpaid principal balance and unpaid interest upon the occurrence of default or if the Company is prohibited from issuing shares of common stock. The Company did not register the shares issuable upon conversion within 30 days of the closing date which is a non-registration event pursuant to Section 10.4 of the Subscription Agreement. Pursuant to that Section, the subscriber is entitled to certain damages, and at June 30, 2002, the Company has accrued $167,000 in such damages. In addition, as the non-registration event lasted more than 181 days, an event of default also occurred. However, on May 20, 2002 the Company obtained a waiver from the note holder whereby the note holder waived his right to call the note due and amended the terms of the note to require the payment of interest at maturity. In addition, the note holder also waived his right to have liquidation damages accrued during the period May 20, 2002 through August 31, 2002. As a result, the balance outstanding of $1,000,000 at June 30, 2002 has been record as a long term liability.

         The June 27, 2001 debenture was issued with a various stated conversion price, which resulted in a beneficial conversion feature since the effective conversion price was below market at the time of the issuance. The discount of $351,000 which resulted from this transaction, will be amortized over the life of the debenture. During the six months ended June 30, 2002 approximately $50,000 was amortized to interest expense. No notes issued under this agreement were converted as of June 30, 2002.

         At June 30, 2002, the Company has accrued approximately $102,000 in interest due at the penalty rate, as the waiver obtained and discussed above did not waive this note holder's right to collect interest at the penalty rate as defined in the note agreement.

         On October 26, 2001, the Company obtained a new financing of up to $10,000,000 with an availability of up to an additional $3,000,000, as part of a private placement offering, which is separate from that of March 27, 2001 and June 27, 2001. The Company issued $7,750,000 in Secured Convertible Notes ("Notes" or "Debentures") with an interest rate of 8% to accredited investors, as defined by Regulation D issued by the Securities and Exchange Commission under the Securities Act of 1933. In conjunction with the financing, the Company issued an additional $667,000 in Secured Convertible Notes as finders fees. As part of the agreement, the Company issued warrants to purchase 17,714,000 shares of Common Stock. Half of the warrants may be exercised at a purchase price of $.25 per share. The remaining 50% may be exercised at $.30 per share. There is a mandatory redemption requirement at 125% of the unpaid principal balance and unpaid interest upon the occurrence of default or if the Company is prohibited from issuing shares of common stock. The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to Section 10.4 of the Subscription Agreement. In addition, as the non-registration event lasted more than 181 days, an event of default has also occurred. However, on May 20, 2002, certain note holders under this Subscription Agreement signed a waiver similar to that discussed above. According to the terms of the waiver, the note holders waived their right to call the note due and to have liquidation damages accrued during the period May 20, 2002 through August 31, 2002. Therefore in accordance with the waiver and Section 10.4, the Company has accrued $807,000 representing liquidation damages due to the note holders as a result of the non-registration event.

         In conjunction with the October 26, 2001 private placement, the Company entered into a Put Agreement with a group of its investors who hold convertible notes and Preferred Stock. Under the Put Agreement, the Company may sell up to an additional $5,000,000 in convertible notes and warrants. The Company's right to exercise this option expires October 25, 2002. Funding in the amount of $1,329,000 was obtained through the exercise of this option and is discussed below within the transaction closed on February 27, 2002.

         The October 26, 2001 debentures were issued with various stated conversion prices, which resulted in a beneficial conversion feature since the conversion price was below market at the time of issuance. The discount of $5,936,000, which resulted from this transaction, will be amortized over the life of the debentures. For the six-month period ended June 30, 2002, approximately $552,000 was amortized to interest expense due to the passage of time and conversions.

         At June 30, 2002, the Company has accrued approximately $455,000 in interest due the note holders. As interest is due on September 30, 2002, no event of default has yet occurred with respect to the payment of interest, however it is expected the Company will be unable to pay the interest due. As discussed earlier, on May 20, 2002, the Company obtained waivers from certain note holders. In addition to the rights waived as they relate to non-registration events, those note holders who signed also amended the terms of their note agreements to require the payment of interest at maturity. Due to the event of default noted above, and the anticipated failure to pay interest on September 30, 2002, the principal balance of $5,468,000 outstanding as of June 30, 2002 under this Agreement and representative of those who signed the waivers has been recorded as a long-term liability in the balance sheet, while the remaining outstanding balance of $2,849,000 has been recorded as a current liability.

         On February 27, 2002, the Company completed three financing transactions for total proceeds of $5,734,000 and incurred financing costs of $184,000. The net proceeds of these transactions were used to make the cash payment to Congress described in Note 1 and to fund current operations. In the first of the three financing transactions, the Company issued $2,250,000 in 8% Secured Convertible Notes under the October 26, 2001, private placement in which $3,000,000 was available for additional financing. In conjunction with the financing, the Company issued an additional $225,000 in Unsecured Convertible Notes as finder's fees. The notes are convertible after 120 days into shares of common stock at a conversion price of $.35 or 70% of the average of the three lowest closing bid prices for our common stock for the thirty days prior to conversion. The maturity date of the notes is October 26, 2006 and interest is due on September 30, 2002 and semi-annually there after. Attached to the notes were warrants to purchase 5,143,000 shares of common stock. The first 50% of the warrants may be exercised after 45 days at a price of $.25 per share and the remaining 50% may be exercised at $.30 per share. The warrants may be exercised under the same terms as the warrants issued in conjunction with the October 26, 2001, private placement.

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

         The February 27, 2002 debentures were issued with various stated conversion prices, which resulted in a beneficial conversion feature since the conversion price was below market at the time of issuance. The resulting discount of $3,385,000 will be amortized over the life of the debentures. As of June 30, 2002, approximately $284,000 was amortized to interest expense due to the passage of time.

         With respect to the three financing deals which closed on February 27, 2002 discussed above, the Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to Section 10.4 of the Subscription Agreement. In addition, as the non-registration event lasted more than 181 days, an event of default has also occurred. However, on May 20, 2002 certain note holders under this Subscription Agreement signed a waiver similar to that discussed above, and waived their right to call the note due and to have liquidation damages accrued during the period May 20, 2002 through August 31, 2002. Therefore in accordance with
Section 10.4, the Company has accrued $214,000 representing liquidation damages due to the note holders as a result of the non-registration event. In addition, those who signed the waivers also amended the terms of their note agreements to require the payment of interest at maturity. As interest is due on September 30, 2002, no event of default has yet occurred with respect to the payment of interest, however it is expected the Company will be unable to pay the interest due. At June 30, 2002, the Company has accrued approximately $200,000 in interest due the note holders. Due to the event of default caused by the non-registration event and the anticipated failure to pay interest due at September 30, 2002, the outstanding principal balance of $3,419,000 at June 30, 2002 under this Agreement that is representative of those who signed the waivers has been recorded as a long-term liability in the balance sheet, while the remaining outstanding balance of $2,540,000 has been recorded as a current liability.

         On March 26, 2002, the Company issued $1,450,000 in 8% Unsecured Convertible Notes in a subsequent closing that was part of the new private placement dated January 30, 2002. In conjunction with the closing, the Company issued an additional $145,000 in Unsecured Convertible Notes as finder's fees. The notes are convertible after 120 days into shares of common stock under the same terms as the October 26, 2001 private placement. The maturity date of the notes is October 26, 2006 with interest being due on September 30, 2002 and semi-annually there after. Attached to the notes were warrants to purchase 3,314,000 shares of Class A Common Stock. The warrants may be exercised under the same terms as the warrants issued in conjunction with the October 26, 2001 private placement.

         The March 26, 2002 debentures were issued with stated conversion prices, which resulted in a beneficial conversion feature since the conversion price was below market at the time of issuance. The resulting discount of $988,000 will be amortized over the life of the debentures. As of June 30, 2002, approximately $52,000 was amortized to interest expense due to the passage of time. No notes issued under this agreement were converted during the six months ended June 30, 2002.

         The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to
Section 10.4 of the Subscription Agreement. However, certain note holders under this Subscription Agreement signed a waiver similar to that discussed above. According to the terms of the waiver, the note holder waived his/her right to have liquidation damages accrued during the period May 20, 2002 through August 31, 2002. Therefore in accordance with the waiver and Section 10.4, the Company has accrued $5,000 representing liquidation damages due to the note holders as a result of the non-registration event. In addition, those who signed the waivers also amended the terms of their note agreements to require the payment of interest at maturity. As interest is due on September 30, 2002, no event of default has yet occurred with respect to the payment of interest, however it is expected the Company will be unable to pay the interest due. At June 30, 2002, the Company has accrued approximately $34,000 in interest due the note holders. Due to the anticipated failure to pay interest due at September 30, 2002, the outstanding principal balance of $1,245,000 at June 30, 2002 under this Agreement that is representative of those who signed the waivers has been recorded as a long-term liability in the balance sheet, while the remaining outstanding balance of $350,000 has been recorded as a current liability.

         On April 11, 2002, the Company issued $950,000 in 8% Unsecured Convertible Notes in a subsequent closing that was part of the new private placement that closed on February 27, 2002. In conjunction with the closing, the Company issued an additional $95,000 in Unsecured Convertible Notes as finder's fees. The notes are convertible after 120 days into shares of common stock under the same terms as the October 26, 2001 private placement. The maturity date of the notes is October 26, 2006 with interest being due at maturity. Attached to the notes were warrants to purchase 2,171,000 shares of Class A Common Stock. The warrants may be exercised under the same terms as the warrants issued in conjunction with the October 26, 2001 private placement. At June 30, 2002 the Company has accrued $19,000 in interest due the note holders.

         The April 11, 2002 debentures were issued with stated conversion prices, which resulted in a beneficial conversion feature since the conversion price was below market at the time of issuance. The resulting discount of $661,000 will be amortized over the life of the debentures. As of June 30, 2002, approximately $32,000 was amortized to interest expense due to the passage of time. As of June 30, 2002, no notes issued under this agreement had been converted.

         The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to
Section 10.4 of the Subscription Agreement. However, certain note holders under this Subscription Agreement signed a waiver similar to that discussed above. According to the terms of the waiver, the note holders waived their right to have liquidation damages accrued during the period May 20, 2002 through August 31, 2002. Therefore in accordance with the waiver and Section 10.4, the Company has accrued $4,000 representing liquidation damages due to the note holders as a result of the non-registration event.

         On May 16, 2002, the Company issued $730,000 in 8% Unsecured Convertible Notes under a new Subscription Agreement. In conjunction with the closing, the Company issued an additional $73,000 in Unsecured Convertible Notes as finder's fees. The notes are convertible after 120 days into shares of common stock at a conversion price of $.35 or 70% of the average of the three lowest closing bid prices for our common stock for the thirty days prior to conversion. The maturity date of the notes is May 16, 2007 and interest is due on September 30, 2002 and semi-annually there after. Attached to the notes were warrants to purchase 1,669,000 shares of common stock. The first 50% of the warrants may be exercised after 45 days at a price of $.25 per share and the remaining 50% may be exercised at $.30 per share. There is a mandatory redemption requirement at 125% of the unpaid principal balance and unpaid interest upon the occurrence of default or if we are is prohibited from issuing shares of common stock.

         The May 16, 2002 debentures were issued with various stated conversion prices, which resulted in a beneficial conversion feature since the conversion price was below market at the time of issuance. The resulting discount of $497,000 will be amortized over the life of the debentures. As of June 30, 2002, approximately $13,000 was amortized to interest expense due to the passage of time. As of June 30, 2002, no notes issued under this agreement had been converted.

         The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to
Section 10.4 of the Subscription Agreement. However, as the non-registration event did not occur prior to June 30, 2002, no damages have been accrued as of that date.

         At June 30, 2002, the Company has accrued $8,000 in interest due the note holders. As interest is due on September 30, 2002, no event of default has yet occurred with respect to the payment of interest, however it is expected the Company will be unable to pay the interest due. On May 20, 2002 as part of the waivers previously discussed, certain note holders amended the terms of their note agreements to require payment of interest at maturity. Due to the anticipated failure to pay interest due at September 30, 2002, the outstanding principal balance of $453,000 at June 30, 2002 under this Agreement that is representative of those who signed the waivers has been recorded as a long-term liability in the balance sheet, while the remaining outstanding balance of $350,000 has been recorded as a current liability.

         On June 6, 2002, the Company issued $325,000 in 8% Unsecured Convertible Notes in a subsequent closing that was part of the new private placement dated May 16, 2002. In conjunction with the closing, the Company issued an additional $32,500 in Unsecured Convertible Notes as finder's fees. The notes are convertible after 120 days into shares of common stock under the same terms as the May 16, 2002 private placement. The maturity date of the notes is June 5, 2007 with interest being due at maturity. Attached to the notes were warrants to purchase 743,000 shares of Class A Common Stock. The warrants may be exercised under the same terms as the warrants issued in conjunction with the May 16, 2002 private placement.

         The June 6, 2002 debentures were issued with stated conversion prices, which resulted in a beneficial conversion feature since the conversion price was below market at the time of issuance. The resulting discount of $230,000 will be amortized over the life of the debentures. As of June 30, 2002, approximately $3,000 was amortized to interest expense due to the passage of time. No notes issued under this agreement were converted during the six months ended June 30, 2002.

         The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to
Section 10.4 of the Subscription Agreement. However, as the non-registration event did not occur prior to June 30, 2002, no damages have been accrued as of that date.

         On June 10, 2002, the Company issued $500,000 in 8% Unsecured Convertible Notes in a subsequent closing that was part of the new private placement dated May 16, 2002. In conjunction with the closing, the Company issued an additional $50,000 in Unsecured Convertible Notes as finder's fees. The notes are convertible after 120 days into shares of common stock under the same terms as the May 16, 2002 private placement. The maturity date of the notes is June 10, 2007 with interest being due at maturity. Attached to the notes were warrants to purchase 1,143,000 shares of Class A Common Stock. The warrants may be exercised under the same terms as the warrants issued in conjunction with the May 16, 2002 private placement.

         The June 10, 2002 debentures were issued with stated conversion prices, which resulted in a beneficial conversion feature since the conversion price was below market at the time of issuance. The resulting discount of $367,000 will be amortized over the life of the debentures. As of June 30, 2002, approximately $4,000 was amortized to interest expense due to the passage of time. No notes issued under this agreement were converted during the six months ended June 30, 2002.

         On June 18, 2002, the Company issued $350,000 in 8% Unsecured Convertible Notes in a subsequent closing that was part of the new private placement dated May 16, 2002. In conjunction with the closing, the Company issued an additional $35,000 in Unsecured Convertible Notes as finder's fees. The notes are convertible after 120 days into shares of common stock under the same terms as the May 16, 2002 private placement. The maturity date of the notes is June 18, 2007 with interest being due at maturity. Attached to the notes were warrants to purchase 800,000 shares of Class A Common Stock. The warrants may be exercised under the same terms as the warrants issued in conjunction with the May 16, 2002 private placement.

         The June 18, 2002 debentures were issued with various stated conversion prices, which resulted in a beneficial conversion feature since the conversion price was below market at the time of issuance. The resulting discount of $257,000 will be amortized over the life of the debentures. As of June 30, 2002, approximately $2,000 was amortized to interest expense due to the passage of time. No notes issued under this agreement were converted during the six months ended June 30, 2002.

         Additionally, on June 28, 2002, the Company issued $2,000,000 in 8% Unsecured Convertible Notes in a subsequent closing that was part of the new private placement dated May 16, 2002. The notes are convertible after 120 days into shares of common stock under the same terms as the May 16, 2002 private placement. The maturity date of the notes is June 28, 2007 with interest being due at maturity. Attached to the notes were warrants to purchase 4,000,000 shares of Class A Common Stock. The warrants may be exercised under the same terms as the warrants issued in conjunction with the May 16, 2002 private placement.

         The June 18, 2002 debentures were issued with various stated conversion prices, which resulted in a beneficial conversion feature since the conversion price was below market at the time of issuance. The resulting discount of $1,372,000 will be amortized over the life of the debentures. As of June 30, 2002, approximately $3,000 was amortized to interest expense due to the passage of time. No notes issued under this agreement were converted during the six months ended June 30, 2002.

         As of June 30, 2002, various note holders converted a total of $ 4,747,000 of Convertible Debentures into 30,713,308 shares of Class A Common Stock.

6.       STOCKHOLDERS' DEFICIENCY

PREFERRED STOCK

         Through June 30, 2002, the Company has issued 91,085 shares and received $8,265,000 (net on $843,000 in commissions and legal fees) related to a preferred stock agreement to issue up to 100,000 shares of 5% Cumulative Convertible Series A Preferred Stock ("Preferred Stock") with a stated value of $100 per share and Common Stock Purchase Warrants to purchase Class A Common Stock, for the aggregated purchase price of $10 million. The Company has outstanding 38,647 shares of Preferred Stock with a stated value of $3,864,700 and detachable warrants to purchase 1,082,000 shares of common stock. No Preferred Stock was issued during the six months ended June 30, 2002. The remaining $891,500 in Preferred Stock funding will not occur until certain criteria have been met.

         Additionally, as consideration for the transaction, placement warrants to purchase up to 1,688,000 shares of Class A Common Stock were issued. Fair values of $1,231,000 and $987,000 for the detachable warrants and the placement warrants, respectively, were included in stockholders' deficiency and were netted as a discount to the Preferred Stock. The discount is being amortized over the life of the warrants. During the six month period ended June 30, 2002, $48,000 was amortized to Accumulated Deficit as a return on equity. The warrants are exercisable in installments and the terms for the placement warrants are similar to the terms of the detachable warrants issued with the Preferred Stock. The fair value for these warrants was estimated at the dates of grant using a Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rates of 4.68% to 6.43%; dividend yields of 0%; a volatility factor of .566 to .915 and an expected life of the warrants of 3 years.

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

         Holders of the Preferred Stock are entitled to receive cash dividends, payable quarterly and have preferential liquidation rights above all other issuances of common stock for an amount equal to the stated value. The Preferred Stock and unpaid dividends are convertible into shares of common stock equal to an amount determined by the market value of the common share at the date of close, adjusted for changes in the market price prior to the conversion. Preferred stockholder's do not have voting rights. As of June 30, 2002, the Company had accumulated dividends in arrears for the Preferred Stock totaling $ 372,000 or $ 9.63 per share.

         For the six-month period ended June 30, 2002, various preferred stockholders had converted a total of 8,001 shares plus dividends in arrears into 5,431,000 shares of Class A Common Stock. No warrants have been exercised as of June 30, 2002.

EQUITY LINE OF CREDIT

         On August 15, 2000, the Company signed a Private Equity Line of Credit Agreement ("Equity Line") to sell up to $20,000,000 of Common stock over the course of two years. This Equity Line enables us to request, at the Company's sole discretion, that the investors purchase certain amounts of shares every 15 days at a price equal to 92% or 93% of the market price. Each request will be for a minimum of $200,000 and subject to a maximum of $1,500,000. Additional drawings on this Equity Line are dependent upon stock market conditions. As of December 31, 2001, we had 5,707,000 shares outstanding under the Equity Agreements with a total net proceeds of $2,393,000. No shares under the equity line were sold during the six-month period ended June 30, 2002.

         In connection with the Equity Line transactions, warrants to purchase 4,269,000 shares of common stock over the next three years, at a stock price as defined in each agreement, were issued. The fair value related to these warrants of $632,000 has been included in stockholders' deficiency and no warrants have been exercised as of June 30, 2002. The fair value of these warrants was estimated on the date of issuance using a Black-Scholes pricing model with the following weighted average assumptions:

     Transaction            Exercise           Risk-Free           Dividend          Volatility           Expected
         Date                 Price            Interest             Yield              Factor               Life
----------------------- ------------------ ------------------ ------------------- ------------------ -------------------
August 15, 2000               $3.15              6.12%                0%                .855                 3
May 1, 2001                $.32-$1.20            4.68%                0%                .915                 3

7.       INVENTORIES

A summary of inventories is as follows:

                                                           JUNE 30, 2002
                                                          ---------------

     Raw materials and purchased parts                    $    1,536,000
     Manufactured parts                                        2,330,000
     Work-in-process                                           3,726,000
                                                          ---------------
                                                               7,592,000
     Less allowance for obsolete and
       slow-moving parts                                       1,475,000
                                                          ---------------

                                                          $    6,117,000
                                                          ===============

8.       EXECUTIVE COMPENSATION EXPENSES

         The Company's former President and Chief Executive Officer, Dr. Carl Chen, resigned effective January 8, 2002. He will remain available as needed for consulting with the Company on mutually agreed upon basis. The Company agreed to pay Dr. Chen severance of $300,000 over the next two years. In addition, he received warrants to purchase 2,000,000 shares of Class A Common Stock at an exercise price of $.25. At June 30, 2002, $100,000 of the cash severance has been paid. At that date, the Company has accrued compensation expense of $520,000, representing the liability for the remaining $200,000 cash payment due, plus the estimated fair value of the warrants issued.

         Additionally, the Company is executing three-year employment agreements with four executives dated January 8, 2002. On a ratable basis over the three-year period, the executives will vest a total of 13% ownership in the Company. At June 30, 2002, the Company has accrued $377,000 in compensation expense representing the estimated fair market value of the vested ownership at the date.

9.  BUSINESS COMBINATION

         As described in Note 1, on April 19, 2002, the Company completed the acquisition of certain assets and the assumption of certain liabilities of MACorp through its newly formed and wholly owned subsidiary, MAC, for approximately $9,881,000. Of the total amount paid, approximately $4,082,000 was in cash, $4,500,000 was in the form of notes payable, 3,260,871 shares of Class A Common Stock were issued with a fair value of $900,000, and warrants to purchase 3,623,189 shares of Class A Common Stock were issued with a fair value of $399,000. Assets purchased included inventory and property, plant and equipment, and totaled $5,348,000 and $5,193,000 respectively. Liabilities assumed totaled to $1,947,000.

         This transaction was accounted for by the purchase method of accounting, as required by SFAS No. 141, BUSINESS COMBINATIONS, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired has been recorded as goodwill in the amount of $1,287,000 at June 30, 2002. The allocation is preliminary, and may be adjusted upon the completion of an appraisal of the property, plant, and equipment and other future analyses. The appraisal is expected to be completed by the end of the third quarter.

         The operating results of the acquisition are included in the Company's consolidated results of operations from April 19, 2002. The following unaudited proforma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the year of acquisition and the year immediately preceding, after the effect of certain adjustments. These proforma results have been presented for comparative purposes only and are not indicative of what would have occurred had the acquisitions been made as of January 1, 2001, appropriately, or of any potential results which may occur in the future. The results of operations of MACorp included in the pro forma information below are not indicative of what the results of operations would be had MACorp been operating under normal circumstances, as it was operating under Chapter 11 proceedings during the six months ended June 30, 2002, and was about to enter bankruptcy during the six months ended June 30, 2001.

                                              Six Months Ended  Six Months Ended
                                               June 30, 2002      June 30, 2001
      --------------------------------------- ----------------- ----------------
      Pro forma (unaudited)
      --------------------------------------- ----------------- ----------------
      Revenue                                 $      829,000     $  13,408,000
      --------------------------------------- ----------------- ----------------
      Loss from continuing operations         $   (9,722,000)    $  (7,644,000)
      --------------------------------------- ----------------- ----------------
      Net loss                                $  (14,509,000)    $ (11,075,000)
      --------------------------------------- ----------------- ----------------
      Net loss per share                      $        (0.24)    $       (0.46)
      --------------------------------------- ----------------- ----------------

10.      SUBSEQUENT EVENTS

         On July 10, 2002, the Company issued $250,000 in 8% Unsecured Convertible Notes under a new Subscription Agreement. In conjunction with the closing, the Company issued an additional $25,000 in Unsecured Convertible Notes as finder's fees. The notes are convertible after 120 days into shares of common stock at a conversion price of $.35 or 70% of the average of the three lowest closing bid prices for our common stock for the thirty days prior to conversion. The maturity date of the notes is July 10, 2007 and interest is due on that date. Attached to the notes were warrants to purchase 71,000 shares of common stock. The first 50% of the warrants may be exercised after 45 days at a price of $.25 per share and the remaining 50% may be exercised at $.30 per share. There is a mandatory redemption requirement at 125% of the unpaid principal balance and unpaid interest upon the occurrence of default or if the Company is prohibited from issuing shares of common stock.

         On July 31, 2002, the Company issued $300,000 in 8% Unsecured Convertible Notes under the July 10, 2002 Subscription Agreement. In conjunction with the closing, the Company paid $30,000 in cash and issued warrants to purchase 86,000 shares of common stock as finder's fees. The finder's fee warrants may be exercised after 45 days at a price of $.30 per share. The notes are convertible after 120 days into shares of common stock at a conversion price of $.35 or 70% of the average of the three lowest closing bid prices for our common stock for the thirty days prior to conversion. The maturity date of the notes is July 31, 2007 and interest is due on that date. Attached to the notes were warrants to purchase 71,000 shares of common stock. The first 50% of the warrants may be exercised after 45 days at a price of $.25 per share and the remaining 50% may be exercised at $.30 per share. There is a mandatory redemption requirement at 125% of the unpaid principal balance and unpaid interest upon the occurrence of default or if we are is prohibited from issuing shares of common stock.

         In July 2002, in order to raise funds for operations, the Company signed three promissory notes: one in the amount of $1,075,000; and two in the amount of $100,000 each. The note for $1,075,000 superseded the note signed on May 24, 2002 for $400,000 disclosed in Note 3, therefore only $675,000 in cash was received upon the signing of this note. The terms for all notes are identical and call for repayment on the earliest to occur of: (1) August 30, 2002; or (2) the sale of the first three complete airplanes; or (3) in the event the Company raises an aggregate of at least $3,000,000 in financing; or (4) the occurrence of an event of default as defined in the Security Agreement related to the issuance of convertible notes on July 31, 2002 as described above. The notes accrue at an annual rate of 8% that increases to 12% should the Company default on repayment.

         In addition to the notes described above, the Company also signed five promissory notes in the total amount of $502,000 in order to raise funds to pay off the principal and accrued interest of the $500,000 note due to Congress discussed in Note 4. The interest and payment terms are identical to those of the notes in the amount of $1,275,000 discussed above.

         On August 15, 2002, Mr. Roy H. Norris, President and Chief Executive Officer submitted his resignation to the Board of Directors. Mr. Norris announced that he had accomplished the objectives he established in taking this position, of recruiting a new management team and setting a new direction for the company, and was submitting his resignation and turning the company over to those he recruited for that purpose. Subsequent to Mr. Norris' resignation, Mr.
L. Peter Larson, Chief Operating Officer and Chief Financial Officer, became the interim President and Chief Executive Officer.

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

GENERAL

         The new management team previously discussed, consisting of Roy Norris
- Chairman and CEO, Peter Larson - Executive Vice President and CFO, Dale Ruhmel
- Executive Vice President of Engineering and Operations, and Nelson Happy - Executive Vice President and General Counsel, was appointed by the Board on January 8, 2002 and began implementation of our new strategy.

         On February 8, 2002, we announced we had purchased Congress Financial Corporation's ("Congress") position as senior secured creditor for Mooney Aircraft Corporation of Kerrville, Texas ("MACorp"). On February 6th, the U.S. Bankruptcy Court in San Antonio, Texas, approved an operating agreement which allowed us to manage MACorp until a plan of reorganization was approved. The Bankruptcy Court approved the sale of substantially all of the MACorp assets to us on March 18, 2002 and on April 19, 2002 we completed the Mooney asset acquisition.

         MACorp was the world's leading supplier of high performance single engine general aviation aircraft primarily serving business and owner-flown markets. MACorp produced over 10,000 aircraft since its founding in 1947, and presently has over 8,000 aircraft in operation in the US alone. We have acquired substantially all of MACorp's assets and intend to return to full production of the Mooney aircraft line. MACorp's assets are held by our wholly-owned subsidiary named Mooney Airplane Company, Inc. ("MAC"). On July 23, 2002, we changed our name to Mooney Aerospace Group, Ltd.

         We believe the acquisition of MACorp's assets is the first step in our strategy to become a leading supplier of piston, turboprop and light jet aircraft for the business and owner-flown general aviation markets. It is our intention to accomplish this objective through both the acquisition of existing high quality general aviation product lines and the development of revolutionary new aircraft models. Our goals are to create a dynamic new general aviation company, return MAC to full production and create substantial potential for earnings growth for the Company and its shareholders. We then recruited Jack Jansen, who has been in charge of production for a number of general aviation manufacturers, to take the position of Mooney Airplane Company President and COO. In July 2002, Nicolas Chabbert joined the company as Executive Vice President of Sales & Marketing. Mr. Chabbert is considered one of the leading authorities in the world in General Aviation sales and marketing, having among his most noteworthy achievements the tremendously successful introduction of the Socata TBM-700 single engine turboprop aircraft to the United States.

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

         During 2002 and 2003, we intend to focus our efforts on the following events:

         o The restoration to full production of MAC's manufacturing line in Kerrville, Texas.

         o Enhancement and aggressive implementation of our marketing program.

         o Analysis and appropriate acquisition of other existing general aviation products that will allow us to offer a wide variety of products designed to meet potential customers' aviation needs.

         On June 27, 2002 MAC announced that we had received a Federal Aviation Administration (FAA) production certificate that covers the current Mooney models: Eagle2 (Mooney M20S), Ovation2 (Mooney M20R) and the Bravo2 (Mooney
M20M). We are making good progress in getting the factory up to full production. The first airplane was completed, licensed and flown to Oshkosh, Wisconsin for EAA's AirVenture in July. The aircraft has been sold and delivered to our first customer.

         On August 8, 2002 we announced that MAC had received FAA certification as a repair station. The repair station is co-located with the MAC production facility in Kerrville, Texas. This will enhance our support to Mooney owners and provide us with additional business opportunities.

         Mr. Norris announced on August 15, 2002 that he had accomplished the objectives he established in taking this position, of recruiting a new management team and setting a new direction for the company, and was submitting his resignation and turning the company over to those he recruited for that purpose. We have entered into three-year employment agreements with Peter Larson, Executive Vice President/Chief Operating Officer who will assume the position as acting CEO; Dale Ruhmel, Executive Vice President of Engineering and Operations, J. Nelson Happy, Executive Vice-President and General Counsel, and Nicolas Chabbert, Executive Vice President of Sales and Marketing on terms designed to reward performance. Over the three-year period Larson, Ruhmel and Happy will vest in ownership of three percent, two percent and three percent respectively, of the outstanding shares of the Company and receive annual salaries of $200,000 plus reimbursement of expenses.

         We have generated $369,000 in operating revenues to date, from spare parts sales, and have incurred losses from our operating activities including program development costs of $8,123,000 during the six-month period ended June 30, 2002. Included in the loss was a gain of $170,000 from the disposal of a fully depreciated piece of equipment. We believe we will continue to experience losses until such time as we attain a sales level of our aircraft on a commercial scale. No assurance can be made that the we will be able to attain sales levels of our aircraft in the foreseeable future which will allow us to generate revenue sufficient to maintain its operations without other sources of financing.

          Our current cash balance, including the additional funding obtained subsequent to June 30, 2002 described elsewhere (see "Liquidity and Capital Resources"), has been sufficient to finance our plan of operations and acquisitions to date. We are currently in negotiations with certain individuals whose intention is to fund us $8,000,000 over the next six months
, however no firm commitment exists at the current time. Should this funding be obtained, we believe it will be sufficient to meet our operating needs for the next 12 months. Should this funding not be obtained, additional funding will be required, either through additional stock issuances or debt financing. If sources of financing are unavailable, we will have to curtail our plans and will be unable to pay our obligations to Congress. If we are unable to pay our obligations to Congress, it will have the ability to take legal action against us under the terms of our various notes payable to Congress. Legal action taken by Congress could include foreclosure on all of our assets, which would likely result in cessation of the majority or all of our operations.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, we had a negative working capital of $627,000 and stockholders' deficiency of $2,427,000. Since our inception in January 1990, we have experienced continuing negative cash flow from operations, which have resulted in our inability to pay certain existing liabilities in a timely manner. We have financed our operations through private funding of equity and debt and through the proceeds generated from our December 1996 initial public offering.

         We expect to continue to incur losses until such time, as we restore our production processes to full production levels and regain market acceptance of our aircraft at selling prices and volumes which provide adequate gross profit to cover operating costs and generate positive cash flow. Our working capital requirements will depend upon numerous factors, including the level of resources devoted to the scale-up of manufacturing and the establishment of sales and marketing. No assurance can be made that the Company will be able to restore Mooney's production processes, regain market acceptance for our aircraft or generate positive cash flow in the foreseeable future, or ever. If the

Company is unable to generate cash flow through its operations as necessary, it will have to continue to obtain financing through equity or debt financing. No assurance can be made that the Company will be able to obtain sufficient equity or debt financing under terms acceptable to the Company to allow it to maintain operations according to its current operating plans, or at all.

         Our management team has developed a financial plan to address our working capital requirements. Since early 2001, this has included the issuance of convertible debentures. The debentures are convertible into shares of Class A Common Stock at various conversion prices as specified in each transaction's note agreement. The notes earn interest at the rate stated in the note agreements and the payment terms vary with each agreement. Based upon the specific payment terms of the March, June and July 2001 agreements, events of default have occurred with respect to these transactions due to our failure to pay the interest due on the appropriate due dates. No such events of default due to our failure to pay interest have occurred with respect to the transactions closed on or subsequent to October 26, 2001, as those payment terms call for payment at maturity or semi-annually beginning September 30, 2002. However, based upon our current cash balance and expected funding, it is anticipated we will be unable to pay the interest due on September 30, 2002.

         In addition to the events of default that have occurred as described above, the Company's failure to register the appropriate amount of shares to cover possible conversions as specified within each transaction's Subscription Agreement, has led to the occurrence of non-registration events. Should such an event extend beyond 60 days from the date of the transaction closing, each note holder shall be entitled to damages that are to be paid either in cash or additional shares of Class A Common Stock, according to the formula specified in the Subscription Agreement. As of June 30, 2002, the Company has accrued a total of $1,198,000 in such damages. In addition, a non-registration event does not constitute an event of default unless such an event continues for 181 days beyond the transaction closing date, at which time the note holders have the right to call the notes due. This is the case for the transactions from June and October 2001 and February 2002.

         Although such events of default and non-registration have occurred, the Company has obtained waivers and amendments from a number of note holders who have waived their rights to call their notes due to the events mentioned above, have amended their note agreements to require the payment of interest at maturity instead of the original due dates, and in certain cases such note holders have also waived their rights to receive interest at penalty rates, the payment of non-registration damages in cash, and the accrual of such damages for the time period May 20, 2002 through August 31, 2002.

         The specific circumstances regarding the events of default and non-registration and the obtaining of waivers has been discussed in greater detail within Note 5 of the footnotes to the financial statements, however the following table summarizes the convertible debenture transactions the Company has entered into to date, showing each transaction's original principal balance, the number of warrants issued in conjunction with the debentures, the principal balance outstanding at June 30, 2002, and whether each transaction has fallen into an event of non-registration or default, or both, the cause thereof, and whether the obtaining of waivers and amendments has completely or partially cured the default for all note holders.


                                                                                           Event of Default and
                   Original                           Principal                            Cause (I=interest;
                   Principal Value                    Balance             Non-             R=Registration;
                   (including                         Outstanding at      Registration     FC=fully cured;
Closing Date       finders fees)        Warrants      June 30, 2002       Event            PC=partially cured)
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
3/27/2001          $4,456,000          8,254,000      $1,027,000          No               Yes-I, FC
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
6/27/2001          $1,000,000          2,646,000      $1,000,000          Yes              Yes-I, R, FC
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
7/25/2001          $1,068,000          2,000,000      $205,000            No               Yes-I, PC
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
10/26/2001         $8,417,000          17,714,000     $8,317,000          Yes              Yes-R, PC
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
2/27/2002 (1)      $2,475,000          5,143,000      $2,475,000          Yes              Yes-R, PC
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
2/27/2002 (2)      $1,462,000          3,037,000      $1,462,000          Yes              Yes-R, PC
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
2/27/2002 (3)      $2,272,000          4,926,000      $2,022,000          Yes              Yes-R, FC
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
3/26/2002          $1,595,000          3,314,000      $1,595,000          Yes              No
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
4/11/2002          $1,045,000          2,171,000      $1,045,000          Yes              No
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
5/16/2002          $803,000            1,669,000      $803,000            Yes              No
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
6/6/2002           $358,000            743,000        $358,000            Yes              No
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
6/10/2002          $550,000            1,143,000      $550,000            No               No
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
6/18/2002          $385,000            800,000        $385,000            No               No
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
6/28/2002          $2,000,000          4,000,000      $2,000,000          No               No
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
7/10/2002          $275,000            71,000         $0                  No               No
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
7/31/2002          $300,000            157,000        $0                  No               No
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
Totals             $28,461,000         57,788,000     $23,244,000
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------

         Of the total outstanding principal balance recorded at June 30, 2002 only $6,344,000 has been recorded as short-term, either due to the maturity date of the note, or the failure of the Company to obtain waivers from the note holders.

         Of the transactions displayed in the above table, the proceeds raised from the February 2002 transactions were used to make the cash payment to Congress in our acquisition of the assets of MACorp as described earlier. Under the terms of our agreements with Congress, we paid $8,000,000 to acquire their position as a senior secured creditor. $3,500,000 of the purchase price was paid in cash and $4,500,000 in secured notes as follows: (1) a Secured Promissory Note for $500,000, (2) a Secured Promissory Note for $2,500,000, and (3) a Secured Promissory Note for $1,500,000, each due at various times with varying schedules for interest payments and the repayment of principal. These notes are secured by substantially all the assets acquired from Congress.

         As additional security for our compliance with the fulfillment of our obligations to Congress, there is a Limited Recourse Secured Promissory Note for $5,700,000. This note is a contingent note, payable in the event that we default under the payment terms of the other notes. This note is also secured by substantially all the assets acquired from Congress.

         While there is no assurance that additional financing will be available, we believe that we have developed a financial plan that, if executed successfully, will substantially improve our ability to meet our working capital requirements. Our current cash balance including the additional funding obtained subsequent to June 30, 2002 described above has been sufficient to finance our plan of operations and acquisitions to date. However, additional funding will be required and is expected, either through additional stock issuances or debt financing. If sources of financing are unavailable, we will have to curtail our plans and will be unable to pay our obligations to Congress.

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

CONVERSION OF PERFORMANCE SHARES
         In the event we attain certain earnings thresholds or our Class A Common Stock meets certain minimum bid price levels, the Class E Common Stock will be converted into Class B Common Stock. In the event any such converted Class E Common Stock is held by officers, directors, employees or consultants, the maximum compensation expense recorded for financial reporting purposes will be an amount equal to the fair value of the shares converted at the time of such conversion which value cannot be predicted at this time. Therefore, in the event we attain such earnings thresholds or stock price levels, we will recognize a substantial charge to earnings during the period in which such conversion occurs, which would have the effect of increasing our loss or reducing or eliminating our earnings, if any, at that time. For the year ending December 31, 2002, such earning thresholds would be pre-tax income of $45 million and $56.25 million for Class E-1 and Class E-2 Common Stock, respectively. In the event we do not attain these earnings thresholds or minimum bid price levels, and no conversion occurs, no compensation expense will be recorded for financial reporting purpose.

PART II.  OTHER INFORMATION

Item 5.  Other Information

         On August 15, 2002, Mr. Roy H. Norris, President and Chief Executive Officer of the Company submitted his resignation to the Board of Directors. The following is an excerpt from his resignation letter:

         "On January 8, 2002, I agreed to your request as a fellow board member to come out of retirement and assume the responsibilities as interim Chairman, President, and CEO, following the resignation of Dr. Chen, the former Chairman, President, & CEO of AASI. I agreed to come on board, recruit and hire a new management team, and develop and execute a new management strategy. Our strategy was to move the company in a new direction by acquiring and operating one or more current producers of top of the line general aviation aircraft and suspend development of the JetCruzer.

         It was always my intention and our joint understanding that this would be a temporary assignment for me and that, at the appropriate time, I would step down and transfer my responsibilities to one of the individuals I recruited for the company for that purpose and who also would be acceptable to the Board of Directors. With the successful acquisition of Mooney Aircraft Company's assets and the board's designation of a successor, we are in a position to pursue this transition.

         Accordingly, as we have discussed, I submit my resignation effective today as Chairman, President, and CEO of Mooney Aerospace Group, Ltd. and its subsidiaries and affiliates. Also, to facilitate my retirement plans, I submit my resignation as a member of the Board of Directors of MASG and the Mooney Airplane Company, Inc. However, I agree to make myself available in a consulting role to assist the company as an advisor, from time to time as my schedule permits, if the Board so desires."

         The entire resignation letter has been included in this document as
Exhibit 99.2.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  4.39 Subscription Agreement and Form of Unsecured Note (Exhibit A to the Subscription Agreement) and For of Warrant (Exhibit D to the Subscription Agreement)

                  10.32    Audit Committee Charter adopted July 22, 2002

                  99.1 Certification of Chief Executive Officer and Chief Financial Officer

                  99.2     Resignation Letter of Mr. Roy H. Norris

         (b)      Reports on Form 8-K

                  Filed April 26, 2002, regarding the closing of a financing in the amount of $950,000

                  File May 9, 2002, and amended July 2, 2002, regarding the acquisition of the assets of Mooney Aircraft Corporation

                  Filed May 31, 2002, regarding the closing of a financing in the amount of $730,000

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MOONEY AEROSPACE GROUP, LTD.

                               By: /s/ L.Peter Larson
                                   ---------------------------------------------
                                   L. Peter Larson, Chief Financial Officer and
                                   Interim President and Chief Executive Officer

Dated:  August 19, 2002