Form 10QSB
period 2002-09-30
MOONEY AEROSPACE GROUP LTD
filed 2002-11-19
CIK 1019825

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                                 Yes [X] No [ ]

         As of November 15, 2002, the issuer had outstanding 38,089 shares of Series A 5% Cumulative Convertible Preferred Stock, 73,328,580 shares of Class A Common Stock, 1,013,572 shares of Class B Common Stock, 4,000,000 shares of Class E-1 Common Stock and 4,000,000 shares of Class E-2 Common Stock.

================================================================================

                          MOONEY AEROSPACE GROUP, LTD.

                                TABLE OF CONTENTS

                                                                           Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3
         Please note these financial statements have not been reviewed by the Company's independent accountants, and will be amended upon the completion of such review.

Item 2.  Plan of Operations                                                  27

Item 4.  Controls and Procedures                                             32

PART II. OTHER INFORMATION                                                   33

Item 1.  Legal Proceedings                                                   33

Item 5.  Other Information                                                   33

Item 6.  Exhibits and Reports on Form 8-K                                    33

                                    MOONEY AEROSPACE GROUP, LTD.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                     CONSOLIDATED BALANCE SHEET

                                                                                     September 30,
                                                                                         2002
                                                                                      (Unaudited)
                                                                                     --------------
                                  ASSETS
Current assets:
       Cash and cash equivalents                                                     $     147,000
       Accounts receivable, net                                                             96,000
       Inventories, net                                                                  8,202,000
       Debt issuance costs, current portion                                                151,000
       Prepaid expenses and other current assets                                           393,000
                                                                                     --------------
       Total current assets                                                              8,989,000

Property, plant and equipment, net                                                      16,256,000
Restricted cash                                                                            436,000
Debt issuance costs                                                                        545,000
Goodwill                                                                                 1,287,000
Other assets                                                                               331,000
                                                                                     --------------
            Total assets                                                             $  27,844,000
                                                                                     ==============

                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
       Accounts payable                                                              $   1,973,000
       Accrued Interest                                                                  4,248,000
       Other accrued liabilities                                                         2,043,000
       Capital leases, current portion                                                     136,000
       Notes payable, current portion                                                    4,345,000
       Convertible debentures, current (net discount of $ 5,810,000)                     1,130,000
                                                                                     --------------
            Total current liabilities                                                   13,875,000
Long-term liabilities:
        Capital leases, long-term                                                       12,761,000
        Note payable                                                                     2,098,000
        Convertible debenture, long-term (net discount of $ 16,200,000)                  2,754,000
        Deferred land lease                                                                359,000
        Deferred revenue                                                                 1,855,000
        Other liabilities, long-term                                                       537,000
                                                                                     --------------
            Total liabilities                                                           34,239,000
Stockholders' deficiency:
       Preferred Stock, par value $.0001 per share; 5,000,000 shares authorized;
            none issued and outstanding, 100,000 shares
            designated as Series A                                                              --
       Series A, 5% Cumulative Convertible Preferred Stock, $100 stated
            value per share, 100,000 shares authorized, 38,459 shares
            issued and outstanding                                                       3,120,000
       Class A Common Stock, par value $.0001 per share; 625,000,000
            shares authorized; 72,825,204 shares issued and outstanding                      7,000
       Class B Common Stock, par value $.0001 per share; 10,000,000 shares
            authorized; 1,013,572 shares issued and outstanding                                 --
       Class E-1 Common Stock, par value $.0001 per share; 4,000,000
            shares authorized; 4,000,000 shares issued and outstanding                          --
       Class E-2 Common Stock, par value $.0001 per share; 4,000,000
            shares authorized; 4,000,000 shares issued and outstanding                          --

           Warrants to purchase common stock
       Warrants                                                                         11,514,000
       Public Warrants                                                                     473,000
       Class A Warrants                                                                 11,290,000
       Class B Warrants                                                                  4,632,000
           Additional paid-in capital                                                   68,310,000
           Deficit accumulated during the development stage                           (105,741,000)
                                                                                     --------------
Total stockholders' deficiency                                                          (6,395,000)
                                                                                     --------------
Total liabilities and stockholders' deficiency                                       $  27,844,000
                                                                                     ==============

             See accompanying notes to the unaudited consolidated financial statements

                                                 3

                                                    MOONEY AEROSPACE GROUP, LTD.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                                       STATEMENT OF OPERATIONS

                                                                                                                     Period from
                                                                                                                   January 26, 1990
                                                       Three Months Ended                 Nine Months Ended         (inception) to
                                                          September 30,                     September 30,         September 30, 2002
                                                           (Unaudited)                       (Unaudited)             (Unaudited)
                                                           -----------                       -----------             -----------

                                                       2001             2002            2001              2002
                                                       ----             ----            ----              ----
Net spare parts sales                             $         --     $  1,338,000     $         --     $  1,707,000     $   1,707,000

Cost of sales                                               --          749,000               --          873,000           873,000
                                                  -------------    -------------    -------------    -------------    --------------
Gross margin                                                --          589,000               --          834,000           834,000

Cost and expenses:
  Research and development costs                     1,903,000          835,000        5,937,000        3,489,000        48,226,000
  Selling, general and administrative
    expenses                                           979,000        2,966,000        2,943,000        8,605,000        34,841,000
  (Gain) loss on sale of assets                             --         (170,000)              --         (170,000)          585,000
  Realized loss on sale of investments                      --           27,000               --           27,000            93,000
  In-process research and development
    acquired                                                --               --               --               --           761,000
  Non-recurring expenses                                    --               --               --               --         3,823,000
                                                  -------------    -------------    -------------    -------------    --------------
                                                     2,882,000        3,828,000        8,880,000       11,951,000        88,329,000
                                                  -------------    -------------    -------------    -------------    --------------
Loss from operations                                (2,882,000)      (3,239,000)      (8,880,000)     (11,117,000)      (87,495,000)
Other (expense) income:
     Interest expense                               (1,546,000)      (3,244,000)      (4,901,000)      (7,911,000)      (17,163,000)
     Interest and other income                          18,000            9,000           33,000           77,000         4,358,000
                                                  -------------    -------------    -------------    -------------    --------------

Loss before extraordinary item                      (4,410,000)      (6,474,000)     (13,748,000)     (18,951,000)     (100,300,000)

Extraordinary loss on retirement
  of Bridge Notes                                           --               --               --               --          (942,000)
                                                  -------------    -------------    -------------    -------------    --------------
Net loss                                          $ (4,410,000)    $ (6,474,000)    $(13,748,000)    $(18,951,000)    $(101,242,000)
                                                  ============     =============    =============    =============    ==============

Net loss per common share                         $      (0.13)    $      (0.09)    $      (0.53)    $      (0.30)
                                                  -------------    -------------    -------------    -------------
Weighted average number of common
  shares outstanding                                33,348,000       72,874,000       25,075,000       64,072,000
                                                  =============    =============    =============    =============

                                See accompanying notes to unaudited consolidated financial statements

                                                                 4


                                                    MOONEY AEROSPACE GROUP, LTD.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                         Consolidated Statement of Stockholders' Deficiency
                                                             (Unaudited)

--------------------------------------------------- --------------------------------------------------------------------------------
                                                                                Common Stock
--------------------------------------------------- --------------------------------------------------------------------------------
                                    Series A           Class A            Class B          Class E-1         Class E-2
                                 Preferred Stock
                                ------------------- --------------------------------------------------------------------------------
                                  Shares   Amount   Shares    Amount   Shares   Amount   Shares   Amount  Shares   Amount  Warrants
                                ------------------- --------------------------------------------------------------------------------
Common stock issued at $3.59               $                  $          418,094 $       836,189  $       836,189  $       $
   per share
Common stock issued in
   exchange for in-process
   research and development at
   $.36 per share                                                        201,494         402,988          402,988
Imputed interest on advances
   from stockholder
Conversion of stockholder
   advances                                                              598,011       1,196,021        1,196,021
Conversion of officer loans                                              187,118         374,236          374,236
Stock issued in consideration
   for services in 1994, 1995,
   and 1996 at $.51 per share                                            595,283       1,190,566        1,190,566
Imputed interest on advances
   from stockholder
Net proceeds from initial public
   offering of Units at $4.39
   per share                                        6,000,000  1,000
Net proceeds from exercise of
   over-allotment option at
   $4.55 per share                                    900,000
Warrants issued in connection
   with issuance of Bridge
   Notes at $.79 per share
Net loss from inception to
   December 31, 1996
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 1996                        6,900,000  1,000   2,000,000       4,000,000        4,000,000
Adjustment to proceeds from
   initial public offering and
   exercise of overallotment
   option
Net loss
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 1997                        6,900,000  1,000   2,000,000       4,000,000        4,000,000
Conversion of Class B to A
   Common Stock                                        99,676            (99,676)
Net loss
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 1998                        6,999,676  1,000   1,900,324       4,000,000        4,000,000
Net loss
                                ----------------------------------------------------------------------------------------------------
Unrealized loss on investments
                                ----------------------------------------------------------------------------------------------------
Comprehensive loss
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 1999                        6,999,676  1,000   1,900,324       4,000,000        4,000,000

(CONTINUED ON NEXT PAGE)

                                                                 5a

                                ----------------------------------------------------------------------------------------------------

                                ----------------------------------------------------------------------------------------------------

                                ----------------------------------------------------------------------------------------------------
                                                                                                          Deficit
                                                                                                        accumulated
                                  Public    Class A    Class B      Additional      Accumulated other    during the
                                 warrants   warrants   warrants   paid-in capital  comprehensive loss development stage    Total
                                ----------------------------------------------------------------------------------------------------
Common stock issued at $3.59    $           $         $          $    7,500,000       $                $               $  7,500,000
   per share
Common stock issued in
   exchange for in-process
   research and development at
   $.36 per share                                                       361,000                                             361,000
Imputed interest on advance
   from stockholders                                                    799,000                                             799,000
Conversion of stockholder                                            10,728,000                                          10,728,000
   advances
Conversion of officer loans                                             336,000                                             336,000
Stock issued in consideration
   for services in 1994, 1995,
   and 1996 at $.51 per share                                         1,507,000                                           1,507,000
Imputed interest on advances
   from stockholder                                                      11,000                                              11,000
Net proceeds from initial public
   offering of Units at $4.39
   per share                            9,583,000    4,166,000       12,566,000                                          26,316,000
Net proceeds from exercise of
   over-allotment option at
   $4.55 per share                      1,707,000      466,000        1,922,000                                           4,095,000
Warrants issued in connection
   with issuance of Bridge
   Notes at $.79 per share     473,000                                                                                      473,000
Net loss from inception to
   December 31, 1996                                                                                       (24,328,000) (24,328,000)
                              ------------------------------------------------------------------------------------------------------
Balance at December 31, 1996   473,000 11,290,000    4,632,000       35,730,000                            (24,328,000)  27,798,000
Adjustment to proceeds from
   initial public offering and
   exercise of overallotment
   option                                                               (78,000)                                            (78,000)
Net loss                                                                                                    (6,625,000)  (6,625,000)
                              ------------------------------------------------------------------------------------------------------
Balance at December 31, 1997   473,000 11,290,000    4,632,000       35,652,000                            (30,953,000)  21,095,000
Conversion of Class B to A
   Common Stock
Net loss                                                                                                   (10,118,000) (10,118,000)
                              ------------------------------------------------------------------------------------------------------
Balance at December 31, 1998   473,000 11,290,000    4,632,000       35,652,000                            (41,071,000)  10,977,000
Net loss                                                                                                    (9,341,000)  (9,341,000)
Unrealized loss on investments                                                           (32,000)                           (32,000)
                              ------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                       (9,373,000)
                              ------------------------------------------------------------------------------------------------------
Balance at December 31, 1999   473,000 11,290,000    4,632,000       35,652,000          (32,000)          (50,412,000)   1,604,000

                               See accompanying notes to unaudited consolidated financial statements

                                                                 5b

                                                    MOONEY AEROSPACE GROUP, LTD.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                   Consolidated Statement of Stockholders' Deficiency (continued)
                                                            (Unaudited)

--------------------------------------------------- --------------------------------------------------------------------------------
                                                                                  Common Stock
--------------------------------------------------- --------------------------------------------------------------------------------
                                     Series A            Class A            Class B         Class E-1         Class E-2
                                  Preferred Stock
                                ------------------- --------------------------------------------------------------------------------
                                  Shares  Amount     Shares     Amount   Shares   Amount  Shares    Amount  Shares  Amount  Warrants
                                ------------------- --------------------------------------------------------------------------------
Net proceeds from issuance of
  preferred stock at $63.08 per
  share                           79,800  $5,034,000            $                  $                $               $     $
Net proceeds from issuance of
  warrants at $1.29 per share                                                                                              2,217,000
Conversion of Preferred Stock to
  Class A                        (10,891)   (687,000)    712,663
Net proceeds from issuance of
  common stock at $0.69 per
  share                                                1,252,160
Net proceeds from issuance of
  warrants at $1.43 per share                                                                                                358,000
Amortization of discount on
  Preferred Stock                            278,000
Amortization of warrants
  attached to common stock
Unrealized gain on investments
Net loss
                                ----------------------------------------------------------------------------------------------------
Comprehensive loss
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 2000      68,909   4,625,000   8,964,499   1,000 1,900,324        4,000,000       4,000,000        2,575,000

Net proceeds from issuance of
  preferred stock at $84.54
  per share                       11,285     978,000
Net proceeds from issuance of
  warrants at $0.06 per share                                                                                                 60,000
Conversion of Preferred Stock
  to Class A                     (33,546) (2,167,000) 16,112,563   2,000
Net proceeds from issuance of
  common stock at $0.17 per
  share                                                5,300,701   1,000
Net proceeds from issuance of
  warrants at $.07 per share                                                                                                 274,000
Amortization of discount on
  Preferred Stock                            179,000
Amortization of warrants
  attached to common stock
Issuance of warrants attached to
  debentures at $.11 per share                                                                                             3,443,000
Beneficial conversion feature
  related to debentures
Conversion of Convertible
  Debentures to Class A                               14,961,087   1,000
Unrealized loss on investments
Net loss
                                ----------------------------------------------------------------------------------------------------
Comprehensive loss
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 2001      46,648  $3,615,000  45,338,850 $ 5,000 1,900,324 $      4,000,000 $     4,000,000 $     $6,352,000
                                ====================================================================================================

(CONTINUED ON NEXT PAGE)

                                                                 6a

                                ----------------------------------------------------------------------------------------------------

                                ----------------------------------------------------------------------------------------------------

                                ----------------------------------------------------------------------------------------------------
                                                                                                       Deficit accumulated
                                  Public    Class A    Class B      Additional      Accumulated other     during the
                                 warrants   warrants   warrants   paid-in capital  comprehensive loss  development stage    Total
                                ----------------------------------------------------------------------------------------------------
Net proceeds from issuance of
  preferred stock at $63.08 per
  share                          $        $           $          $ 3,302,000       $                $   (3,302,000)    $  5,034,000
Net proceeds from issuance of
  warrants at $1.29 per share                                                                                             2,217,000
Conversion of Preferred Stock to
  Class A                                                            687,000                                                    --
Net proceeds from issuance of
  common stock at $0.69 per
  share                                                              863,000                                                863,000
Net proceeds from issuance of
  warrants at $1.43 per share                                                                                               358,000
Amortization of discount on
  Preferred Stock                                                                                         (278,000)             --
Amortization of warrants
  attached to common stock                                            45,000                               (45,000)             --
Unrealized gain on investments                                                           32,000                              32,000
Net loss                                                                                               (10,715,000)     (10,715,000)
                                ----------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                      (10,683,000)
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 2000      473,000  11,290,000  4,632,000  40,549,000                           (64,752,000)        (607,000)

Net proceeds from issuance of
  preferred stock at $84.54
  per share                                                          170,000                              (194,000)         954,000
Net proceeds from issuance of
  warrants at $.06 per share                                                                                                 60,000
Conversion of Preferred Stock
  to Class A                                                       2,332,000                              (183,000)         (16,000)
Net proceeds from issuance of
  common stock at $0.17 per
  share                                                            1,241,000                                              1,242,000
Net proceeds from issuance of
  warrants at $.07 per share                                                                                                274,000
Amortization of discount on
  Preferred Stock                                                                                         (163,000)          16,000
Amortization of warrants
  attached to common stock                                           119,000                              (119,000)
Issuance of warrants attached to
  debentures at $.11 per share                                                                                            3,443,000
Beneficial conversion feature
  related to debentures                                            9,674,000                                              9,674,000
Conversion of Convertible
  Debentures to Class A                                            1,578,000                                              1,579,000
Unrealized loss on investments                                                          (29,000)                            (29,000)
Net loss                                                                                               (21,164,000)     (21,164,000)
                                ----------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                      (21,193,000)
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 2001     $473,000 $11,290,000 $4,632,000 $55,663,000       $    (29,000)      $(86,575,000)    $ (4,574,000)
                                ====================================================================================================

                               See accompanying notes to unaudited consolidated financial statements

                                                                 6b

                                                    MOONEY AEROSPACE GROUP, LTD.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                   Consolidated Statement of Stockholders' Deficiency (continued)
                                                            (Unaudited)

--------------------------------------------------- --------------------------------------------------------------------------------
                                                                                  Common Stock
--------------------------------------------------- --------------------------------------------------------------------------------
                                     Series A            Class A            Class B         Class E-1         Class E-2
                                  Preferred Stock
                                ------------------- --------------------------------------------------------------------------------
                                  Shares  Amount     Shares     Amount   Shares   Amount  Shares    Amount  Shares  Amount  Warrants
                                ------------------- --------------------------------------------------------------------------------
Conversion of Preferred Stock
 to Class A Common Stock          (8,189) $ (563,000)  5,627,182 $ 1,000          $                 $               $     $
Net proceeds from issuance of
 common stock and warrants
 at $.11 for professional
 services                                                100,000                                                             10,000
Amortization of discount on
 Preferred Stock                              68,000
Amortization of warrants
 attached to common stock
Issuance of warrants attached to
 debentures                                                                                                               4,433,000
Beneficial conversion feature
 related to debentures
Conversion of Convertible
 Debentures to Class A
 Common Stock                                         16,731,549   1,000
Unrealized gain on investments
Issuance of common stock for
 professional services                                   880,000
Conversion of Class B stock
 to Class A Common Stock                                 886,752        (886,752)
Issuance of common stock to
 Mooney Aircraft Corporation                           3,260,871
Issuance of warrants to Mooney
 Aircraft Corporation                                                                                                       399,000
Issuance of warrants to Dr. Chen                                                                                            320,000

Net loss and comprehensive loss
                                ----------------------------------------------------------------------------------------------------
Balance at September 30, 2002
(unaudited)                       38,459  $3,120,000  72,825,204 $ 7,000 1,013,572 $   -- 4,000,000 $  -- 4,000,000 $ -- $11,514,000
                                ====================================================================================================

(CONTINUED ON NEXT PAGE)

                                                                 7a

                                ----------------------------------------------------------------------------------------------------

                                ----------------------------------------------------------------------------------------------------

                                ----------------------------------------------------------------------------------------------------
                                                                                                       Deficit accumulated
                                  Public    Class A    Class B      Additional      Accumulated other     during the
                                 warrants   warrants   warrants   paid-in capital  comprehensive loss  development stage    Total
                                ----------------------------------------------------------------------------------------------------
Conversion of Preferred Stock
 to Class A Common Stock        $           $         $          $   716,000       $                  $      (57,000)   $    97,000
Net proceeds from issuance of
 common stock and warrants
 at $.11 for professional
 services                                                             22,000                                                 32,000
Amortization of discount on
 Preferred Stock                                                                                             (68,000)            --
Amortization of warrants
 attached to common stock                                             90,000                                 (90,000)            --
Issuance of warrants attached to
 debentures                                                                                                               4,433,000
Beneficial conversion feature
 related to debentures                                             9,783,000                                              9,783,000
Conversion of Convertible
 Debentures to Class A
 Common Stock                                                        958,000                                                959,000
Unrealized gain on investments                                                       29,000                                  29,000
Issuance of common stock for
 professional services                                               178,000                                                178,000
Conversion of Class B stock
 to Class A Common Stock                                                                                                         --
Issuance of common stock to
 Mooney Aircraft Corporation                                         900,000                                                900,000
Issuance of warrants to Mooney
 Aircraft Corporation                                                                                                       399,000
Issuance of warrants to Dr. Chen                                                                                            320,000

Net loss and comprehensive loss                                                                          (18,951,000)   (18,951,000)
                                ----------------------------------------------------------------------------------------------------
Balance at September 30, 2002
(unaudited)                      $473,000 $11,290,000 $4,632,000 $68,310,000       $     --            $(105,741,000)  $ (6,395,000)
                                ====================================================================================================

                               See accompanying notes to unaudited consolidated financial statements

                                                                 7b

                                                  MOONEY AEROSPACE GROUP, LTD.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                                          (Unaudited)

                                                                                                                  PERIOD FROM
                                                                                                                   JANUARY 26
                                                                                     NINE MONTHS ENDING               1990
                                                                                         SEPTEMBER 30,            (INCEPTION)
                                                                                 ----------------------------   TO SEPTEMBER 30,
                                                                                      2001            2002            2002
                                                                                 ----------------------------------------------
  OPERATING ACTIVITIES:
   Net loss                                                                      $(13,748,000)   $(18,951,000)   $(101,242,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
    Noncash stock and warrant compensation expense                                         --         807,000        2,014,000
    Noncash professional service expense                                                   --         618,000          962,000
    Noncash interest expense                                                               --         120,000          667,000
    Amortization of discount on convertible debentures                              3,836,000       3,322,000        5,480,000
    Amortization of debt issue costs                                                       --         133,000          206,000
    Cost of in-process research and development acquired                                   --              --          761,000
    Imputed interest on advances from stockholder                                          --              --          810,000
    Interest income from restricted cash invested                                          --              --         (474,000)
    Extraordinary loss on retirement of bridge notes                                       --              --          942,000
    Depreciation and amortization                                                   1,054,000       1,113,000        7,578,000
    (Gain) loss on disposal of assets                                                      --        (170,000)       3,390,000
    Realized loss on sale of investments                                                   --          27,000           93,000
    Changes in operating assets and liabilities:
       Increase in accounts receivable                                                     --         (96,000)         (96,000)
       Increase in inventory                                                               --      (2,854,000)      (2,854,000)
       Decrease (increase) in prepaid expenses and other current assets                57,000        (326,000)        (220,000)
       Increase in other assets                                                      (109,000)        (16,000)        (331,000)
       Increase (decrease) in accounts payable                                        594,000        (101,000)         598,000
       Increase in accrued liabilities                                                487,000       3,295,000        6,416,000
       (Decrease) increase in deferred revenue                                        (25,000)         50,000        1,655,000
                                                                                 ----------------------------------------------
Net cash used in operating activities                                              (7,854,000)    (13,029,000)     (73,645,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in construction in progress                                                    --              --         (446,000)
   Proceeds from insurance claims upon loss of aircraft                                    --              --           30,000
   Proceeds from disposal of assets                                                        --         170,000        9,973,000
   Capital expenditures                                                              (259,000)        (27,000)      (8,228,000)
   Assets acquired in business combination                                                 --      (4,082,000)      (4,082,000)
   Purchase of certificate of deposit                                                      --              --       (1,061,000)
   Proceeds from redemption of certificate of deposit                                      --              --        1,061,000
   Purchase of investments                                                                 --              --      (39,227,000)
   Proceeds from maturities of investments in bonds                                        --              --        1,481,000
   Proceeds from sale of investments                                                       --       1,924,000       37,680,000
   Restricted cash from long-term debt                                                     --              --       (8,095,000)
   Increase in restricted cash                                                             --              --         (436,000)
                                                                                 ----------------------------------------------
Net cash used in investing activities                                                (259,000)     (2,015,000)     (11,350,000)

FINANCING ACTIVITIES:
   Adjustment to net proceeds from initial public offering
     and exercise of over allotment option                                                 --              --          (78,000)
   Proceeds from long-term debt                                                            --              --        8,500,000
   Restricted cash collateral for long-term debt                                           --              --       (8,500,000)
   Proceeds from issuance of convertible preferred stock                            1,014,000              --        5,988,000
   Proceeds from issuance of convertible debentures                                 5,836,000       9,593,000       19,391,000
   Proceeds from issuance of warrants                                                      --       4,433,000       10,427,000
   Advances from stockholder                                                               --              --       10,728,000
   Proceeds from issuance of common stock                                           1,172,000              --        9,619,000
   Net proceeds from initial public offering and exercise of
     over-allotment option                                                                 --              --       30,411,000
   Net proceeds from bridge financing                                                 604,000       1,900,000        9,195,000
   Net proceeds from loans from officers                                                   --              --          336,000
   Payments on capital lease obligations                                             (507,000)       (111,000)      (1,045,000)
   Payments on promissory notes                                                            --        (313,000)        (738,000)
   Repayment of bridge financing                                                           --        (992,000)      (9,092,000)
                                                                                 ----------------------------------------------
Net cash provided by financing activities                                           8,119,000      14,510,000       85,142,000
                                                                                 ----------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                               6,000        (534,000)         147,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       13,000         681,000               --
                                                                                 ----------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $     19,000    $    147,000          147,000
                                                                                 ==============================================

                       See accompanying notes to unaudited consolidated financial statements

                                                               8

                                                  MOONEY AEROSPACE GROUP, LTD.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                        CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                                          (Unaudited)

                                                                                                                  PERIOD FROM
                                                                                                                   JANUARY 26
                                                                                     NINE MONTHS ENDING               1990
                                                                                         SEPTEMBER 30,            (INCEPTION)
                                                                                 ----------------------------   TO SEPTEMBER 30,
                                                                                      2001            2002            2002
                                                                                 ----------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                             $861,000       $1,367,000       $ 5,789,000
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Stockholder advances converted to common stock                                        --               --       $10,728,000
   Loans from officer converted to common stock                                          --               --       $    36,000
   Common stock issued for noncash consideration                                         --               --       $ 1,507,000
   Liabilities assumed from ASI                                                          --               --       $   400,000
   Common stock issued for in-process research and development acquired                  --               --       $   361,000
   Assets acquired with a note                                                           --               --       $   814,000
   Issuance of note, stock and warrants for net assets acquired in
     business combination                                                                --       $5,799,000       $ 5,799,000
   Assets acquired under capital leases                                            $153,000               --       $13,527,000
   Deposit surrendered as payment for rents due                                          --               --       $    80,000
   Construction in progress acquired with restricted cash                                --               --       $ 8,578,000

                             See accompanying notes to unaudited consolidated financial statements

                                                               9

                          MOONEY AEROSPACE GROUP, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  GENERAL

         As this filing on Form 10-QSB has not been reviewed by the Company's independent accountants, it is considered an incomplete filing. Upon completion of the review by the Company's independent accountants, an amended Form 10-QSB will be filed.

         In the opinion of the Company's management, the accompanying unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at September 30, 2002 and the results of operations and cash flows for the three and nine months ended September 30, 2002 and September 30, 2001, respectively, and for the period from January 26, 1990 (inception) to September 30, 2002. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for any other interim period or the full year.

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

         To date, the Company has generated minimal sales revenue from the sale of spare parts and the delivery of two aircraft, and no substantial revenue is projected until the Company regains market acceptance at profitable selling prices and volumes. The Company incurred program development costs to date of approximately $48,987,000 and has recorded a cumulative net loss of $101,242,000. The Company's management team has been developing a financial plan to address its working capital requirements and believes that if executed successfully, the plan will substantially improve the Company's ability to meet its working capital requirements throughout the current year. However, the current working capital and financing obtained subsequent to September 30, 2002 is insufficient to meet the Company's needs beyond the fourth quarter of fiscal 2002. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         On February 8, 2002, the Company purchased Congress Financial Corporation's position (the "Congress Position") as senior secured creditor for MACorp. Under the terms of the Assignment and Assumption Agreement, the purchase price paid by the Company in connection with the acquisition of the Congress Position was $8,000,000 with $3,500,000 paid in cash and $4,500,000 payable in secured notes. Each note is secured by substantially all the assets acquired from MACorp. As additional security for the Company's compliance with the fulfillment of its obligations pursuant to the Assignment and Assumption Agreement and the acquisition notes, the Company delivered to Congress Financial Corporation a Limited Recourse Secured Promissory Note for $5,700,000. This note is a contingent note, payable only in the event that the Company defaults under the terms of the original acquisition notes.

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

         MACorp's assets are held by a newly formed wholly owned subsidiary of Mooney Airplane Company, Inc. (MAC). On July 23, 2002, the Company changed its name from Advanced Aerodynamics & Structures, Inc. to Mooney Aerospace Group, Ltd. ("the Company"). The accompanying consolidated financial statements are inclusive of the Company and MAC, however, the results of operations and cash flows of MAC are only included for the period April 19, 2002 (the date of acquisition) through September 30, 2002. Refer to Note 9 for additional discussion and footnote disclosures regarding the acquisition.

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

         The Company has adopted the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002. There was no effect on the Company's financial position as of January 1, 2002 due to the adoption of these standards. The effects of the adoption of these accounting standards on the results of operations and financial position of the Company as of and for the period ended September 30, 2002, as it relates to the acquisition of MACorp, are disclosed in Note 9.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS No. 144 retains certain fundamental provisions of SFAS No. 121 including recognition and measurement of the impairment of long-lived assets to be held and used; and measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144 on January 1, 2002. The adoption did not have an effect on the earnings and financial position of the Company as of and for the nine months ended September 30, 2002.

3.  NET LOSS PER COMMON SHARE

         The Company's net loss per common share was computed based on the weighted average number of shares of common stock outstanding during the three and nine month periods ended September 30, 2002 and 2001 and excludes all outstanding shares of Class E-1 and Class E-2 Common Stock because the conditions for the lapse of restrictions on such shares have not been satisfied. There is no difference between the loss per common share amounts computed for basic and dilutive purposes because the impact of convertible preferred stock, options and warrants outstanding are anti-dilutive.

4.  NOTES PAYABLE

         As discussed in Note 1, on February 8, 2002 we entered into an agreement with Congress Financial Corporation to acquire its position as a senior secured creditor of MACorp for $8,000,000. Of this amount, $3,500,000 of the purchase price was paid in cash, and $4,500,000 was paid in secured notes with the following terms: (1) a Secured Promissory Note for $500,000, with an interest rate of the Prime Rate, interest payments being due the first day of each month starting with February 1, 2002; (2) a Secured Promissory Note for $2,500,000, with an interest rate of the Prime Rate with principal payments of $208,000, and interest payments being due in twelve consecutive calendar quarterly installments commencing with April 1, 2002 and; (3) a Secured Promissory Note for $1,500,000,with an interest rate of the Prime Rate, with principal payments of $93,750, and interest payments being due on the first business day of each calendar quarter commencing on July 1, 2002. These notes are secured by substantially all the assets acquired from MACorp. As of September 30, 2002, a total of approximately $3,307,000 of these notes remained outstanding. At September 30, 2002 accrued interest related to these notes totaled approximately $42,000. The note for $500,000 plus accrued interest was paid on July 29, 2002.

         As additional security for our compliance with the fulfillment of our obligations to Congress, there is a Limited Recourse Secured Promissory Note for $5,700,000. Interest accrues at the rate of 2% per annum in excess of the Prime Rate. This note is a contingent note, and therefore principal and interest are payable on January 29, 2007, but only in the event that the Company defaults under the payment terms of the other notes. This note is also secured by substantially all the assets acquired from Congress. No events of default have occurred with respect to these notes.

         In addition to these notes, the terms of the Assignment and Assumption Agreement between the Company and Congress also call for the Company to pay to Congress, 7 1/2% of any additional funding raised subsequent to the agreement, as a prepayment of principal on the third note described above with a principal value of $1,500,000. The Company had also agreed to pay legal expenses incurred by Congress with respect to the acquisition. The total amount to be paid was approximately $816,000, including $268,000 for the legal expenses. In August 2002, the Company and Congress agreed that the total amount due would be paid in three separate installments of approximately $272,000 on August 30, September 30, and October 31, 2002. On August 30, 2002 the first payment was made by certain investors on the Company's behalf and recorded as a short-term loan payable. Of the amount paid, $183,000 was applied to the principal of the note, and the remaining portion was applied against the accrued legal expenses.

         On May 24, 2002 the Company received $400,000 in cash in order to fund operations, by signing an unsecured promissory note. However, on July 30, 2002 a new secured note in the amount of $1,075,000 was signed which superseded the terms of this note, and raised an additional $600,000 to fund operations. The remaining $75,000 was received in-kind by the payment of a consulting invoice on behalf of the Company. The note was secured with nearly all of the assets of Mooney Airplane Company as specified within the Security Agreement dated July 29, 2002. The terms of this notes call for repayment on the earliest to occur of: (1) August 30, 2002; or (2) the sale of the first three complete airplanes; or (3) in the event the Company raises an aggregate of at least $3,000,000 in financing; or (4) the occurrence of an event of default as defined in the Security Agreement dated July 30, 2002 relating to the notes totaling $502,000 as described below. The notes accrue at an annual rate of 8% that increases to 12% should the Company default on repayment. As of September 30, 2002 the Company was in default on the note as the note had not been repaid according to the repayment terms listed above. At September 30, 2002, the balance outstanding of $1,075,000 has been recorded as a current liability and interest in the amount of $22,000 has been accrued at 12%.

         On July 30, 2002 the Company also signed five secured promissory notes in the total amount of $502,000 in order to raise funds to pay off the principal and accrued interest of the $500,000 note due to Congress discussed in Note 4. The notes were secured with three aircraft owned by the Company as specified within the Security Agreement dated July 30, 2002. The interest and payment terms are identical to those of the note in the amount of $1,075,000 discussed above. As of September 30, 2002 the Company was in default on the note as the note had not been repaid according to the repayment terms listed above. At September 30, 2002, the balance outstanding of $202,000 has been recorded as a current liability and interest in the amount of $8,000 has been accrued at 12%.

         On July 31, 2002 the Company signed two secured promissory notes in the total amount of $200,000 in order to raise funds for operations. The notes were secured with nearly all of the assets of Mooney Airplane Company as specified within the Security Agreement dated July 29, 2002. The interest and payment terms are identical to those of the note in the amount of $1,075,000 discussed above, except for event number (4), which is defined as the occurrence of an event of default as defined in the Security Agreement dated July 29, 2002. As of September 30, 2002 the Company was in default on the note as the note had not been repaid according to the repayment terms listed above. At September 30, 2002, the balance outstanding of $200,000 has been recorded as a current liability and interest in the amount of $4,000 has been accrued at 12%.

         On August 23, 2002 the Company signed a secured promissory note in the amount of $500,000 in order to raise funds for operations. The note was secured with nearly all of the assets of Mooney Airplane Company as specified within the Security Agreement dated July 29, 2002. Payment is due on December 23, 2002. Interest accrues at 8% per annum, and at 12% in the event of default. At September 30, 2002, the balance outstanding of $500,000 has been recorded as a current liability and interest in the amount of $4,000 has been accrued at 8%.

         On August 29, 2002 the Company signed a secured promissory note in the amount of $200,000 in order to raise funds for operations. The note was secured with nearly all of the assets of Mooney Airplane Company as specified within the Security Agreement dated July 29, 2002. The payment and interest terms are identical to those of the note executed on August 23, 2002. At September 30, 2002, the balance outstanding of $200,000 has been recorded as a current liability and interest in the amount of $1,000 has been accrued at 8%.

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

         The March 27, 2001 Debentures were issued with various stated conversion prices, all of which were below market at the time of issuance. The discount of $3,345,000 which resulted from these transactions, will be amortized over the life of the Debentures. For the nine months ended September 30, 2002, $552,000 has been amortized to interest expense, due to the passage of time and conversions into shares of common stock.

         At March 31, 2002, the Company was in default of one of the covenants of the agreement for failure to pay accrued interest. On May 20, 2002 the Company obtained waivers from note holders who participated under the March 27, 2001 Subscription Agreement, that waived their right to call the notes due, their right to have interest accrued at a penalty rate, and amended the terms of the note to require the payment of interest at maturity. Per the terms of the associated Collateral Agreement, the terms of the notes could be changed on behalf of all subscribers if approval is obtained from subscribers whose principal balance outstanding represents 60% of the entire balance outstanding, of which the Company obtained waivers representing 93% of the principal balance outstanding at May 20, 2002. An insufficient number of waivers were obtained from those note holders who participated in the July 25, 2001 transaction. Therefore interest has been accrued at the note face rate of 5% for those who signed the waivers and at the penalty rate for those who did not. Total interest accrued at September 30, 2002 under this Subscription Agreement was approximately $90,000. The balance of $947,000 outstanding at September 30, 2002 from the March 27,2001 transaction has been recorded as a long-term liability. The balance of $201,000 outstanding from the July 25, 2001 transaction has been recorded as a short-term liability, as the notes were due on July 25, 2002.

         On June 27, 2001, the Company obtained new financing of $1,000,000, which is separate from that of March 27, 2001, described above. The Company issued $1,000,000 in a Convertible Note ("Note" or "Debenture") with an interest rate of 5% to an accredited investor, as defined by Regulation D issued by the Securities and Exchange Commission under the Securities Act of 1933. As part of the agreement, the Company issued warrants to purchase 2,646,000 shares of common stock at a purchase price of $.22 per share. There is a mandatory redemption requirement at 125% of the unpaid principal balance and unpaid interest upon the occurrence of default or if the Company is prohibited from issuing shares of common stock. The Company did not register the shares issuable upon conversion within 30 days of the closing date which is a non-registration event pursuant to Section 10.4 of the Subscription Agreement. Pursuant to that Section, the subscriber is entitled to certain damages, and at September 30, 2002, the Company has accrued $187,000 in such damages. In addition, as the non-registration event lasted more than 61 days, an event of default also occurred. However, on May 20, 2002 the Company obtained a waiver from the note holder whereby the note holder waived his right to call the note due and amended the terms of the note to require the payment of interest at maturity. In addition, the note holder also waived his right to have liquidation damages accrued during the period May 20, 2002 through August 31, 2002. As a result, the balance outstanding of $1,000,000 at September 30, 2002 has been record as a long term liability.

         The June 27, 2001 debenture was issued with a various stated conversion price, which resulted in a beneficial conversion feature since the effective conversion price was below market at the time of the issuance. The discount of $351,000 which resulted from this transaction, will be amortized over the life of the debenture. During the nine months ended September 30, 2002 approximately $72,000 was amortized to interest expense. No notes issued under this agreement were converted as of September 30, 2002.

         At September 30, 2002, the Company has accrued approximately $128,000 in interest due at the penalty rate, as the waiver obtained and discussed above did not waive this note holder's right to collect interest at the penalty rate as defined in the note agreement.

         On October 26, 2001, the Company obtained a new financing of up to $10,000,000 with an availability of up to an additional $3,000,000, as part of a private placement offering, which is separate from that of March 27, 2001 and June 27, 2001. The Company issued $7,750,000 in Secured Convertible Notes ("Notes" or "Debentures") with an interest rate of 8% to accredited investors, as defined by Regulation D issued by the Securities and Exchange Commission under the Securities Act of 1933. In conjunction with the financing, the Company issued an additional $667,000 in Secured Convertible Notes as finders fees. As part of the agreement, the Company issued warrants to purchase 17,714,000 shares of Common Stock. Half of the warrants may be exercised at a purchase price of $.25 per share. The remaining 50% may be exercised at $.30 per share. There is a mandatory redemption requirement at 125% of the unpaid principal balance and unpaid interest upon the occurrence of default or if the Company is prohibited from issuing shares of common stock. The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to Section 10.4 of the Subscription Agreement. In addition, as the non-registration event lasted more than 61 days, an event of default has also occurred. However, on May 20, 2002, certain note holders under this Subscription Agreement signed a waiver similar to that discussed above. According to the terms of the waiver, the note holders waived their right to call the note due and to have liquidation damages accrued during the period May 20, 2002 through August 31, 2002. Therefore in accordance with the waiver and
Section 10.4, the Company has accrued $1,091,000 representing liquidation damages due to the note holders as a result of the non-registration event.

         In conjunction with the October 26, 2001 private placement, the Company entered into a Put Agreement with a group of its investors who hold convertible notes and Preferred Stock. Under the Put Agreement, the Company may sell up to an additional $5,000,000 in convertible notes and warrants. The Company's right to exercise this option expired October 25, 2002. Funding in the amount of $1,329,000 was obtained through the exercise of this option and is discussed below within the transaction closed on February 27,2002.

         The October 26, 2001 debentures were issued with various stated conversion prices, which resulted in a beneficial conversion feature since the conversion price was below market at the time of issuance. The discount of $5,936,000, which resulted from this transaction, will be amortized over the life of the debentures. For the nine-month period ended September 30, 2002, approximately $810,000 was amortized to interest expense due to the passage of time and conversions.

         At September 30, 2002, the Company has accrued approximately $781,000 in interest due the note holders. The Company failed to pay the interest due on September 30, 2002 and within the 10 day grace period which is an event of default, therefore, interest has been accrued at the penalty rate of 10%. However, as discussed earlier, on May 20, 2002, the Company obtained waivers from certain note holders. As the debentures are secured, per the terms of the associated Collateral Agreement, the terms of the notes could be changed on behalf of all subscribers under terms similar to the debentures issued on March 27, 2001. As waivers representing 66% of all subscribers were obtained, the notes were amended to require the payment of interest at maturity thus curing that event of default, but the waiver did not prohibit the accrual of interest at the penalty rate. Due to the non-registration event of default noted above, the principal balance of $5,468,000 outstanding as of September 30, 2002 under this Agreement and representative of those who signed the waivers has been recorded as a long-term liability in the balance sheet, while the remaining outstanding balance of $2,849,000 has been recorded as a current liability.

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

         The February 27, 2002 debentures were issued with various stated conversion prices, which resulted in a beneficial conversion feature since the conversion price was below market at the time of issuance. The resulting discount of $3,385,000 will be amortized over the life of the debentures. As of September 30, 2002, approximately $434,000 was amortized to interest expense due to the passage of time and conversions.

         With respect to the three financing deals which closed on February 27, 2002 discussed above, the Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to Section 10.4 of the Subscription Agreement. In addition, as the non-registration event lasted more than 61 days, an event of default has also occurred. However, on May 20, 2002 certain note holders under this Subscription Agreement signed a waiver similar to that discussed above, and waived their right to call the note due and to have liquidation damages accrued during the period May 20, 2002 through August 31, 2002. Therefore in accordance with
Section 10.4, the Company has accrued $438,000 representing liquidation damages due to the note holders as a result of the non-registration event. In addition, those who signed the waivers also amended the terms of their note agreements to require the payment of interest at maturity, but did not waive their right to have interest accrued at the penalty rate of 10%. As interest was due on September 30, 2002, and the Company failed to pay the interest when due or within the 10-day grace period, a second event of default has occurred. At September 30, 2002, the Company has accrued approximately $402,000 in interest due the note holders. Due to these events of default, the outstanding principal balance of $3,419,000 at September 30, 2002 under this Agreement that is representative of those who signed the waivers has been recorded as a long-term liability in the balance sheet, while the remaining outstanding balance of $2,540,000 has been recorded as a current liability.

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

         The March 26, 2002 debentures were issued with stated conversion prices, which resulted in a beneficial conversion feature since the conversion price was below market at the time of issuance. The resulting discount of $988,000 will be amortized over the life of the debentures. As of September 30, 2002, approximately $99,000 was amortized to interest expense due to the passage of time. No notes issued under this agreement were converted during the nine months ended September 30, 2002.

         The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to
Section 10.4 of the Subscription Agreement. In addition, as the non-registration event lasted more than 61 days an event of default has also occurred. However, certain note holders under this Subscription Agreement signed a waiver similar to that discussed above. According to the terms of the waiver, the note holder waived his/her right to call the notes due and have liquidation damages accrued during the period May 20, 2002 through August 31, 2002. Therefore in accordance with the waiver and Section 10.4, the Company has accrued $51,000 representing liquidation damages due to the note holders as a result of the non-registration event. In addition, those who signed the waivers also amended the terms of their note agreements to require the payment of interest at maturity, but did not waive their right to have interest accrued at the penalty rate of 10%. As interest was due on September 30, 2002 and the Company failed to pay the interest when due or within the 10 day grace period, a second event of default has occurred. At September 30, 2002, the Company has accrued approximately $83,000 in interest due the note holders. Due to the events of default noted above, the outstanding principal balance of $1,245,000 at September 30, 2002 under this Agreement that is representative of those who signed the waivers has been recorded as a long-term liability in the balance sheet, while the remaining outstanding balance of $350,000 has been recorded as a current liability.

         On April 11, 2002, the Company issued $950,000 in 8% Unsecured Convertible Notes in a subsequent closing that was part of the new private placement that closed on February 27, 2002. In conjunction with the closing, the Company issued an additional $95,000 in Unsecured Convertible Notes as finder's fees. The notes are convertible after 120 days into shares of common stock under the same terms as the October 26, 2001 private placement. The maturity date of the notes is October 26, 2006 with interest being due at maturity. Attached to the notes were warrants to purchase 2,171,000 shares of Class A Common Stock. The warrants may be exercised under the same terms as the warrants issued in conjunction with the October 26, 2001 private placement. At September 30, 2002 the Company has accrued $40,000 in interest due the note holders.

         The April 11, 2002 debentures were issued with stated conversion prices, which resulted in a beneficial conversion feature since the conversion price was below market at the time of issuance. The resulting discount of $661,000 will be amortized over the life of the debentures. As of September 30, 2002, approximately $64,000 was amortized to interest expense due to the passage of time. As of September 30, 2002, no notes issued under this agreement had been converted.

         The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to
Section 10.4 of the Subscription Agreement. As the non-registration event lasted ore than 61 days an event of default has also occurred. However, certain note holders under this Subscription Agreement signed a waiver similar to that discussed above. According to the terms of the waiver, the note holders waived their right to call their notes due and to have liquidation damages accrued during the period May 20, 2002 through August 31, 2002. Therefore, at September 30, 2002, in accordance with the waiver and Section 10.4, the Company has accrued $50,000 representing liquidation damages due to the note holders as a result of the non-registration event and subsequent default. Therefore due to the event of default, the outstanding debenture principal balance of $395,000 at September 30, 2002 under this agreement that is representative of those who signed the waivers has been recorded as a long-term liability in the balance sheet, while the remaining outstanding balance of $650,000 has been recorded as a current liability.

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

         The May 16, 2002 debentures were issued with various stated conversion prices, which resulted in a beneficial conversion feature since the conversion price was below market at the time of issuance. The resulting discount of $497,000 will be amortized over the life of the debentures. As of September 30, 2002, approximately $37,000 was amortized to interest expense due to the passage of time. As of September 30, 2002, no notes issued under this agreement had been converted.

         The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to
Section 10.4 of the Subscription Agreement. In addition, as the non-registration event lasted more than 61 days, an event of default has also occurred. However, certain note holders under this Subscription Agreement signed a waiver similar to that discussed above. According to the terms of the waiver, the note holder waived his/her right call the notes due, and to have liquidation damages accrued during the period May 20, 2002 through August 31, 2002. Therefore, at September 30, 2002, in accordance with the waiver and Section 10.4, the Company has accrued $23,000 representing liquidation damages due to the note holders as a result of the non-registration event. In addition, those who signed the waivers also amended the terms of their note agreements to require the payment of interest at maturity, but did not waive their right to have interest accrued at the penalty rate of 10%. As interest was due on September 30, 2002, and the Company failed to pay interest when due or within the 10-day grace period, a second event of default has occurred. At September 30, 2002, the Company has accrued approximately $31,000 in interest due the note holders. Due to the occurrence of the events of default, the outstanding principal balance of $453,000 at September 30, 2002 under this Agreement that is representative of those who signed the waivers has been recorded as a long-term liability in the balance sheet, while the remaining outstanding balance of $350,000 has been recorded as a current liability.

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

         The June 6, 2002 debentures were issued with stated conversion prices, which resulted in a beneficial conversion feature since the conversion price was below market at the time of issuance. The resulting discount of $230,000 will be amortized over the life of the debentures. As of September 30, 2002, approximately $14,000 was amortized to interest expense due to the passage of time. No notes issued under this agreement were converted during the nine months ended September 30, 2002.

         The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to
Section 10.4 of the Subscription Agreement. However, certain note holders under this Subscription Agreement signed a waiver similar to that discussed above. According to the terms of the waiver, the note holder waived his/her right to have liquidation damages accrued during the period May 20, 2002 through August 31, 2002. Therefore, at September 30, 2002, in accordance with the waiver and
Section 10.4, the Company has accrued $10,000 representing liquidation damages due to the note holders as a result of the non-registration event.

         At September 30, 2002 the Company has accrued approximately $9,000 in interest due the note holders. In addition, as no events of default have occurred with respect to these notes, the principal value of the notes outstanding of $358,000 has been recorded as a long-term liability.

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

         The June 10, 2002 debentures were issued with stated conversion prices, which resulted in a beneficial conversion feature since the conversion price was below market at the time of issuance. The resulting discount of $367,000 will be amortized over the life of the debentures. As of September 30, 2002, approximately $22,000 was amortized to interest expense due to the passage of time. No notes issued under this agreement were converted during the nine months ended September 30, 2002.

         The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to
Section 10.4 of the Subscription Agreement. However, certain note holders under this Subscription Agreement signed a waiver similar to that discussed above. According to the terms of the waiver, the note holder waived his/her right to have liquidation damages accrued during the period May 20, 2002 through August 31, 2002. Therefore, at September 30, 2002, in accordance with the waiver and
Section 10.4, the Company has accrued $11,000 representing liquidation damages due to the note holders as a result of the non-registration event.

         At September 30, 2002 the Company has accrued approximately $14,000 in interest due the note holders. In addition, as no events of default have occurred with respect to these notes, the principal value of the notes outstanding of $550,000 has been recorded as a long-term liability.

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

         The June 18, 2002 debentures were issued with various stated conversion prices, which resulted in a beneficial conversion feature since the conversion price was below market at the time of issuance. The resulting discount of $257,000 will be amortized over the life of the debentures. As of September 30, 2002, approximately $15,000 was amortized to interest expense due to the passage of time. No notes issued under this agreement were converted during the nine months ended September 30, 2002.

         The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to
Section 10.4 of the Subscription Agreement. However, certain note holders under this Subscription Agreement signed a waiver similar to that discussed above. According to the terms of the waiver, the note holder waived his/her right to have liquidation damages accrued during the period May 20, 2002 through August 31, 2002. Therefore, at September 30, 2002, in accordance with the waiver and
Section 10.4, the Company has accrued $7,000 representing liquidation damages due to the note holders as a result of the non-registration event.

         At September 30, 2002 the Company has accrued approximately $9,000 in interest due the note holders. In addition, as no events of default have occurred with respect to these notes, the principal value of the notes outstanding of $385,000 has been recorded as a long-term liability.

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

         The June 28, 2002 debentures were issued with various stated conversion prices, which resulted in a beneficial conversion feature since the conversion price was below market at the time of issuance. The resulting discount of $1,372,000 will be amortized over the life of the debentures. As of September 30, 2002, approximately $72,000 was amortized to interest expense due to the passage of time. No notes issued under this agreement were converted during the nine months ended September 30, 2002.

         The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to
Section 10.4 of the Subscription Agreement. However, certain note holders under this Subscription Agreement signed a waiver similar to that discussed above. According to the terms of the waiver, the note holder waived his/her right to have liquidation damages accrued during the period May 20, 2002 through August 31, 2002. Therefore in accordance with the waiver and Section 10.4, the Company has accrued $24,000 representing liquidation damages due to the note holders at September 30, 2002 as a result of the non-registration event.

         At September 30, 2002 the Company has accrued approximately $42,000 in interest due the note holders. In addition, as no events of default have occurred with respect to these notes, the principal value of the notes outstanding of $2,000,000 has been recorded as a long-term liability.

         On July 10, 2002, the Company issued $250,000 in 8% Unsecured Convertible Notes under a new Subscription Agreement. In conjunction with the closing, the Company issued an additional $25,000 in Unsecured Convertible Notes as finder's fees. The notes are convertible after 120 days into shares of common stock at a conversion price of $.35 or 70% of the average of the three lowest closing bid prices for our common stock for the thirty days prior to conversion. The maturity date of the notes is July 10, 2007 and interest is due on that date. Attached to the notes were warrants to purchase 571,000 shares of common stock. The first 50% of the warrants may be exercised after 45 days at a price of $.25 per share and the remaining 50% may be exercised at $.30 per share. There is a mandatory redemption requirement at 125% of the unpaid principal balance and unpaid interest upon the occurrence of default or if the Company is prohibited from issuing shares of common stock.

         The July 10, 2002 debentures were issued with various stated conversion prices, which resulted in a beneficial conversion feature since the conversion price was below market at the time of issuance. The resulting discount of $192,000 will be amortized over the life of the debentures. As of September 30, 2002, approximately $9,000 was amortized to interest expense due to the passage of time. No notes issued under this agreement were converted during the nine months ended September 30, 2002.

         The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to
Section 10.4 of the Subscription Agreement. However, certain note holders under this Subscription Agreement signed a waiver similar to that discussed above. According to the terms of the waiver, the note holder waived his/her right to have liquidation damages accrued during the period May 20, 2002 through August 31, 2002. Therefore, at September 30, 2002, in accordance with the waiver and
Section 10.4, the Company has accrued $2,000 representing liquidation damages due to the note holders as a result of the non-registration event.

         At September 30, 2002 the Company has accrued approximately $5,000 in interest due the note holders. In addition, as no events of default have occurred with respect to these notes, the principal value of the notes outstanding of $275,000 has been recorded as a long-term liability.

         On July 31, 2002, the Company issued $300,000 in 8% Unsecured Convertible Notes under the July 10, 2002 Subscription Agreement. In conjunction with the closing, the Company paid $30,000 in cash and issued warrants to purchase 86,000 shares of common stock as finder's fees. The finder's fee warrants may be exercised after 45 days at a price of $.30 per share. The notes are convertible after 120 days into shares of common stock at a conversion price of $.35 or 70% of the average of the three lowest closing bid prices for our common stock for the thirty days prior to conversion. The maturity date of the notes is July 31, 2007 and interest is due on that date. Attached to the notes were warrants to purchase 150,000 shares of common stock. The warrants may be exercised under terms similar to those issued as finder's fees.

         The July 31, 2002 debentures were issued with various stated conversion prices, which resulted in a beneficial conversion feature since the conversion price was below market at the time of issuance. The resulting discount of $154,000 will be amortized over the life of the debentures. As of September 30, 2002, approximately $5,000 was amortized to interest expense due to the passage of time. No notes issued under this agreement were converted during the nine months ended September 30, 2002.

         The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to
Section 10.4 of the Subscription Agreement. Therefore, at September 30, 2002, in accordance with Section 10.4, the Company has accrued less than $1,000 representing liquidation damages due to the note holders as a result of the non-registration event.

         At September 30, 2002 the Company has accrued approximately $4,000 in interest due the note holders. In addition, as no events of default have occurred with respect to these notes, the principal value of the notes outstanding of $300,000 has been recorded as a long-term liability.

         Additionally, on September 10, 2002, the Company issued $2,000,000 in 8% Unsecured Convertible Notes under a new Subscription Agreement. In conjunction with the closing, the Company paid $40,000 in cash, issued an additional $160,000 in convertible notes and issued warrants to purchase 571,000 shares of common stock, all as finder's fees. The finder's fee warrants may be exercised after 45 days at a price of $.30 per share. The notes are convertible after 120 days into shares of common stock at a conversion price of $.35 or 70% of the average of the three lowest closing bid prices for our common stock for the thirty days prior to conversion. The maturity date of the notes is September 10, 2007 and interest is due on that date. Attached to the notes were warrants to purchase 4,000,000 shares of common stock. The first 50% of the warrants may be exercised after 45 days at a price of $.25 per share and the remaining 50% may be exercised at $.30 per share. There is a mandatory redemption requirement at 125% of the unpaid principal balance and unpaid interest upon the occurrence of default or if the Company is prohibited from issuing shares of common stock.

         The September 10, 2002 debentures were issued with various stated conversion prices, which resulted in a beneficial conversion feature since the conversion price was below market at the time of issuance. The resulting discount of $1,680,000 will be amortized over the life of the debentures. As of September 30, 2002, approximately $18,000 was amortized to interest expense due to the passage of time. No notes issued under this agreement were converted during the nine months ended September 30, 2002.

         At September 30, 2002 the Company has accrued approximately $8,000 in interest due the note holders. In addition, as no events of default have occurred with respect to these notes, the principal value of the notes outstanding of $2,000,000 has been recorded as a long-term liability.

         As of September 30, 2002, various note holders converted a total of $ 4,831,000 of Convertible Debentures into 31,692,636 shares of Class A Common Stock.

6.  STOCKHOLDERS' DEFICIENCY

PREFERRED STOCK

         Through September 30, 2002, the Company has issued 91,085 shares and received $8,265,000 (net of $843,000 in commissions and legal fees) related to a preferred stock agreement to issue up to 100,000 shares of 5% Cumulative Convertible Series A Preferred Stock ("Preferred Stock") with a stated value of $100 per share and Common Stock Purchase Warrants to purchase Class A Common Stock, for the aggregated purchase price of $10 million. The Company has outstanding 38,459 shares of Preferred Stock with a stated value of $3,845,900 and detachable warrants to purchase 1,082,000 shares of common stock. No Preferred Stock was issued during the nine months ended September 30, 2002. The remaining $891,500 in Preferred Stock funding will not occur until certain criteria have been met.

         Additionally, as consideration for the transaction, placement warrants to purchase up to 1,688,000 shares of Class A Common Stock were issued. Fair values of $1,231,000 and $987,000 for the detachable warrants and the placement warrants, respectively, were included in stockholders' deficiency and were netted as a discount to the Preferred Stock. The discount is being amortized over the life of the warrants. During the nine month period ended September 30, 2002, $68,000 was amortized to Accumulated Deficit as a return on equity. The warrants are exercisable in installments and the terms for the placement warrants are similar to the terms of the detachable warrants issued with the Preferred Stock. The fair value for these warrants was estimated at the dates of grant using a Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rates of 4.68% to 6.43%; dividend yields of 0%; a volatility factor of .566 to .915 and an expected life of the warrants of 3 years.

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

         Holders of the Preferred Stock are entitled to receive cash dividends, payable quarterly and have preferential liquidation rights above all other issuances of common stock for an amount equal to the stated value. The Preferred Stock and unpaid dividends are convertible into shares of common stock equal to an amount determined by the market value of the common share at the date of close, adjusted for changes in the market price prior to the conversion. Preferred stockholder's do not have voting rights. As of September 30, 2002, the Company had accumulated dividends in arrears for the Preferred Stock totaling $420,000 or $ 10.91 per share.

         For the nine-month period ended September 30, 2002, various preferred stockholders had converted a total of 8,189 shares plus dividends in arrears into 5,627,000 shares of Class A Common Stock. No warrants have been exercised as of September 30, 2002.

EQUITY LINE OF CREDIT

         On August 15, 2000, the Company signed a Private Equity Line of Credit Agreement ("Equity Line") to sell up to $20,000,000 of Common stock over the course of two years. This Equity Line enables us to request, at the Company's sole discretion, that the investors purchase certain amounts of shares every 15 days at a price equal to 92% or 93% of the market price. Each request will be for a minimum of $200,000 and subject to a maximum of $1,500,000. Additional drawings on this Equity Line are dependent upon stock market conditions. As of December 31, 2001, we had 5,707,000 shares outstanding under the Equity Agreements with a total net proceeds of $2,393,000. No shares under the equity line were sold during the nine-month period ended September 30, 2002.

         In connection with the Equity Line transactions, warrants to purchase 4,269,000 shares of common stock over the next three years, at a stock price as defined in each agreement, were issued. The fair value related to these warrants of $632,000 has been included in stockholders' deficiency and no warrants have been exercised as of September 30, 2002. The fair value of these warrants was estimated on the date of issuance using a Black-Scholes pricing model with the following weighted average assumptions:

     Transaction            Exercise           Risk-Free           Dividend          Volatility          Expected
         Date                 Price            Interest             Yield              Factor              Life
-------------------------------------------------------------------------------------------------------------------
August 15, 2000               $3.15              6.12%                0%                .855                 3
May 1, 2001                $.32-$1.20            4.68%                0%                .915                 3

7.  INVENTORIES

A summary of inventories is as follows:

                                                           SEPTEMBER 30, 2002
                                                           ------------------

     Raw materials and purchased parts                     $       2,199,000
     Manufactured parts                                            3,335,000
     Work-in-process                                               3,346,000
     Finished goods                                                  797,000
                                                           ------------------
                                                                   9,677,000
     Less allowance for obsolete and
       slow-moving parts                                           1,475,000
                                                           ------------------

                                                           $       8,202,000
                                                           ==================

8.  EXECUTIVE COMPENSATION EXPENSES

         The Company's former President and Chief Executive Officer, Dr. Carl Chen, resigned effective January 8, 2002. He will remain available as needed for consulting with the Company on mutually agreed upon basis. The Company agreed to pay Dr. Chen severance of $300,000 over the next two years. In addition, he received warrants to purchase 2,000,000 shares of Class A Common Stock at an exercise price of $.25. At September 30, 2002, $150,000 of the cash severance has been paid. At that date, the Company has accrued compensation expense of $470,000, representing the liability for the remaining $150,000 cash payment due, plus the estimated fair value of the warrants issued.

         On August 15, 2002, Mr. Roy H. Norris, President and Chief Executive Officer submitted his resignation to the Board of Directors. Mr. Norris announced that he had accomplished the objectives he established in taking this position, of recruiting a new management team and setting a new direction for the company, and was submitting his resignation and turning the company over to those he recruited for that purpose. Subsequent to Mr. Norris' resignation, Mr.
L. Peter Larson, Chief Operating Officer and Chief Financial Officer, became the President and Chief Executive Officer. The terms of Mr. Norris' severance called for the payment of $165,000 in cash as severance pay, in addition to $58,000 in consulting fees and expenses, and has been paid. In addition, the Company is to issue a number of shares of Class A common stock that is equivalent to 1.5% of all outstanding Class A shares as of the date of issuance. As of September 30, 2002, these shares had not yet been issued, however a liability of $150,000 was recorded to accrue the fair value of the shares owed.

         Additionally, the Company has executed three-year employment agreements with two executives dated January 8, 2002. On a ratable basis over the three-year period, the executives will vest a total of 5% ownership in the Company. At September 30, 2002, the Company has accrued $93,000 in compensation expense representing the estimated fair market value of the vested ownership at the date.

         As of September 30, 2002 the Company also had a similar employment agreement with Mr. L. Peter Larson. However, on November 14, 2002, Mr. Larson submitted his resignation to the Board of Directors. As a result, the amount owed to him as stock compensation was decreased from 3% to 1%, as of the shares outstanding at November 1, 2002 per the terms of his severance. Therefore, as of September 30, 2002 the Company has accrued approximately $44,000 due Mr. Larson which reflects this change. Refer to footnote 10 regarding Mr. Larson's resignation.

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

         This transaction was accounted for by the purchase method of accounting, as required by SFAS No. 141, BUSINESS COMBINATIONS, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired has been recorded as goodwill in the amount of $1,287,000 at September 30, 2002. The allocation is preliminary, and may be adjusted upon the completion of an appraisal of the property, plant, and equipment and other future analyses. The appraisal is expected to be completed by the end of the fourth quarter.

         The operating results of the acquisition are included in the Company's consolidated results of operations from April 19, 2002. The following unaudited proforma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the year of acquisition and the year immediately preceding, after the effect of certain adjustments. These proforma results have been presented for comparative purposes only and are not indicative of what would have occurred had the acquisitions been made as of January 1, 2001, appropriately, or of any potential results which may occur in the future. The results of operations of MACorp included in the pro forma information below are not indicative of what the results of operations would be had MACorp been operating under normal circumstances, as it was operating under Chapter 11 proceedings during a portion of the time during the nine months ended September 30, 2002, and the nine months ended September 30, 2001.

      ---------------------------------------- ------------------------ -------------------------
                                                  Nine Months Ended        Nine Months Ended
                                                 September 30, 2002        September 30, 2001
      ---------------------------------------- ------------------------ -------------------------
      Pro forma (unaudited)
      ---------------------------------------- ------------------------ -------------------------
      Revenue                                  $     2,167,000          $   14,226,000
      ---------------------------------------- ------------------------ -------------------------
      Loss from continuing operations          $  (12,601,000)          $  (13,621,000)
      ---------------------------------------- ------------------------ -------------------------
      Net loss                                 $  (20,474,000)          $  (18,934,000)
      ---------------------------------------- ------------------------ -------------------------
      Net loss per share                       $        (0.32)          $        (0.78)
      ---------------------------------------- ------------------------ -------------------------

10.  SUBSEQUENT EVENTS

         On October 1, 2002 the Board of Directors approved a resolution to close the Company's facility in Long Beach, California, in an effort to minimize costs and focus efforts on the manufacturing facility in Kerrville, Texas. Since the Company is obligated under a lease for the facility through 2017, it will make efforts to sublease the facility. These actions may result in the possible write-off of all or a portion of the building cost. The planned closure will also include the termination of all employees at the facility, with the exception of a small accounting staff. The Company has not yet determined the impact of this decision on the consolidated financial statements.

         On October 4, 2002, the Company executed four promissory notes in the aggregate amount of $1,100,000. The Company received $333,000 in cash proceeds that were used to fund operations. The remaining amount of $767,000, was paid directly to Congress by the creditor on behalf of the Company, to make the principal, interest and additional financing payments due on October 4, 2002 (the due dates had been extended from September 30, 2002 and October 1, 2002). The notes were secured by five aircraft owned by the Company as defined in the Security Agreement dated October 4, 2002. The notes are due on November 19, 2002, and accrue interest at a rate of 10% per annum, and at 12% should an event of default occur.

         On October 10, 2002 the Company executed a promissory note for $250,000 to raise funds for operations. The terms are similar to the note signed on October 4, 2002.

         On November 1, 2002, the Board of Directors determined that in conjunction with the Company's efforts to minimize costs, Mr. L. Peter Larson, President, Chief Executive Officer and Chief Financial Officer, should resign from his position, and Mr. Dale Ruhmel, Executive Vice President of Operations, should be terminated. However, Mr. Larson's resignation was not formally submitted to the Board until November 14, 2002, and Mr. J. Nelson Happy, Executive Vice President-General Counsel was named President and Chief Executive

Officer. No Chief Financial Officer was named. The terms of Mr. Larson's severance call for the payment of $36,000 in cash and $36,000 in stock over the course of the next 12 months, in addition to the shares of stock due him as discussed in footnote 8. The terms of Mr. Ruhmel's severance have not been resolved.

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

         We have commenced the commercial sale of our aircraft, and we derive a substantial portion of our revenues from the sale of a relatively small number of aircraft. As a result, a small reduction in the number of aircraft shipped in a quarter could have a material adverse effect on our financial position and results of operations for that quarter. Our policy is to collect progress payments during the construction of aircraft and final payments upon the delivery of aircraft. Construction or delivery delays near the end of a particular quarter due to, for example, shipment rescheduling, delays in the delivery of component parts or unexpected manufacturing difficulties, could cause the financial results of the quarter to fall significantly below our expectations and could materially and adversely affect our financial position and results of operations for the quarter.

         During 2002 and 2003, we intend to focus our efforts on the following events:

         o The restoration to full production of MAC's manufacturing line in Kerrville, Texas.

         o Enhancement and aggressive implementation of our marketing program.

         o        Reduction of costs to increase profit margins.

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

         On August 15, 2002, Mr. Norris announced that he had accomplished the objectives he established in taking this position, of recruiting a new management team and setting a new direction for the company, and was submitting his resignation and turning the company over to those he recruited for that purpose. On August 19, 2002 Mr. L. Peter Larson was named President, Director, Chief Executive Officer and also retained his previous position as Chief Financial Officer. We have entered into three-year employment agreements with J. Nelson Happy, Executive Vice-President and General Counsel, and Nicolas Chabbert, Executive Vice President of Sales and Marketing on terms designed to reward performance. Over the three- year period Happy will vest in ownership of three percent of the outstanding shares of the Company and receive an annual salary of $200,000 plus reimbursement of expenses. Chabbert will receive an annual salary of $150,000, plus options to purchase 300,000 shares of our Class A Common Stock.

         As of September 30, 2002, we also had similar employment agreements with Mr. Larson and Mr. Ruhmel. However, on November 1, 2002, the Board of Directors determined that in conjunction with the Company's efforts to minimize costs, Mr. Larson, should resign from his position, and Mr. Ruhmel should be terminated. However, Mr. Larson's resignation was not formally submitted to the Board until November 14, 2002, and Mr. J. Nelson Happy, Executive Vice President-General Counsel was named President and Chief Executive Officer. No Chief Financial Officer has yet been named, nor has Mr. Ruhmel's severance been resolved.

         We have generated $1,707,000 in operating revenues to date, from the delivery of two aircraft and spare parts sales, and have incurred losses from our operating activities of $11,117,000 during the nine-month period ended September 30, 2002. Included in the loss was a gain of $170,000 from the disposal of a fully depreciated piece of equipment. We believe we will continue to experience losses until such time as we attain a sales level of our aircraft on a commercial scale. No assurance can be made that we will be able to attain sales levels of our aircraft in the foreseeable future that will allow us to generate revenue sufficient to maintain its operations without other sources of financing.

          Our current cash balance, including the additional funding obtained subsequent to September 30, 2002 described elsewhere (see "Liquidity and Capital Resources"), has been sufficient to finance our plan of operations and acquisitions to date. We are currently in negotiations with certain individuals whose intention is to fund us approximately $5,000,000 over the next month in the fourth quarter, however no firm commitment exists at the current time. Should this funding be obtained, we believe it, and the cash generated from our operating activities will be sufficient to meet our operating needs for the next 12 months. Should this funding not be obtained, additional funding will be required, either through additional stock issuances or debt financing. If sources of financing are unavailable, we will have to curtail our plans and will be unable to pay our obligations to Congress. If we are unable to pay our obligations to Congress, it will have the ability to take legal action against us under the terms of our various notes payable to Congress. Legal action taken by Congress could include foreclosure on all of our assets, which would likely result in cessation of the majority or all of our operations.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002, we had a negative working capital of $4,886,000 and stockholders' deficiency of $6,395,000. Since our inception in January 1990, we have experienced continuing negative cash flow from operations, which have resulted in our inability to pay certain existing liabilities in a timely manner. We have financed our operations through private funding of equity and debt and through the proceeds generated from our December 1996 initial public offering.

         We expect to continue to incur losses until such time, as we restore our production processes to planned production levels and regain market acceptance of our aircraft at selling prices and volumes which provide adequate gross profit to cover operating costs and generate positive cash flow. Our working capital requirements will depend upon numerous factors, including the level of resources devoted to the scale-up of manufacturing and the establishment of sales and marketing. No assurance can be made that the Company will be able to restore Mooney's production processes to planned levels, regain market acceptance for our aircraft or generate positive cash flow in the foreseeable future, or ever. If the Company is unable to generate cash flow through its operations as necessary, it will have to continue to obtain financing through equity or debt financing. No assurance can be made that the Company will be able to obtain sufficient equity or debt financing under terms acceptable to the Company to allow it to maintain operations according to its current operating plans, or at all.

         Our management team has developed a financial plan to address our working capital requirements. Since early 2001, this has included the issuance of convertible debentures. The debentures are convertible into shares of Class A Common Stock at various conversion prices as specified in each transaction's note agreement. The notes earn interest at the rate stated in the note agreements and the payment terms vary with each agreement. Based upon the specific payment terms of the following agreements, events of default have occurred due to our failure to pay the interest due on the appropriate due dates: March 2001, June 2001, July 2001, October 2001, February 2002, March 2002 and May 2002. No events of default due to the failure to pay interest have occurred with respect to debentures issued under any other transactions, as all the payment terms of such other debentures call for the payment of interest at maturity.

         In addition to the events of default that have occurred as described above, the Company's failure to register the appropriate amount of shares to cover possible conversions as specified within each transaction's Subscription Agreement, has led to the occurrence of non-registration events. Should such an event extend beyond 60 days from the date of the transaction closing, each note holder shall be entitled to damages that are to be paid either in cash or additional shares of Class A Common Stock, according to the formula specified in the Subscription Agreement. As of September 30, 2002, the Company has accrued a total of $1,895,000 in such damages. In addition, a non-registration event does not constitute an event of default unless such an event continues for 61 or 181 days beyond the transaction closing date, depending upon the terms specified in the Subscription Agreement. When such an even of default occurs, the note holders have the right to call the notes due. This is the case for the transactions from June 2001, October 2001, February 2002, March 2002, April 2002 and May 2002.

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

         The specific circumstances regarding the events of default and non-registration and the obtaining of waivers has been discussed in greater detail within Note 5 of the footnotes to the financial statements, however the following table summarizes the convertible debenture transactions the Company has entered into to date, showing each transaction's original principal balance, the number of warrants issued in conjunction with the debentures, the principal balance outstanding at September 30, 2002, and whether each transaction has fallen into an event of non-registration or default, or both, as of the date of this filing, the cause thereof, and whether the obtaining of waivers and amendments has completely or partially cured the default for all note holders.

------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
                   Original                                                                Event of Default and
                   Principal Value                    Principal Balance   Non-Registration Cause (I=interest;
                   (including                         Outstanding at      Event as of      R=Registration; FC=fully
Closing Date       finders fees)       Warrants       September 30, 2002  November 15,2002 cured; PC=partially cured)
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
3/27/2001          $4,456,000          8,254,000      $947,000            No               Yes-I, FC
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
6/27/2001          $1,000,000          2,646,000      $1,000,000          Yes              Yes-I, R, FC
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
7/25/2001          $1,068,000          2,000,000      $201,000            No               Yes-I, PC
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
10/26/2001         $8,417,000          17,714,000     $8,317,000          Yes              Yes-I, R, PC
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
2/27/2002 (1)      $2,475,000          5,143,000      $2,475,000          Yes              Yes-I, R, PC
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
2/27/2002 (2)      $1,462,000          3,037,000      $1,462,000          Yes              Yes-I, R, FC
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
2/27/2002 (3)      $2,272,000          4,926,000      $2,022,000          Yes              Yes-I, R, PC
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------





------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
3/26/2002          $1,595,000          3,314,000      $1,595,000          Yes              Yes-I, R, PC
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
4/11/2002          $1,045,000          2,171,000      $1,045,000          Yes              Yes-R, PC
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
5/16/2002          $803,000            1,669,000      $803,000            Yes              Yes-I, R, PC
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
6/6/2002           $358,000            743,000        $358,000            Yes              No
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
6/10/2002          $550,000            1,143,000      $550,000            Yes              No
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
6/18/2002          $385,000            800,000        $385,000            Yes              No
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
6/28/2002          $2,000,000          4,000,000      $2,000,000          Yes              No
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
7/10/2002          $275,000            571,000        $275,000            Yes              No
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
7/31/2002          $300,000            236,000        $300,000            Yes              No
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
9/10/2002          $2,160,000          4,571,000      $2,160,000          Yes              No
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------
Totals             $30,621,000         62,938,000     $25,895,000
------------------ ------------------- -------------- ------------------- ---------------- ---------------------------

         Of the total outstanding principal balance recorded at September 30, 2002 only $6,940,000 has been recorded as short-term, either due to the maturity date of the note, or the failure of the Company to obtain waivers from the note holders.

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

         As of September 30, 2002, we also had additional secured notes and short-term loans payable outstanding of approximately $2,449,000, as further described in footnote 4. Of the balance outstanding, $1,477,000 has fallen into default, however the creditors have made no attempt to collect the assets pledged as collateral. All amounts have been recorded as a current liability.

         On October 4, 2002 we also executed another secured promissory note in the amount of $1,100,000, and used the proceeds to pay the principal and interest payments due Congress, and fund operations. This note was secured by certain assets of the Company.

On October 10, 2002 the Company executed a promissory note for $250,000 to raise funds for operations.

         While there is no assurance that additional financing will be available, we believe that we have developed a financial plan that, if executed successfully, will substantially improve our ability to meet our working capital requirements throughout the next year. We are currently pursuing other financing to ensure that we have sufficient funds through the next twelve months. Although our current cash balance including the additional funding obtained subsequent to September 30, 2002 described above has been sufficient to finance our plan of operations and acquisitions to date, it and expected cash flow from operations will not be sufficient to fund operations for the next 12 months. Additional funding will be required and is expected, either through additional stock issuances or debt financing obtained from certain private parties. If sources of financing are unavailable, we will have to curtail our plans and will be unable to pay our obligations to Congress.

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

Item 4.  Controls and Procedures

As of September 30, 2002, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's management, including the Chief Executive Officer, concluded that the Company's disclosure controls and procedures are effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On May 22, 2002, the Company received a demand letter regarding an individual formerly employed by the Company who is asserting claims regarding an alleged breach of an employment agreement and an aircraft sale agreement, as well as sums allegedly due on a consulting agreement. The letter claims the Company owes the claimant a total of $210,625, plus interest, as well as the obligation to locate a qualified buyer for the claimant's aircraft or purchase the aircraft itself. It also makes claim for various statutory penalties in an unstated amount under California Labor Code Sec. 203 in payment of alleged wages owed. The letter gives the Company until May 27, 2002 to respond.

Item 5.  Other Information

         On November 1, 2002, Mr. L. Peter Larson tendered his resignation as President, Chief Executive Officer, Director and Chief Financial Officer, however his resignation was not formally submitted to the Board of Directors until November 14, 2002. J. Nelson Happy was named President and Chief Executive Officer. No Chief Financial Officer has been named as of the date of this filing. Also on November 1, 2002, Mr. Dale Ruhmel, Executive Vice President of Operations and Director, was terminated by the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  99.1     Certification of Chief Executive Officer

         (b)      Reports on Form 8-K

                  NONE

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MOONEY AEROSPACE GROUP, LTD.

                         By: /s/ J. Nelson Happy
                             ---------------------------------------------------
                             J. Nelson Happy, President and Chief Executive Officer

Dated:  November 19, 2002

--------------------------------------------------------------------------------
    CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
         PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------

         I, J. Nelson Happy, hereby certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Mooney Aerospace Group, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under with such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report the undersigned's conclusions about the effectiveness of the disclosure controls and procedures based on our required evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

                         By: /s/ J. Nelson Happy
                             ---------------------------------------------------
                             J. Nelson Happy
                             Chief Executive Officer