Form 10KSB
period 2002-12-31
MOONEY AEROSPACE GROUP LTD
filed 2003-06-16
CIK 1019825

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from _____ to _____

                          Commission File No. 000-21749

                          MOONEY AEROSPACE GROUP, LTD.
                          ----------------------------
                 (Name of Small Business Issuer in its Charter)

           DELAWARE                                      95-4257380
           --------                                      ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

     LOUIS SCHREINER FIELD, KERRVILLE, TEXAS                   78028
     ---------------------------------------------------------------
     (Address of Principal Executive Offices)                (Zip Code)

                                 (830) 896-6000
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

Check whether the issuer: (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $5,173,000.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on May 30, 2003 was $ 2,653,248.

The number of shares outstanding of the issuer's common stock as of May 30, 2003 was 142,078,027.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

ITEM 1. BUSINESS

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements contained in this Annual Report on Securities and Exchange Commission ("SEC") Form 10-KSB ("Form 10-KSB") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend", "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

                                    OVERVIEW


We were organized in 1990 to design, develop, manufacture and market general aviation aircraft. During 2002 we recognized a unique opportunity and purchased the assets of Mooney Aircraft Corporation ("MACorp"). MACorp. produced high-performance, single engine piston aircraft for more that 50 years. Mooney aircraft are recognized as the highest performance four-place piston engine aircraft in commercial production. Over 10,000 airplanes have been manufactured, with over 8,000 now in operation around the world.

We believe that there is a unique market opportunity to manufacture and sell the Mooney aircraft, due to the following factors: 1) the deteriorating comfort and convenience of airline travel, and the resurgence of interest in purchasing light aircraft for business and personal transportation for small and medium sized businesses and high net worth individuals; 2) reduction of product liability legal exposure to manufacturers of general aviation aircraft as a result of the General Aviation Revitalization Act of 1994, and 3) the absence of any serious competitors in the all-metal, four place, high performance piston powered aircraft market.

To take advantage of this opportunity, we have hired an experienced management team to provide leadership to efficiently manufacture and profitably market the three Mooney models, the economically priced Ovation, the well-equipped and moderately priced Ovation 2 DX, and the high performance Bravo DX.

Our sales strategy is based on a direct marketing approach, with the assistance of Mooney Team Representatives (companies that were former Mooney dealers who sell our products on a commission basis.) We have implemented this approach which includes a sales strategy based on four factors: 1) Company sales representatives with highly successful records of aviation sales, including Mooney products (they are based in Detroit, Phoenix, and Vero Beach); 2) Independent sales representatives; 3) two factory sales coordinators in Kerrville, Texas; and 4) Mooney Team Representatives, ("MTR") who have signed two year contracts. We plan to have eight MTR, and presently we have four; the Northeast, based in Bedford, Mass., the Midwest, based in Kansas City, MO., Mountain based in Denver, CO., and the Southeast, based in Fort Lauderdale, FL. We are also appointing international sales representatives to market our products outside the United States.

We also serve customers who visit the factory in Kerrville, Texas. Two factory sales representatives take prospective customers on tours, and provide demonstration flights when appropriate. Personalized service, including the tours of our assembly line, has shown to be effective in the sale of our products.

We are also beginning an advertising program that features the high performance capability of our airplanes. We have also initiated a high value pricing structure, whereby we have decreased the price of Mooney products to their 1999 level. This has made the Mooney aircraft the best price-valued airplane in general aviation.

The new management team also performed a technical review of the company's prior program, the Jetcruzer 500. Based on this review, we concluded that the Jetcruzer 500 was not likely to achieve its design objectives at a commercially reasonable cost. Accordingly, spending on the Jetcruzer 500 program was suspended, and we are reviewing how best to capitalize on the completed development work, including the possibility of selling the entire program.


                               INDUSTRY BACKGROUND

The general aviation industry comprises essentially all nonmilitary aviation activity other than scheduled and commercial airlines licensed by the FAA and the Department of Transportation. General aviation aircraft are frequently classified by their type and number of engines and include aircraft with fewer than 20 seats. There are three different types of engines: piston, propjet and turbofan (jet). Piston aircraft use an internal combustion engine to drive a propeller, and there may be one or two engines and propellers. Propjet aircraft combine a jet turbine power plant with a propeller geared to the main shaft of the turbine, and there may be one or two engines and propellers. Turbofan aircraft use jet propulsion to power the aircraft.

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

Currently, there are fewer than ten major manufacturers of general aviation aircraft based in the United States. Piston aircraft make up the numerical majority of aircraft delivered by these manufacturers, whereas propjets and jet aircraft account for the majority of billings. Aircraft deliveries by United States manufacturers have increased consistently with sales generating approximately $3.1 billion in 1996, $4.7 billion in 1997, $5.9 billion in 1998, $7.8 billion in 1999, $8.6 billion in 2000, $8.7 billion in 2001 and $7.8 billion in 2002.

                                    STRATEGY

We believe that an opportunity exists in the general aviation industry to create a company the products of which consists of the best aircraft models produced today in its class. We have begun to implement this strategy through our acquisition of MACorp assets at a federal bankruptcy auction in San Antonio, Texas on April 19, 2002, and through the provisions of an Asset Purchase Agreement with MACorp's general unsecured creditors committee. We formed a new company to own and operate these assets, Mooney Airplane Company, Inc. ("MAC").

We have started production of the Mooney line of aircraft, consisting of three models, the Bravo DX, the Ovation2 DX, and the Ovation. We have hired a management team with significant experience in managing manufacturing companies, and we believe that the team can make MAC profitable. In order to achieve our operating goals, on October 1, 2002, the Board of Directors approved a resolution to close the Company's facility in Long Beach California. This action resulted in the write-off of all of the building costs and equipment located there.

                                  MANUFACTURING

We manufacture all aircraft products for Mooney airplanes in Kerrville, Texas. We have a favorable long-term lease on both land and buildings at the Kerrville Airport, which makes Kerrville a financially attractive location to build aircraft. As many as 700 aircraft per year have been produced in this facility, and it should provide the space required for our future production plans.

Additionally, the Kerrville area has an experienced aerospace labor work force developed over the many years the Mooney aircraft has been produced in this location. There are no other aircraft manufacturers in the immediate area, so competition for experienced workers is minimal. Labor to supply the needs created by long-term growth is available in nearby San Antonio.


                               MARKET OPPORTUNITY

Historically, Mooney has produced top of the line, single engine piston airplanes which now include the Ovation, the Ovation 2 and the Bravo which are widely considered to be the performance leaders in the four-passenger single engine aircraft market. For over 50 years Mooney has produced high performance piston aircraft. There are more than 10,000 Mooney aircraft in operation around the world. We also sell aircraft parts and service to support these aircraft.


DOMESTIC SALES

Through the combination of direct salespeople and MTRs, we have adequately covered two thirds of the U.S. Before the end of 2003, we plan to sign-up at least two more MTRs for the west coast.

We have started an advertising campaign nationwide and provide one toll free telephone number to call and one website to view. The sales manager is located at the factory in Kerrville, Texas, allowing immediate answers to sales questions or problems. If a sale cannot be completed, the salesperson has access to years of experience by calling on the sales manager.

We believe that this method is ideal for sales in today's fast-paced market environment. The sales process still requires personal contact between the salespeople and the prospective customers. That is why we do not need to have salespeople at the factory besides the two coordinators.

INTERNATIONAL SALES

We plan to appoint a series of international agents who will represent us in key international markets. Most of these agents will be coming from the dealers of MACorp. Agents will conduct sales by signing international customers to a Mooney contract and will be paid a commission for their success on a per aircraft basis, unless they decide to step in-between and buy the aircraft at list-price less the amount of their commission.

NEW PRODUCT DEVELOPMENT PROGRAMS

We previously had only one new aircraft product under development, the Jetcruzer
500. Based upon a technical review of the Jetcruzer 500 program instituted by the new management team, it was determined that the plane was not likely to achieve its design objectives at a commercially reasonable cost. Accordingly, our board of directors resolved on March 26, 2002, that significant spending on the Jetcruzer program should be suspended and that we should review new technologies which might increase the viability of the program and determine how best to capitalize on the existing development work associated with the Jetcruzer program. We have decided to consider the sale of the Jetcruzer program to another company.

PRODUCT-LIABILITY RISK LIMITATIONS

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

With respect to the MACorp assets, the Bankruptcy Court's order and the Asset Purchase Agreement grant us ownership of the MACorp assets free and clear of any product-liability claims for products manufactured prior to our acquisition of the assets. Therefore we believe that we would not be found liable for product-liability claims related to MACorp. aircraft or parts manufactured prior to our acquisition of MACorp. assets. However, we may be named as a defendant in future lawsuits and may incur costs associated with the defense of such claims.

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

                                  RISK FACTORS


THIS INVESTMENT HAS A HIGH DEGREE OF RISK. BEFORE YOU INVEST YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS PROSPECTUS. IF ANY OF THE POSSIBLE EVENTS DESCRIBED BELOW AS RISKS ACTUALLY OCCUR, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE HARMED AND THE VALUE OF OUR STOCK COULD GO DOWN. THIS MEANS YOU COULD LOSE ALL OR A PART OF YOUR INVESTMENT.

PAYMENT OF CONVERTIBLE NOTES ISSUED UNDER VARIOUS SUBSCRIPTION AGREEMENTS COULD BE DEMANDED AT ANY TIME UNDER THE TERMS OF THE NOTES; DEMAND COULD RESULT IN INSOLVENCY.

We did not register the shares issuable upon conversion within the various timelines as stated in the various Subscription Agreements. The timeline ranges from 30 to 60 days from each transaction's closing date. For the convertible debenture Subscription Agreements, except for the March 27, 2001 and July 25, 2001 issuances, the failure to register such shares constitutes a non-registration event. For the June 27, 2001, October 26, 2001, February 27, 2002, March 26, 2002, April 11, 2002 and May 16, 2002 Subscription Agreements, the non-registration events have become events of default pursuant to the Subscription Agreements. In accordance with the terms of the Subscription Agreements, the holders may accelerate the notes and demand immediate repayment of all principal and interest owed to the notes. We do not have sufficient cash to comply with a demand for repayment of all the June 2001, October 2001, February 2002, March 2002, April 2002 and May 2002 notes. If the holders of the notes were to demand repayment of the principal and interest under such notes, and we were unable to make such repayment, such holders could take various actions to accomplish repayment, including, but not limited to, foreclosure on our assets, virtually all of which were pledged as security for the October 2001 Secured Convertible Notes. Any demand for repayment of the notes would have a material adverse effect upon us and could jeopardize our ability to continue our development efforts or to continue operations. There are also liquidation damages due to the note holders as a result of the non-registration event. Such damages are calculated from the date of the non-registration event at an amount equal to 1% of the principal amount issued for the first 30 days or part thereof, and then 2%, during the pendency of the non-registration event. However, on May 20, 2002 certain note holders signed a waiver whereby each holder waived his/her right to call their notes due and deferred payment of the liquidation damages until conversion or maturity.

The terms for the payment of interest are contained within each transaction's note agreements; therefore various payment terms may exist under a given Subscription Agreement. Periodic interest payments are due on all outstanding notes under each of the following transactions: March 27, 2001, June 27. 2001, July 25, 2001, October 26, 2001, February 27, 2002, March 26, 2002, and May 16,
2002. All notes issued in other convertible debt financings require the payment of interest at maturity. The interest payments became due approximately three months after the initial issuance of the March 2001, June 2001 and July 2001 notes, and for the other notes interest was due on September 30, 2002. None of this interest has been paid. Pursuant to the terms of the notes, the holders have the right to call the notes due. However, on May 20, 2002 certain note holders signed a waiver whereby each holder waived his/her right to call their notes due and deferred payment of interest, until conversion or maturity.

Our failure to continue the listing of our Class A Common Stock on NASDAQ was a violation of the terms of our Secured Convertible Notes issued on Match 27, 2001 (the "March 2001 Secured Convertible Notes"). Pursuant to such terms, the holders of the March 2001 Secured Convertible Notes may accelerate the notes and demand immediate repayment of all principal and interest owed pursuant to the notes.

We do not have sufficient cash to comply with a demand for repayment of all the notes as described above. Any demand for immediate repayment of the notes would have a material adverse effect upon us and could jeopardize our ability to continue our development efforts or to continue operations. However, as stated previously, due to the obtaining of waivers the note holders cannot demand immediate payment for all notes outstanding.

A DEMAND FOR THE IMMEDIATE REPAYMENT OF THE NOTES PAYABLE TO CONGRESS DUE TO ANY DEFAULT IN PAYMENT WOULD ADVERSELY AFFECT OUR BUSINESS AND POSSIBLY RESULT IN FORECLOSURE ON SUBSTANTIALLY ALL OF OUR ASSETS.

Under the terms of our agreements with Congress Financial Corporation ("Congress"), we paid $8,000,000 to acquire their position as a senior secured creditor in the Mooney Aircraft Corporation bankruptcy. $3,500,000 of the purchase price was paid in cash and $4,500,000 was paid in secured notes as follows: (1) a Secured Promissory Note for $500,000 which was repaid in full on July 29, 2002, (2) a Secured Promissory Note for $2,500,000, and (3) a Secured Promissory Note for $1,500,000 each due at various times with varying schedules for interest payments and the repayment of principal. These notes are secured by substantially all the assets acquired from Congress. As additional security for our compliance with the fulfillment of our obligations to Congress, we issued a Limited Recourse Secured Promissory Note for $5,700,000. This note is a contingent note, payable in the event that we default under the payment terms of the other notes. The repayment of this note is also secured by substantially all the assets acquired from Congress.

If sources of additional debt and/or financing are unavailable, we will be unable to pay our obligations to Congress and will be in default on the notes. Congress may then accelerate the notes and demand immediate repayment of all principal and interest owed. We do not have sufficient cash to comply with a demand for repayment of all the Congress notes. If Congress were to demand repayment of the principal and interest under such notes, and we were unable to make such repayment, Congress could take various actions to accomplish repayment, including, but not limited to, foreclosure on our assets, virtually all of which were pledged as security for the notes. Any demand for repayment of the notes would have a material adverse effect upon us and could jeopardize our ability to continue our development efforts or to continue operations.

RISK OF LOW-PRICE STOCKS, INCLUDING LIMITATIONS ON MARKET LIQUIDITY.

Our Class A Common Stock is classified as a "penny stock" by the Commission. This classification severely and adversely effects the market liquidity for our Class A Common Stock. Commission regulations define a "penny stock" to be any non-NASDAQ equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to disclose recent price information for the penny stock held in the account and information on the limited market in penny stocks.

As a "penny stock" shares of our Class A Common Stock are subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's prior written consent to the transaction. Consequently, the rule may adversely affect the ability of broker-dealers to sell our securities and may adversely affect the ability of holders of our securities to sell such securities in the secondary market.

WE HAVE ACCUMULATED A SUBSTANTIAL DEFICIT; WE HAVE A HISTORY OF LOSSES; WE EXPECT SUBSTANTIAL FUTURE LOSSES; CONTINUED LACK OF PROFITABILITY COULD LEAD TO A CESSATION OF OPERATIONS.

To date, we have incurred significant losses. At December 31, 2002, we had an accumulated deficit of approximately $126,719,000. We have incurred net losses of $38,822,000 and $22,172,000 in 2002 and 2001, respectively. These losses have resulted principally from significant costs associated with the development of the Jetcruzer 500 and the acquisition of Mooney. We expect to incur further losses due to significant costs associated with manufacturing our aircraft, maintaining the necessary regulatory approvals, and marketing and selling our aircraft. There can be no assurance that sales of our aircraft will ever generate sufficient revenues to fund our continuing operations, that we will generate positive cash flow from our operations, or that we will attain or thereafter sustain profitability in any future period. If we do not begin to generate profits, we may be forced to cease or curtail our operations.

WE WILL NEED ADDITIONAL FINANCING; FAILURE TO OBTAIN FINANCING COULD LEAD TO A CESSATION OR CURTAILMENT OF OUR OPERATIONS.

We will need to obtain additional financing to continue the production of new aircraft and spare parts. Failure to obtain such additional financing would have a material adverse effect on our business and prospects and could require that we severely limit or cease our operations. Additional financing may not be available on acceptable terms or at all.

REGULATORY UNCERTAINTY COULD RESULT IN ADDITIONAL COSTS OR LIABILITIES.

Our aircraft and our operations will also be subject to the risk of modification, suspension or revocation of any FAA certificate. A modification, suspension, or revocation could occur if, in the FAA's judgment, compliance with airworthiness or safety standards by us was in doubt. If the FAA were to suspend or revoke our type or production certificate for an aircraft model, sales of that model would be adversely affected or terminated. If, in the FAA's judgment, an unsafe condition developed or was discovered after one or more of our aircraft had entered service, the FAA could issue an Airworthiness Directive, which could result in a requirement that we develop appropriate design changes at our expense. Foreign authorities could impose similar obligations upon us as to aircraft within their jurisdiction. Any or all of these occurrences could expose us to substantial additional costs and/or liabilities.

LIMITED PRODUCT LINE; FLUCTUATIONS IN SALES OF AIRCRAFT MAY RESULT IN PERIODIC MATERIAL REDUCTIONS IN REVENUE AND PROFITABILITY.

If there is a downturn in the market for general aviation aircraft due to economic, political or other reasons, we would not be able to rely on sales of other products to offset the downturn. It is possible that sales of business aircraft could decline in the future for reasons beyond our control. Furthermore, if a potential purchaser is experiencing an economic downturn or is for any other reason seeking to limit its capital expenditures, the high unit selling price of a new aircraft may result in such potential purchaser deferring its purchase or electing to purchase a pre-owned aircraft or a lower priced aircraft. Further, since we intend to rely on the sale of a relatively small number of high unit selling price aircraft to provide substantially all of its revenue, small decreases in the number of aircraft delivered in any year may have a material negative effect on the results of operations for that year. In addition, small changes in the number and timing of deliveries of, and receipt of payments on, new aircraft may have a material effect on our liquidity.

WE FACE NUMEROUS COMPETITORS, SOME OF WHICH HAVE GREATER RESOURCES; COMPETITION MAY IMPROVE OR DEVELOP COMPETITIVE PRODUCTS.

Our aircraft will compete with other aircraft that have comparable characteristics and capabilities. Many of our competitors, including Textron (Cessna Aircraft Co.), Raytheon Aircraft Co. (Beechcraft) and New Piper Aircraft Corp, are substantially larger in size and have far greater financial, technical, marketing, and other resources than we do. Certain of our actual and potential competitors have greater financial and other resources that may allow them to modify existing aircraft or develop alternative new aircraft which could compete with our aircraft, and these competitors may introduce such aircraft and aircraft changes prior to the delivery of our first aircraft. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sale and marketing of their products than are available to us. Future technological advances may result in competitive aircraft with improved characteristics and capabilities that could adversely affect our business. Our aircraft may also compete with used aircraft that become available in the resale market at prices sufficiently lower to offset deficits in performance, if any, as compared to our aircraft.

RELIANCE ON SINGLE SOURCE SUPPLIERS; PROBLEMS WITH SUPPLIES COULD REDUCE REVENUE OR INCREASE COSTS.

We will be dependent on certain suppliers of products in order to manufacture our aircraft. Should our ability to obtain the requisite components be limited for any lengthy period of time or the cost of the components increase, our ability to produce and sell aircraft could be materially and adversely affected. Securing acceptable pricing and terms from suppliers of the bankrupt MACorp may be difficult because of financial difficulties caused by that bankruptcy and damage to the reputation of MACorp as a customer. In addition, the possible failure of suppliers or subcontractors to meet our performance specifications, quality standards or delivery standards or schedules could have a material adverse effect on our operations. Moreover, our ability to significantly increase our production rate could be limited by the ability or willingness of key suppliers to increase their delivery rates; and, over time, the prices to obtain materials and components may change and a number of supplies may need to be replaced. Our inability to obtain supplies to manufacture our products would have a material adverse effect on our business prospects, operations and financial condition.

INSURANCE AND PRODUCT LIABILITY EXPOSURE; INCREASED PREMIUMS AND DAMAGE AWARDS COULD INCREASE COSTS.

Because the failure of an aircraft manufactured by us or any other mishap involving such an aircraft may result in physical injury or death to the occupants of the aircraft or others, we could be subject to lawsuits involving product liability claims, which lawsuits may involve claims for substantial sums. Although we have obtained product liability insurance, such insurance is expensive and subject to various coverage exclusions and may not be obtainable by us in the future on acceptable terms or at all. Further, should we become involved in product liability litigation, the expenses and damages awarded could be large, and the scope of any coverage may be inadequate. Increased insurance costs and/or liability costs could require an increase in the price of our aircraft and therefore could have a negative impact on sales.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS MAY BE CAUSED BY LARGE UNIT PRICES.

We expect to derive a substantial portion of our revenues from the sale of a relatively small number of aircraft. As a result, a small reduction in the number of aircraft shipped in a quarter due to, for example, unanticipated shipment re-schedulings or cancellations, supplier delays in the delivery of component parts or unexpected manufacturing difficulties, could have a material and adverse effect on our financial position and results of operations for that quarter.

RISKS OF INTERNATIONAL OPERATIONS, INCLUDING CHANGES IN TARIFFS AND DUTIES AND CURRENCY EXCHANGE LOSSES, MAY INCREASE COSTS.

We intend to market and sell our aircraft to foreign customers. Accordingly, we will be subject to all of the risks inherent in international operations, including work stoppages, transportation delays and interruptions, political instability or conflict between countries in which we may do business, foreign currency fluctuations, economic disruptions, differences in airworthiness and certification standards imposed by foreign authorities, the imposition of tariffs and import and export controls, changes in governmental policies (including United States trade policy) and other factors, including other foreign laws and regulations, which could have an adverse effect on our business. With respect to international sales that are denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies can increase the effective price of, and reduce demand for, our products relative to competitive products priced in the local currency. These international trade factors may, under certain circumstances, materially and adversely impact demand for our products or our ability to sell aircraft in particular countries or deliver products in a timely manner or at a competitive price, which in turn may have an adverse impact on our relationships with its customers. In addition, foreign certification or equivalent approval is required prior to importing an aircraft into a foreign country, and we may not receive such certification or equivalent approval in any country. Our success will depend in part upon our ability to obtain and maintain foreign certifications or equivalent approvals and manage international marketing, sales and service operations.

DEPENDENCE ON KEY PERSONNEL; FAILURE TO HIRE OR RETAIN PERSONNEL COULD RESULT IN A REDUCTION OF REVENUES AND EARNINGS.

The results of our operations will depend in large part on the skills and efforts of J. Nelson Happy, our President and Chief Financial Officer, and, to a lesser extent, on the skills and efforts of Nicolas Chabbert, Executive Vice President of Sales and Marketing. Our future success will depend to a significant extent on our ability to hire certain other key employees on a timely basis. Competition for highly skilled business, product development, technical and other personnel is intense, and there can be no assurance that we will be successful in recruiting new personnel or in retaining our existing personnel. We will experience increased costs in order to retain and attract skilled employees. Our failure to attract additional qualified employees on a timely basis or to retain the services of key personnel would have a material adverse effect on our operating results and financial condition.

PLANNED GROWTH MAY BE LIMITED BY CONSTRAINTS OR HUMAN AND FINANCIAL RESOURCES.

We plan to significantly expand our operations during 2003, which could place a significant strain on our limited personnel, financial and other resources. We intend to continue to reestablish the manufacturing capabilities of our Mooney subsidiary and to manufacture Mooney aircraft. Our efforts to conduct manufacturing activities may not be successful, and we may not be able to satisfy commercial scale production requirements on a timely and cost-effective basis. Our ability to manage this growth, should it occur, would require significant expansion of our engineering, production, marketing and sales capabilities and personnel. We may not be able to find qualified personnel to fill additional engineering, production, and sales and marketing positions or be able to manage a larger sales and marketing organization successfully. We also intend to seek to acquire additional aircraft product lines which will place additional demands on our limited resources.

CONTROL BY INSIDERS AND THE EXISTENCE OF SHARES HAVING DISPROPORTIONATE VOTING RIGHTS MAY DISCOURAGE ACQUISITION BY MOONEY.

Chairman of the Board Sam Rothman and C.M. Cheng, beneficially own, or have voting control over, shares of our capital stock representing a significant portion of the total voting power of our Company. Accordingly, they will continue to be able to have a significant influence over the election of our directors and thereby influence the direction of our policies for the foreseeable future. Furthermore, the disproportionate vote afforded the shares of Class B Common Stock and Class E Common Stock could also serve to impede or prevent a change of control of our Company. As a result, potential acquirers may be discouraged from seeking to acquire control of our Company through the purchase of Class A Common Stock, which could have a depressive effect on the market price of our securities.

LIMITATION ON OFFICERS' AND DIRECTORS' LIABILITIES UNDER DELAWARE LAW MAY REDUCE DAMAGES AVAILABLE FOR BREACH OF DUTY BY DIRECTORS.

Pursuant to our Certificate of Incorporation, and as authorized under applicable Delaware law, our directors and officers are not liable for monetary damages for breach of fiduciary duty, except (i) in connection with a breach of the duty of loyalty, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for dividend payments or stock repurchases illegal under Delaware law or (iv) for any transaction in which a director has derived an improper personal benefit. These provisions may limit the ability of our stockholders to obtain damages from our directors, either directly or on a derivative basis, for breach of fiduciary duty.

POSSIBLE ADVERSE EFFECTS OF AUTHORIZATION OF PREFERRED STOCK, ANTI-TAKEOVER PROVISIONS, AND ENHANCED VOTING POWER OF CLASS B COMMON STOCK AND CLASS E COMMON STOCK MAY DISCOURAGE ACQUISITION AND REDUCE VALUE OF MOONEY.

Our Certificate of Incorporation authorizes the issuance of a maximum of 5,000,000 shares of preferred stock on terms that may be fixed by our Board of Directors without stockholder action. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of holders of the Class A Common Stock. The issuance of preferred stock could make a possible takeover or the removal of our management more difficult, discourage hostile bids or control of our Company in which stockholders may receive premiums for their shares of Class A Common Stock or otherwise dilute the rights of holders of Class A Common Stock. In addition, we are subject to Delaware General Corporation Law provisions that may have the effect of delaying, deferring or preventing certain changes of control. Furthermore, the disproportionate vote afforded the Class B Common Stock and Class E Common Stock could also serve to impede or prevent a change in control of our Company.

POSSIBILITY OF DILUTION ARISING FROM SHARES AVAILABLE FOR FUTURE SALE MAY RESULT IN LOWER STOCK PRICES.

Future sales of common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), or otherwise, could have an adverse effect on the price of our securities. As of December 31, 2002, Mooney had outstanding 80,510,761 shares of Class A Common Stock, debentures issued under various agreements convertible into 1,481,915,414 shares of Class A Common Stock, warrants issued under various agreements for 75,602,567 shares of Class A Common Stock, 35,889 shares of Series A Preferred Stock, 1,013,572 shares of Class B Common Stock, and 8,000,000 shares of Class E Common Stock. The shares of Class E Common Stock are not currently transferable and are subject to redemption by us for a nominal consideration if we do not meet certain income levels, and are convertible into Class B Common Stock if we do meet such levels. Sales of Class A Common Stock, or the possibility of such sales, in the public market may adversely affect the market price of the securities offered hereby.

OUR CLASS A COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ STOCK MARKET, WHICH MAY RESULT IN A REDUCED VOLUME OF TRADING AND LOWER STOCK PRICES.

Our Class A Common Stock was de-listed from the NASDAQ Stock Market in April 2001, and it is now traded through the NASD's "Electronic Bulletin Board." Consequently, the liquidity of our securities has been impacted, not only by the number of securities which can be bought and sold, but also through delays in the timing of the transactions, reductions in the number and quality of security analysts' and the news media's coverage of us, and lower prices for our securities than might otherwise be attained.

NO DIVIDENDS.

We have paid no dividends to our stockholders since our inception and do not plan to pay dividends in the foreseeable future. We intend to reinvest earnings, if any, in the development and expansion of our business.

VOLATILITY OF STOCK PRICE MAY INCREASE THE NUMBER OF SHARES ISSUABLE UPON CONVERSION OF PREFERRED STOCK AND CONVERTIBLE NOTES.

The stock market from time to time experiences significant price and volume fluctuations, some of which are unrelated to the operating performance of particular companies. We believe that a number of factors can cause the price of our common stock to fluctuate, perhaps substantially. These factors include, among others:

         o Announcements of financial results and other developments relating to our business;

         o        Changes in the general state of the economy; and

         o Changes in market analyst estimates and recommendations for our common stock.

Significant downward fluctuations of the price of our stock may substantially increase the number of shares of common stock issuable upon conversion of outstanding Series A Preferred Stock and convertible notes as a result of the conversion formula, which is tied to the market price of the common stock. The consequences of decreases in the common stock price are more fully discussed below under the risk factors set forth below.

THE ISSUANCE OF ADDITIONAL SHARES OF COMMON STOCK UPON CONVERSION OF PREFERRED STOCK MAY CAUSE SIGNIFICANT DILUTION OF EXISTING STOCKHOLDERS' INTERESTS AND EXERT DOWNWARD PRESSURE ON THE PRICE OF OUR COMMON STOCK.

Significant dilution of existing stockholders' interests may occur if we issue additional shares of common stock underlying outstanding shares of preferred stock. As of December 31, 2002, we had 35,889 shares of Series A Preferred Stock outstanding. The number of shares of common stock issuable upon conversion of the Series A Preferred Stock would increase if the market price of our Common Stock decreases, as such conversion is based on a formula pegged to the market price of the Class A Common Stock. The formula provides, specifically, that the number of shares of Common Stock issuable upon the conversion of one share of Series A Preferred Stock is calculated as $100 (plus any accrued and unpaid dividends on such share) divided by the conversion price. The conversion price is equal to the lesser of (1) 100% of the average of the closing bid price of the common stock on the last three trading days before the date of initial issuance of shares of Series A Preferred Stock, or (2) 90% of the average of the eight lowest closing bid prices of the common stock during the last 180 trading days before the date of conversion. Therefore, there is a possibility that the Series A Preferred Stock may convert to Class A Common Stock at a rate that may be below the prevailing market price of the Class A Common Stock at the time of conversion.

EMPLOYEES

As of May 30, 2003, we had 170 full-time employees. None of our employees are represented by a labor union.


ITEM 2. FACILITIES

We are currently leasing a 418,020 square feet complex located in Kerrville, Texas at the current monthly rent of $1,434. The lease expires in July 2013.


ITEM 3. LEGAL PROCEEDINGS

L. PETER LARSON AND DALE RUHMEL V. MOONEY AEROSPACE GROUP, INC.
---------------------------------------------------------------

This suit was filed in Los Angeles County Superior Court on December 31, 2002. The complaint was filed against the Company by two former executives, R. Peter Larson and Dale Ruhmel. The causes of action are for Breach of Contract, Labor Code Violations, Intentional Misrepresentation, Slander and Intentional Infliction of Emotional Distress in Violation of the California Unfair Labor Code.

L. Peter Larson was employed as an Executive Vice President and Chief Financial Officer of Mooney, Dale Ruhmel was Executive Vice President of Engineering and became Chief Operating Officer. Both plaintiffs had entered into written employment agreements with the Company on or about January 8, 2002. Plaintiffs were employed by the Company until the end of October 2002. Plaintiffs claim that the Company breached their employment agreements by terminating their employment without good cause and failing to pay severance payments as required by the agreements. Plaintiffs also claim that at the time of the termination they were not paid all of their vacation and wages owed as required by the California Labor Code. Plaintiffs also claim that the Company misrepresented its intentions to honor the agreements and that plaintiffs relied upon this to their detriment. There were also allegations of intentional infliction of emotional distress and slander. The damages sought in the complaint include attorneys fees, tort damages if defamation or fraud can be proven, contractual damages (the contract provides for a year's severance if terminated without cause or notice).

The Company has filed a cross-complaint against the two individuals. The Company does not believe that any possible negative outcome from this case will have a material impact in its financial position or results of operations.

WHITEFORD JET WINGS, LTD. V. MOONEY AEROSPACE GROUP, LTD. ET AL., CAL. SUPER.
-----------------------------------------------------------------------------
CT. (LOS ANGELES COUNTY, LONG BEACH DISTRICT), CASE NO. NC033548 (FILED JANUARY
-------------------------------------------------------------------------------
21, 2003)
---------

This case was filed by a company that alleged it had signed an agreement to be the exclusive regional distributor of Jetcruzer aircraft in Illinois, Indiana, Kentucky, and Wisconsin, and that it had put down a deposit of $390,000 for the first 39 aircraft it was to purchase. The suit seeks return of the $390,000 deposit on a variety of theories, including breach of contract, account stated, and fraud. The primary issue is whether the deposits (which the agreement provide are non-refundable) must be returned. The Company has recorded as deferred revenue in the accompanying balance sheet, $390,000 related to this matter. The Company does not believe that any possible negative outcome from this case will have a material impact in its financial position or results of operations.

AP-LONG BEACH AIRPORT LLC V. MOONEY AEROSPACE GROUP, LTD.
---------------------------------------------------------

AP Long Beach Airport, LLC ("AP") filed a complaint in the Los Angeles Superior Court, alleging breach of a Sublease Agreement by the Company for failure to pay rent. Specifically, AP alleges that AP and the Company entered into a Lease Agreement for the lease of real property located in Long Beach, California to the Company for a term of thirty years . AP and the Company later entered into first an Assignment and Assumption Agreement and then a Sublease Agreement wherein AP sublet the property to the Company for a term of eighteen years at a monthly rent of $106,166.67. AP seeks to recover the fair rental value of the property and base rent pursuant to the Lease and Sublease Agreements in addition to its attorneys' fees and costs.

Previously, on December 30, 2002, the Company filed suit in the 198th Judicial District, Kerr County, Texas alleging that the Sublease Agreement was void and specifically fraudulent transfer, breach of the duty of good faith and fair dealing, usury and requesting declaratory relief. The Company maintains that this transaction, although structured as a sale and leaseback, was in reality a financing transaction in which the interest charged by AP was usurious.

On March 5, 2003, in response to AP's California suit, the Company filed its Motion to Stay or Dismiss Action ("Motion"). In its Motion, the Company argued that the California Court should dismiss the action before it because the claims could more appropriately be resolved in the previously filed, and currently pending, Texas action initiated by the Company on December 30, 2002, involving the same parties and the same transaction. In its Motion, the Company sought to assure the California Court that the Texas Court has jurisdiction over AP and that the interest of the parties and judicial economy mitigate in favor of dismissing the California action and allowing the dispute to be resolved by the Texas Court. In the alternative, the Company requested that the California Court stay the action filed by AP until the Texas Court has had an opportunity to rule on AP's Motion to Dismiss the Texas action for lack of personal jurisdiction.

The Company's Motion is currently pending before the Superior Court of Los Angeles and a hearing has been scheduled for July 8, 2003. The Company does not believe that any possible negative outcome from this case will have a material impact in its financial position or results of operations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on NASD Electronic Bulletin Board under the symbol MASG. Prior to July 25, 2002, it traded under the symbol ASSI. The following table sets forth the range of high and low bid quotations for each of the prior nine (9) fiscal quarter. The quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions.


       --------------------------------- -------------------- ------------------
                                                High                  Low
       --------------------------------- -------------------- ------------------
       1st Quarter 2001                         $0.69                 $0.25
       2nd Quarter 2001                         $0.38                $0.19
       3rd Quarter 2001                         $0.33                $0.18
       4th Quarter 2001                         $0.29                $0.17
       1st Quarter 2002                         $0.44                $0.22
       2nd Quarter 2002                         $0.33                $0.20
       3rd Quarter 2002                         $0.24                $0.09
       4th Quarter 2002                         $0.10                $0.03
       1st Quarter 2003                         $0.04                $0.01
       --------------------------------- -------------------- ------------------

As of May 30, 2003, there were 276 shareholders of record of our common stock. This does not include shares held in street names.

We have never declared dividends or paid any cash dividends on our capital stock and currently intend to retain all future earnings, if any, for use in the operation and development of our business. Therefore, you should not expect us to declare or pay any cash dividends on our Common Stock in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward looking statements to encourage companies to provide prospective forward looking information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-KSB are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

GENERAL

On February 8, 2002, we announced we had purchased Congress Financial Corporation's ("Congress")position as senior secured creditor for Mooney Aircraft Corporation of Kerrville, Texas ("MACorp"). On February 6th, the U.S. Bankruptcy Court in San Antonio, Texas, approved an operating agreement that allowed us to manage MACorp until a plan of reorganization was approved. The Bankruptcy Court approved the sale of substantially all of the MACorp assets to us on March 18, 2002 and on April 19, 2002 we completed the Mooney asset acquisition.

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

We believe that the acquisition of MACorp's assets will allow us to create a dynamic general aviation company by returning Mooney to full production and creating substantial potential for earnings growth for the Company and its shareholders.

In July 2002, Nicolas Chabbert joined the company as Executive Vice President of Sales & Marketing. Mr. Chabbert is considered an expert in general aviation sales and marketing, having among his achievements the successful introduction of the Socata TBM-700 single engine turboprop aircraft to the United States.

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

During 2003, we intend to focus our efforts on the following events:

         o The restoration to full production of MAC's manufacturing line in Kerrville, Texas.

         o Enhancement and aggressive implementation of our marketing program.

         o        Reduction of costs to increase profit margins.

On June 27, 2002 MAC announced that we had received a Federal Aviation Administration (FAA) production certificate that covers the: Eagle2 (Mooney
M20S), Ovation2 (Mooney M20R) and the Bravo2 (Mooney M20M). We are making good progress in getting the factory up to full production.

On August 8, 2002 we announced that MAC had received FAA certification as a repair station. The repair station is co-located with the MAC production facility in Kerrville, Texas. This will enhance our support to Mooney owners and provide us with additional business opportunities.

On August 15, 2002, Mr. Norris announced that he had accomplished the objectives he established in taking this position, of recruiting a new management team and setting a new direction for the company, and was submitting his resignation and turning the company over to those he recruited for that purpose. On August 19, 2002 Mr. L. Peter Larson was named President, Director, Chief Executive Officer and also retained his previous position as Chief Financial Officer. J. Nelson Happy, then Executive Vice-President and General Counsel, was named vice chairman.

On November 1, 2002, Mr. Larson resigned his position and subsequent to that date, the board of directors terminated Mr. Ruhmel. On November 14, 2002, Mr. J. Nelson Happy, Executive Vice President-General Counsel was named President and Chief Financial Officer and continued as vice chairman.

We have generated $5,173,000 in operating revenues for the year ended December 31, 2002 from the sale of aircraft and spare parts sales, and have incurred losses from our operating activities of $38,822,000 for the year ended December 31, 2002. We believe we will continue to experience losses until such time as we attain a sales level of our aircraft on a commercial scale. No assurance can be made that we will be able to attain sales levels of our aircraft in the foreseeable future that will allow us to generate revenue sufficient to maintain its operations without other sources of financing.

Our current cash balance, including the additional funding obtained subsequent to December 31, 2002 has been sufficient to finance our plan of operations. We are currently seeking to raise additional capital either from individual investors or from commercial lending institutions, however no firm commitment exists at the current time. Should this funding be obtained, we believe it, and the cash generated from our operating activities will be sufficient to meet our operating needs for the next 12 months. Should this funding not be obtained, we will have to curtail our plans and will be unable to pay our obligations to Congress. If we are unable to pay our obligations to Congress, it will have the ability to take legal action against us under the terms of our various notes payable to Congress. Legal action taken by Congress could include foreclosure on all of our assets, which would likely result in cessation of the majority or all of our operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, we had a negative working capital of $27,975,000 and stockholders' deficiency of $26,002,000. Since our inception in January 1990, we have experienced continuing negative cash flow from operations, which have resulted in our inability to pay certain existing liabilities in a timely manner. We have financed our operations through private funding of equity and debt and through the proceeds generated from our December 1996 initial public offering.

We expect to continue to incur losses until such time as we restore our production processes to planned production levels and regain market acceptance of our aircraft at selling prices and volumes which provide adequate gross profit to cover operating costs and generate positive cash flow. Our working capital requirements will depend upon numerous factors, including the level of resources devoted to the scale-up of manufacturing and the establishment of sales and marketing. No assurance can be made that we will be able to restore Mooney's production processes to planned levels, regain market acceptance for our aircraft or generate positive cash flow in the foreseeable future, or ever. If we are unable to generate cash flow through our operations as necessary, we will have to continue to obtain financing through equity or debt financing. No assurance can be made that we will be able to obtain sufficient equity or debt financing under terms acceptable to us to allow us to maintain operations according to our current operating plans, or at all.

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

The Company's failure to register the appropriate amount of shares to cover possible conversions as specified within each transaction's Subscription Agreement, has led to the occurrence of non-registration events. Should such an event extend beyond 60 days from the date of the transaction closing, each note holder shall be entitled to damages that are to be paid either in cash or additional shares of Class A Common Stock, according to the formula specified in the Subscription Agreement. As of December 31, 2002, the Company has accrued a total of $4,488,000 in such damages. In addition, a non-registration event does not constitute an event of default unless such an event continues for 61 or 181 days beyond the transaction closing date, depending upon the terms specified in the Subscription Agreement. When such an even of default occurs, the note holders have the right to call the notes due. This is the case for the transactions from June 2001, October 2001, February 2002, March 2002, April 2002 and May 2002.

The specific circumstances regarding the events of default and non-registration have been discussed in greater detail within Note 6 of the footnotes to the financial statements.

Of the total outstanding principal balance of $25,866,000 recorded at December 31, 2002, $17,894,000 has been recorded as short-term, either due to the maturity date or because of an event of default.

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

While there is no assurance that additional financing will be available, we believe that we have developed a financial plan that, if executed successfully, will substantially improve our ability to meet our working capital requirements throughout the next year. We are currently pursuing other financing to ensure that we have sufficient funds through the next twelve months. Although our current cash balance including the additional funding obtained subsequent to December 31, 2002 have been sufficient to finance our plan of operations to date, it and expected cash flow from operations will not be sufficient to fund operations for the next 12 months. Additional funding will be required and is expected, either through additional stock issuances or debt financing obtained from certain private parties. If sources of financing are unavailable, we will have to curtail our plans and will be unable to pay our obligations to Congress.

The following table summarizes the Company's contractual obligations at December 31, 2002.

CONTRACTUAL OBLIGATIONS      2003          2004          2005          2006         2007           TOTAL

Convertible debentures   $17,894,000   $ 1,945,000   $        --   $        --   $ 6,027,000   $25,866,000
Notes payable              5,222,000     1,690,000     1,015,000            --            --     7,927,000
Capital leases            12,622,000            --            --            --            --    12,622,000
Operating leases              17,000        17,000        17,000        17,000        17,000        86,000
Employment agreements        350,000       200,000            --            --            --       550,000
                         -----------   -----------   -----------   -----------   -----------   -----------
                         $36,105,000   $ 3,852,000   $ 1,032,000   $    17,000   $ 6,044,000   $47,051,000
                         ===========   ===========   ===========   ===========   ===========   ===========

CRITICAL ACCOUNTING POLICIES

The Plan of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to investments, long-lived assets, deferred tax assets, other liabilities and revenue recognition. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition - We recognize revenue on substantially all aircraft sales and parts and service sales when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. We also recognize revenue on aircraft sales under bill-and-hold transactions when each of the following seven criteria are met: 1) the risk of ownership has passed to the buyer; 2) the buyer has made a fixed commitment to purchase the goods; 3) the buyer has requested that the transaction be on a bill-and-hold basis and has a substantial business purpose for ordering so; 4) there is a fixed schedule for delivery of the goods and the delivery date is reasonable and consistent with the buyer's business practices; 5) we have not retained any specific performance obligations such that the earnings process is not complete; 6) the aircraft has been segregated from our inventory and is not subject to being used to fill other orders; and 7) the aircraft must be complete and ready for shipment.

Inventory Obsolescence -- We provide an inventory obsolescence reserve for parts whose values have been determined to be impaired or whose future utility appears limited.

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our financial statements see our December 31, 2002 consolidated financial statements contained elsewhere is this Form 10-KSB.

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

RESULTS OF OPERATIONS

Year ended December 31, 2002 vs. December 31, 2001
--------------------------------------------------

Net sales for the year ended December 31, 2002 increased by $5,173,000 as compared to the same period in 2001, due to the acquisition of MACorp's assets. We had no sales prior to this acquisition.

Cost of sales for the year ended December 31, 2002 increased by $4,442,000 as compared to the same period in 2001, due to the acquisition of MACorp's assets. There were no cost of sales prior to this acquisition.

Research and development costs for the year ended December 31, 2002 increased by $601,000 as compared to the same period in 2001, due to research and development incurred at Mooney Airplane Company. Since the Long Beach, California facility was closed in the 4th quarter of 2002, we expect the amount spent on research and development in the future to decrease dramatically.

Selling and support expenses for the year ended December 31, 2002 increased by $670,000 as compared to the same period in 2001, due to the acquisition of Mooney Airplane Company. There were no sales and support expenses prior to this acquisition.

General and administrative expenses for the year ended December 31, 2002 increased by $280,000 as compared to the same period in 2001, due to the additional overhead incurred at Mooney Airplane Company partially offset by less general and administrative expenses incurred at the Long Beach location in the 4th quarter of 2002. Since the Long Beach, California facility was closed in the 4th quarter of 2002, we expect our general and administrative expenses in the future to decrease dramatically.

Non-recurring expenses for the year ended December 31, 2002 increased by $7,260,000 as compared to the same period in 2001, due to the write off of the Long Beach building of $10,607,000 and the write off of other fixed assets at the Long Beach facility of $476,000. In 2001, we wrote off certain tooling costs and other non-recurring items totaling $3,823,000.

Amortization of debt issue costs and discounts for the year ended December 31, 2002 increased by $2,878,000 as compared to the same period in 2001, due to the increase of convertible notes issued in 2002 and a full year's amortization of convertible debentures issued in 2001.

Interest expense for the year ended December 31, 2002 increased by $5,452,000 as compared to the same period in 2001, due to the increase of debt and the accrual of penalties for non-registration of shares underlying the convertible debentures.

Cash used in operating activities for the year ended December 31, 2002 increased by $1,919,000 as compared to the same period in 2001, due principally to the combination of an increased net loss of $16,650,000, offset by the amortization of the discount on convertible debentures of $2,780,000 which is a non-cash expense and increase on loss on disposal of assets of $8,278,000, which is also a non-cash expense.

Due to the acquisition of Mooney Airplane Company on April 19, 2002, the changes in operating assets and liabilities are mainly related to the operations of that business, including changes in inventory, property and equipment and accounts payable.

We continue to accrue convertible note interest of non-registration damages and executive compensation. In 2001 the accruals for the non-registration damages and the executive compensation did not exist.

Cash used in investing activities for the year ended December 31, 2002 decreased by $670,000 as compared to the same period in 2001. The Company purchased the net assets of MACorp. during 2002 for cash of $4,082,000. This was offset by the sale of investments held to fund the acquisition and operating activities of the Company.

Cash provided by financing activities for the year ended December 31, 2002 increased by $1,313,000 as compared to the same period in 2001. During 2002 period, the Company continued to issue convertible debt, in lieu of preferred stock, in order to provide a more attractive offer to investors. The majority of the notes pay interest at 8% as opposed to the preferred stock which accrues dividends at 5%.

The increase in proceeds received from the issuance of convertible debentures of $4,790,000 is mainly due to issuance of additional notes in 2002 to fund the MACorp acquisition and operating activities. During 2002, we were unable to utilize the Equity Line due to the continual decline in the stock price. Previously, the Equity Line had allowed us to demand cash in exchange for common stock, based upon changes in the market price of the stock.

While there is no assurance that additional financing will be available, we believe that we have developed a financial plan that, if executed successfully, will substantially improve our ability to meet our working capital requirements throughout the next year. We are currently pursuing other financing to ensure that we have sufficient funds through the next twelve months. Although our current cash balance including the additional funding obtained subsequent to December 31, 2002 have been sufficient to finance our plan of operations and acquisitions to date, it and expected cash flow from operations will not be sufficient to fund operations for the next 12 months. Additional funding will be required and is expected, either through additional stock issuances or debt financing obtained from certain private parties. Based upon past experience with such parties we believe such funding will be forthcoming, however no firm commitment from such parties currently exists. If sources of financing are unavailable, we will have to curtail our plans and will be unable to pay our obligations to Congress.


ITEM 7. FINANCIAL STATEMENTS

SEE "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" BEGINNING ON PAGE F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 6, 2003, Ernst & Young LLP ("E&Y") terminated the client-auditor relationship between itself and Mooney Aerospace Group, Ltd (the "Company") by delivering to the Company a letter of resignation as the Company's independent auditors. On March 10, 2003 the Company engaged Stonefield Josephson, Inc. ("Stonefield") as its independent auditors for the fiscal year ending December 31, 2002. The decision to engage Stonefield was approved by the Board of Directors of the Company. E&Y's reports on the consolidated financial statements of the Company for fiscal years 2001 and 2000 did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. However, the report of E&Y for these fiscal years was qualified with respect to uncertainty as to the Company's ability to continue as a going concern. During fiscal years 2001 and 2000 and the subsequent interim period through March 6, 2003, there were no disagreements with E&Y regarding any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the subject matter of the disagreements in connection with its report. During our two most recent fiscal years and through March 6, 2003, there were no reportable events as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

We engaged Stonefield Josephson, Inc. as our new independent accountants as of March 10, 2003. During the two most recent fiscal years and through March 10, 2003, we have not consulted with Stonefield Josephson, Inc. regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K and the related instructions to Item 304 of the Regulation S-K, or a reportable event, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K.

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         Our directors and executive officers as follows:

    Name                    Age       Positions Held
    ----                    ---       --------------
Sam Rothman                 49         Chairman

J. Nelson Happy             59         Vice Chairman, President and
                                       Chief Financial Officer and Secretary

Arie Rabinowitz             31         Consultant and Director

Sholom Babad                28         Consultant and Director

Sol Mayer                   49         Director

S. B. Lai                   58         Director


OTHER OFFICERS:

Nicholas Chabbert           37         Executive Vice President of Sales and
            `                          Marketing

Directors serve until the next annual meeting or until their successors are elected or appointed. All Officers are appointed by and serve at the discretion of the Board of Directors, although Mr. Happy and Mr. Chabbert have entered into employment agreements. See "Management Employment Agreements." There are no family relationships between any of our directors and officers.

SAM ROTHMAN has served as a director of Mooney since December 2001. He was elected Chairman of the Board on August 19, 2002. Mr. Rothman has been self-employed in real estate and security investments during the past five years.

J. NELSON HAPPY has served as President, Chief Financial Officer and Secretary of the Company since November 14,2002. Prior to that he was named Vice Chairman of the company's board on August 19, 2002. Prior to that he served as Executive Vice President and General Counsel since January 8, 2002. He was previously the CEO of Cenco Refining Company from September 1999 to December 2001. From September 1993 to August 1999, he served as the Dean of Regent University School of Law. Mr. Happy received his B.S. Degree from Syracuse University in 1964 and his JD Degree from Columbia University School of Law in 1967.

ARIE RABINOWITZ has served as a director since December 2001. He is also a consultant to the company and has been a vice president at LH Financial Services Inc., during the past five years. LH Financial clients have invested in Mooney. Mr. Rabinowitz has a B.S. in Actuarial Science from Touro College in New York.

SHOLOM BABAD is a consultant to Mooney and was appointed as a director in April 2002. He has been self-employed as a consultant in fundraising and security investments during the past five years.

SOL MAYER is an investment manager and entrepreneur with a background in marketing. He was appointed to the board in April 2002.

S B LAI has served as director of the company since October 1997. Mr. Lai has been a Professor with the Graduate School of Business Administration, National Chengchi University, Republic of China; the Secretary General, Chinese Management Association, Republic of China; a National Assemblyman, Republic of China; and is Judge and Committeeman of the National Quality Award. He has served as director of Ta-Yeh University, Republic of China; he is a consulting committeeman for the Ministry of Economic Affairs and the Ministry of Education Affairs of the Republic of China. He has a BSME and MBA from the National Cheng-Kung University and a MSISE and Ph. D. from the University of Southern California.

NICHOLAS CHABBERT has been our Executive Vice President of Sales and Marketing since July 2002. From 2001 to 2002, he was the CEO of EXA SA in Geneva, Switzerland, a start-up company that was marketing a new type stripping machine. Mr. Chabbert received a Masters Degree in 1992 for l'Ecole Superieure Libre des Sciences Commerciales Appliquees, a French school of commerce, which is equivalent to an M.B.A. in "International Business". He then joined EADS Socrata where he served in a number of management positions and was in charge of direct sales and then the management of the European distributor network. Mr. Chabbert was Senior Vice President Sales and Marketing of the U. S. subsidiary Socata Aircraft for five years beginning in June 1996, and reintroduced the TBM 700 and TB line in the U.S. market.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and others who own greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2002, there was compliance with all
Section 16(a) filing requirements applicable to our officers, directors and other with greater than 10% beneficial owners.

ITEM 10: EXECUTIVE COMPENSATION

The following table sets forth information the remuneration of our chief executive officers and our four most highly compensated executive officers who earned in excess of $100,000 per annum during any part of our last three fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                                          LONG TERM COMPENSATION
                                ANNUAL COMPENSATION

                                                                            AWARDS             PAYOUTS
                                                          OTHER     RESTRICTED   SECURITIES
    NAME AND                                              ANNUAL       STOCK     UNDERLYING       LTIP     ALL OTHER
    PRINCIPAL       FISCAL                             COMPENSATION   AWARD(S)     OPTIONS/      PAYOUTS  COMPENSATION
    POSITION        YEAR     SALARY ($)    BONUS ($)       ($)         ($)        SARS (#)        ($)         ($)
J. Nelson Happy,    2002      200,000         -            -            -            -            -            -
 Vice Chairman,
 President, CFO
 and Secretary

Nicolas Chabbert,   2002      150,000         -            -            -            -            -            -
 Executive Vice
 President

Carl L. Chen,       2002      150,000         -            -            -        2,000,000        -            -
 PhD, Former        2001      200,000         -         39,248          -            -            -            -
 Chairman,          2000      200,000         -         39,248          -            -            -            -
 President
 and CEO




                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                             INDIVIDUAL GRANTS

                            NUMBER OF SECURITIES     PERCENT OF TOTAL           EXERCISE OR
                           UNDERLYING OPTIONS/SARs  OPTIONS/SARs GRANTED TO      BASE PRICE
        NAME                     GRANTED (#)        EMPLOYEES IN FISCAL YEAR       ($/SH)      EXPIRATION DATE
     J. Nelson Happy,                 -                       -                       -                     -
Vice Chairman, President,
    CFO and Secretary

    Nicolas Chabbert,              300,000                    -                      0.20             No expiration
 Executive Vice President

Carl L. Chen, PhD, Former         2,000,000                  N/A                     0.25                1/8/07
 Chairman, President and
           CEO



AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                        NUMBER OF SECURITIES
                                                                             UNDERLYING         VALUE OF UNEXERCISED
                                                                            UNEXERCISED             IN-THE-MONEY
                                                                          OPTIONS/SARS AT         OPTIONS/SARS AT
                          SHARES ACQUIRED ON                            FISCAL YEAR END (#)     FISCAL YEAR END ($)
         NAME                EXERCISE (#)        VALUE REALIZED ($)         EXERCISABLE/            EXERCISABLE/
                                                                           UNEXERCISABLE           UNEXERCISABLE
   J. Nelson Happy,                -                      -                      -                       -
    Vice Chairman,
  President, CFO and
       Secretary

   Nicolas Chabbert,               -                      -                 300,000/-0-               -0-/-0-
    Executive Vice
       President

  Carl L. Chen, PhD,               -                      -                2,000,000/-0-              -0-/-0-
   Former Chairman,
   President and CEO


COMPENSATION OF DIRECTORS

Directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

EMPLOYMENT CONTRACTS

We have entered into three-year employment agreements with J. Nelson Happy, Vice Chairman, President and Chief Financial Officer and Nichols Chabbert, Executive Vice President of Sales and Marketing. Mr. Happy receives an annual salary of $200,000 plus reimbursement of expenses. Over the three year period he will vest ownership of three percent of the outstanding shares of Mooney. Mr. Chabbert receives an annual salary of $125,000 plus a bonus based on the number of aircraft sold and delivered. He has also received 300,000 stock options with an exercise price of $0.20.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our Common Stock beneficially owned on May 30, 2003 by (i) each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of our Common Stock, (ii) each Director and (iii) all executive officers and Directors as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

     Name and Address (1)            Number of Shares
      of Beneficial Owner             of Common Stock              Percentage of
       Identity of Group            Beneficially Owned (2)      Beneficial Ownership
       -----------------            ----------------------      --------------------
Sholom Babad (3) (16)               Class A    2,178,868                 3%
C.M. Cheng (4) (5)                  Class A       15,000                <1%
                                    Class B    1,013,572                53%
                                    Class E-1  2,027,144                51%
                                    Class E-2  2,027,144                51%
Hon. Robert P. Kaplan (6)           Class A    3,544,876               4.75%
Neil Lewis (7)                      Class A    7,255,631               9.99%
Arie Rabinowitz (8) (16)            Class A    2,178,868                 3%
Samuel Rothman ( 9) (16)            Class A    2,579,000               3.43%
                                    Class E-1  1,653,503                41%
                                    Class E-2  1,453,503                36%
J. Nelson Happy (10)                Class A    2,178,868                 3%
N. Chabbert (11)                    Class A      300,000                <1%

Harpa limited (5)                   Class B    1,013,572                53%
                                    Class E-1  2,027,144                51%
                                    Class E-2  2,027,144                51%

Shih Jen Yeh (5)                    Class B    1,013,572                53%
                                    Class E-1  2,027,144                51%
                                    Class E-2  2,027,144                51%

Chyao Chi Yeh (5)                   Class B    1,013,572                53%
                                    Class E-1  2,027,144                51%
                                    Class E-2  2,027,144                51%

Alpha Capital (12)                  Class A    7,255,631               9.99%
Akteingesellschaft

Austinvest Anstalt (13)             Class A    7,255,631               9.99%
Balzers

The Endeavour Capital (14)          Class A    7,255,631               9.99%
Investment Fund, S.A.

Esquire Trade & Finance Inc. (15)   Class A    4,190,018               5.45%

All directors and officers as a group.
(5 persons)
Class A Common Stock                           9,415,604                 %
Class E-1 Common Stock                         1,653,503                41%
Class E-2 Common Stock                         1,453,503                30%

(1) Except as otherwise indicated, the address of each principal stockholder is c/o Mooney at Louis Schreiner Field, Kerrville, TX 78028. We believe that all persons named have sole voting power, subject to community property laws where applicable.
(2) The Common Stock of Mooney is divided into four classes. Each share of Class B. Common Stock, Class E-1 and Class e-2 Common Stock is entitled to five votes per share, and Class A Common Stock is entitled to one vote per share. The shares of Class E Common Stock are subject to redemption by us if we do not achieve certain income or market price levels.
(3) We entered into a consulting agreement pursuant to which Mr. Babad will be granted a 3% interest in Mooney which is nondilutable.

(4) Includes 5,067,860 shares of Common Stock held by Harpa Limited, a Cayman Island Corporation (Harpa). C.M. Cheng is a director of Harpa and has sole voting and investment control over the shares of Common Stock held by Harpa and thus may be deemed to beneficially own such shares. Mr. Cheng disclaims beneficial ownership of such shares. The address of Harpa is c/o Coutts Co. (Cayman) Ltd., Coutts House, P.O. Box 707, West Bay Road, Grand Cayman, Cayman Islands.
(5) The voting stock of Hepa is currently held equally by Shih Jen Yeh and Chyao Chi Yeh, who are the children of Song Gen Yeh, the former Chairman and principal stockholder of Mooney. See "Certain Transactions." The address of Mr. Shih Jen Yeh and Mr. Chyao Chi Yeh is 14th Floor, No 55, Section 2, Chung-Cheng Road, Shih-Lin District, Taipei, Taiwan.
(6) This amount includes 1,475,775 shares issued upon conversion or exercise of debentures and warrants. Excludes and estimated 6,575,425 shares issuable upon conversion of $110,000 in convertible debentures and 700,000 warrants outstanding as of September 30, 2002.
(7) Includes an estimated 6,905,631 shares issuable upon conversion or exercise of debentures and warrants. Excludes an estimated 6,575,425 shares issuable upon the conversion or exercise of debentures and warrants which may not be converted or exercised pursuant to a contractually stipulated 9.99% ownership restriction. The full conversion and exercise of all debentures and warrants would exceed this restriction. Shares are held in the name of Lewis Family Investments Pty., Ltd.
(8) We entered into a consulting agreement pursuant to which Mr. Rabinowitz will be granted a 3% interest in Mooney which is nondilutable.
(9) We entered into a consulting agreement pursuant to which E&S Investment Group will be granted a 3% interest in Mooney which is nondilutable. Mr. Rothman disclaims beneficial ownership of the shares underlying the 3% interest which will all be issued in his wife's name. Mr. Rothman's wife Tova Rothman, controls E&S Investment Group. Mr. Rothman holds an irrevocable proxy from Dr. Chen to vote the Class E-1 and Class E-2 shares Dr. Chen previously controlled. This amount includes an estimated 2,578,198 shares of common stock issuable upon conversion of $170,775 in convertible debentures and warrants outstanding as of September 30, 2002.
(10) There is an employment agreement pursuant to which Mr. Happy will be granted a 3% interest in Mooney which is nondilutable for three years.
(11) Includes 300,000 shares of Class A Common Stock issuable upon the exercise of options which are currently exercisable.
(12) The address for Alpha Capital Aktiengesellscraft is Pradafant 7, Furstentums 9490, Vaduz, Liechtenstein. Includes an estimated 7,255,631 shares of Class A Common Stock issuable upon the conversion or exercise of debentures and warrants. Excludes an estimated 30,140,076 shares of Common Stock issuable upon conversion or exercise of debentures and warrants which may not be converted or exercised pursuant to a contractually stipulated 9.99% ownership restriction. The full conversion and exercise of all debentures and warrants would exceed this restriction.
(13) The address for Austinvest Anstalt Balzars is Landstrasse 938, 9494 Furstentums, Balzers, Liechtenstein. Includes an estimated 7,255,631 shares of Class A Common Stock issuable upon the conversion of Series A Preferred Stock or exercise of warrants. Excludes an estimated 4,235,448 shares of Class A Common Stock issuable upon conversion of Series A Preferred Stock or exercise of warrants, which may not be converted or exercised pursuant to contractually stipulated 9.99% ownership restriction. The full conversion of all Series A Preferred Stock and the exercise of all warrants would exceed this restriction.
(14) The address for The Endeavour Capital Investment Fund, S.A. is Cumberland House, 27 Cumberland Street, Nassau, New Providence, The Bahamas. Includes and estimated 7,255,631 shares of Class A Common Stock issuable upon the exercise or conversion of Series A Preferred Stock, debentures, and warrants. Excludes an estimated 7,748,624 shares of Class A Common Stock issuable upon conversion or exercise of Series A Preferred Stock, debentures, and warrants would exceed this restriction.
(15) The address of Esquire Trade &Finance Inc. is Trident Chambers, Road Town, Tortola, B.V.I Includes and estimated 4,190,018 shares Class A Common Stock issuable upon conversion of Series A Preferred Stock and exercise of warrants.
(16) The consulting agreement between Mooney and E&S Investment Group (controlled by Mr. Rothman's wife), Mr. Babad, Mr., Rabinowitz and Libra Finance, S.A., Grants these consultants a nondilutable 12% ownership interest in Mooney which will be divided equally among the four consultants. This 12% interest will be calculated based upon Mooney's issued and outstanding common stock as of December 31, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

In March 2001, we entered into a consulting agreement to issue a 6% nondilutable interest in Mooney to a group of consultants, two of whom (Messrs. Babad and Rabinowitz) later became members of our Board of Directors and one of whom is an entity controlled by the spouse of Mr. Rothman, the Chairman of the Company. The Company issued 845,678 shares of Class A Common Stock at that time with a fair value of $344,000 in exchange for consulting services provided. In October 2001, this agreement was amended to increase the nondilutable interest in Mooney to be issued to the consultants to 12%. The consultant agreement between Mooney and E&S Investment Group (controlled by Mr. Rothman's wife), Mr. Babad, Mr. Rabinowitz and Libra Finance, S.A., grants these consultants a nondilutable 12 % ownership in Mooney which will be divided equally among the four consultants. This 12 % interest will be calculated based on Mooney's issued and outstanding common stock as of October 26, 2003.

Mr. Babad, a director, received $29,032 in finder's fees in 2001 and has a consulting agreement with us that provides for payments to him of $10,000 a month from December 2001 through March 2002, and $7,000 a month from April 2002 through December 31, 2002.

Mr. Rothman has consulting agreements with us that provide for monthly payments of $5,000 beginning in December 2001. At December 31, 2002, $65,000 was due to Mr. Rothman under this agreement.

Mr. Rabinowitz has consulting agreements with us that provide for monthly payments of $5,000 beginning in January 2003.

In 2002, Mr. Rothman, Mr. Rabinowitz and Mr. Babad loaned us an aggregate of $975,000 in the form of promissory notes. As of December 31, 2002, an aggregate of $675,000 was still outstanding on these promissory notes.


PART IV

ITEM 13. EXHIBITS LIST

(a) The following exhibits are submitted herewith:


The following exhibits are filed or incorporated by reference as part of this Registration Statement.


       EXHIBIT NO.       DESCRIPTION


(1)       2.1            Agreement of Merger dated July 16, 1996 between
                         Advanced Aerodynamics and Structures, Inc., California corporation, and Advanced Aerodynamics & Structures,
                         Inc., a Delaware corporation

(15)      2.2            Order of the U.S. Bankruptcy Court dated March 18, 2002
                         re Mooney Aircraft Corporation

(15)      2.3            Asset Purchase Agreement by and between the Company and
                         Mooney Aircraft Corporation dated March 18, 2002

(15)      2.4            First Amendment to Asset Purchase Agreement by and
                         between the Company and Mooney Aircraft Corporation dated March 19, 2002

(1)       3.1            Certificate of Incorporation

          3.2            Bylaws as amended on August 19, 2002

(1)       3.3            Amended and Restated Certificate of Incorporation

(10)      3.4            Amendment to the Certificate of Incorporation

(19)      3.5            Amendment to the Certificate of Incorporation

(7)       3.6            Certificate of Designation

(8)       3.7            Amendment to Certificate of Designation

(15)      3.8            Certificate of Incorporation for Mooney Airplane
                         Company, Inc. (a wholly-owned subsidiary)

(15)      3.9            Certificate of Amendment of Certificate of
                         Incorporation for Mooney Airplane Company, Inc. (a wholly-owned subsidiary)

(19)      3.10           Bylaws as amended on July 22, 2002 for Mooney Airplane
                         Company, Inc. (a wholly-owned subsidiary)

(1)       4.1            Specimen Certificate of Class A Common Stock

(1)       4.2            Warrant Agreement (including form of Class A and Class
                         B Warrant Certificates)
(1)       4.3            Form of Underwriter's Unit Purchase Option

(6)       4.5            Form of March 2000 Common Stock Purchase Warrant to be
                         issued to the Series A Preferred Stock Subscribers and
                         Placement Agents

(6)       4.6            Form of Special Common Stock Purchase Warrant to be
                         issued to the Series A Preferred Placement Agent

(6)       4.7            Form of Funds Escrow Agreement related to the March
                         2000 Subscription Agreement

(7)       4.8            Private Equity Line of Credit Agreement, dated August
                         15, 2000, between the Company and certain Investors

(7)       4.9            Registration Rights Agreement between the Company and
                         the investors participating in the Private Equity Line of Credit Agreement

(7)       4.10           Form of Warrant issued in connection with Private
                         Equity Line of Credit Agreement

(8)       4.11           Waiver Agreement between the Registrant and the Series
                         A Preferred Stock Subscribers

(8)       4.12           Form of March 27, 2001, Subscription Agreement between
                         the Registrant and the 5% Secured Convertible Note
                         Subscribers

(8)       4.13           Form of March 27, 2001, Secured Convertible Note
                         between the Registrant and the 5% Secured Convertible
                         Note Subscribers

(8)       4.14           Form of March 27, 2001, Common Stock Purchase Warrant
                         to be issued to the 5% Secured Convertible Note
                         Subscribers

(8)       4.15           Form of March 27, 2001, Collateral Agent Agreement
                         between the Collateral Agent and the 5% Secured
                         Convertible Note Subscribers

(8)       4.16           Form of March 27, 2001, Security Agreement between the
                         Registrant and the Collateral Agent

(11)      4.18           Form of June 27, 2001, Subscription Agreement ("SA")
                         and Form of Note (Exhibit A to the SA) and Form of Warrant (Exhibit D to the SA)

(9)       4.19           Form of October 26, 2001 Subscription Agreement ("SA")
                         and Form of Secured Note (Exhibit A to the SA) and Form of Warrant (Exhibit D to the SA)

(9)       4.20           Form of October 26, 2001 Security Agreement


(9)       4.21           Form of October 26, 2001 Lockup Agreement

(9)       4.22           Form of October 26, 2001 Put Agreement

(12)      4.23           Secured Traunche A Promissory Note for $500,000, dated
                         January 29, 2002, issued to Congress Financial
                         Corporation (Southwest), as executed
12)      4.24            Secured Traunche B Promissory Note for $2,500,000,
                         dated January 29, 2002, issued to Congress Financial
                         Corporation (Southwest), as executed

(12)      4.26           Limited Recourse Secured Traunche D Promissory Note for
                         $5,714,408.71, dated January 29, 2002, issued to
                         Congress Financial Corporation (Southwest), as executed

(13)      4.27           January 30, 2002 Subscription Agreement and Form of
                         Secured Note (Exhibit A to the Subscription Agreement) and Form of Warrant (Exhibit D to the Subscription
                         Agreement) for subsequent closing under October 26, 2002 Subscription Agreement

(13)      4.28           Notice of Put, Officer's Certificate and Modification
                         of Put Agreement Terms for the Put dated January 30,
                         2002

(13)      4.29           January 30, 2002 Subscription Agreement and Form of
                         Unsecured Note (Exhibit A to the Subscription
                         Agreement) and Form of Warrant (Exhibit D to the
                         Subscription Agreement)

(14)      4.30           March 26, 2002 Subscription Agreement and Form of
                         Unsecured Note (Exhibit A to the Subscription
                         Agreement) and Form of Warrant (Exhibit D to the
                         Subscription Agreement) for subsequent closing under January 30, 2002 Subscription Agreement

(16)      4.31           April 11, 2002 Subscription Agreement and Form of
                         Unsecured Note (Exhibit A to the Subscription
                         Agreement) and Form of Warrant (Exhibit D to the
                         Subscription Agreement) for subsequent closing under January 30, 2002 Subscription Agreement

(19)      4.32           May 16, 2002 Subscription Agreement and Form of
                         Unsecured Note (Exhibit A to the Subscription
                         Agreement) and Form of Warrant (Exhibit D to the
                         Subscription Agreement)

(19)      4.33           June 5, 2002 Subscription Agreement and Form of
                         Unsecured Note (Exhibit A to the Subscription
                         Agreement) and Form of Warrant (Exhibit D to the
                         Subscription Agreement) for subsequent closing under May 16, 2002 Subscription Agreement)

(19)      4.34           June 10, 2002 Subscription Agreement and Form of
                         Unsecured Note (Exhibit A to the Subscription
                         Agreement) and Form of Warrant (Exhibit D to the
                         Subscription Agreement) for subsequent closing under May 16, 2002 Subscription Agreement

(19)      4.35           June 18, 2002 Subscription Agreement and Form of
                         Unsecured Note (Exhibit A to the Subscription
                         Agreement) and Form of Warrant (Exhibit D to the
                         Subscription Agreement) for subsequent closing under May 16, 2002 Subscription Agreement

(19)      4.36           June 28, 2002 Subscription Agreement and Form of
                         Unsecured Note (Exhibit A to the Subscription
                         Agreement) and Form of Warrant (Exhibit D to the
                         Subscription Agreement) for subsequent closing under May 16, 2002 Subscription Agreement

(19)      4.37           July 10, 2002 Subscription Agreement and Form of
                         Unsecured Note (Exhibit A to the Subscription
                         Agreement) and Form of Warrant (Exhibit D to the
                         Subscription Agreement)

(19)      4.38           Waiver and Agreement of Amendment

(20)      4.39           July 31, 2002 Subscription Agreement and Form of
                         Unsecured Note (Exhibit A to the Subscription
                         Agreement) and Form of Warrant (Exhibit D to the
                         Subscription Agreement)


(1)       10.1           Form of Indemnification Agreement

(2)       10.2           Amended 1996 Stock Option File

(1)       10.3           Employment Agreement dated as of May 1, 1996 between
                         the Company and Dr. Carl L. Chen

(15)      10.4           Severance Agreement and Warrant Agreement, each between
                         the Company and Dr. Carl L. Chen

(2)       10.5           Lease dated December 19, 1996 between Olen Properties
                         Corp., a Florida corporation, and the Company

(3)       10.6           Standard Sublease dated June 27, 1997 with Budget

                         Rent-a-Car of Southern California

(3)       10.8           Standard Industrial/Commercial Multi-Tenant Lease-Gross
                         dated March 12, 1997 with the Golgolab Family Trust

(5)       10.9           Loan Agreement dated as of August 1, 1997 between the
                         Company and the California Economic Development
                         Authority

(5)       10.10          Indenture of Trust dated as of August 1, 1997 between
                         the Company and the California Economic Development
                         Authority and First Trust of California, National
                         Association

(4)       10.11          Official Statement dated August 5, 1997

(5)       10.12          Letter of Credit issued by The Sumitomo Bank, Limited

(5)       10.13          Reimbursement Agreement dated as of August 1, 1997
                         between the Company and the Sumitomo Bank, Limited

(5)       10.14          Purchase Contract dated August 1, 1997 by and among
                         Rauscher Pierce Refnes, Inc., the California Economic
                         Development Authority and the Treasurer of the State of California, and approved by the Company

(5)       10.15          Remarketing Agreement dated as of August 1, 1997
                         between the Company and Rauscher Pierce Refnes, Inc.

(5)       10.16          Blanket Letters of Representations of the California
                         Economic Development Authority and First Trust of
                         California, National Association

(5)       10.17          Tax Regulatory Agreement dated as of August 1, 1997 by
                         and among the California Economic Development
                         Authority, the Company and First Trust of California,
                         National Association
(5)       10.18          Custody, Pledge and Security Agreement dated as of
                         August 1, 1997 between the Company and The Sumitomo
                         Bank, Limited

(5)       10.19          Investment Agreement dated August 5, 1997 by and
                         between the Company and the Sumitomo Bank, Limited

(5)       10.20          Specimen Direct Obligation Note between the Company and
                         the Sumitomo Bank, Limited

(4)       10.21          Lease Agreement dated October 17, 1997 between the
                         Company and the City of Long Beach

(4)       10.22          Construction Agreement dated October 29, 1997 between
                         the Company and Commercial Developments
                         International/West

(12)      10.23          Assignment and Assumption Agreement between Advanced
                         Aerodynamics and Structures, Inc. and Congress
                         Financial Corporation (Southwest), dated January 29,
                         2002, as executed

(12)      10.24          Collateral Assignment of Debt and Security Agreements
                         between Advanced Aerodynamics and Structures, Inc. and
                         Congress Financial Corporation (Southwest), dated
                         January 29, 2002, as executed

(17)      10.25          Roy Norris Employment Agreement

(17)      10.26          Dale Ruhmel Employment Agreement

(17)      10.27          L. Peter Larson Employment Agreement

(17)      10.28          J. Nelson Happy Employment Agreement

(17)      10.29          Exhibit 1 to Employment Agreements

(19)      10.30          Nicolas Chabbert Employment Agreement

(19)      10.31          2002 Stock Option Plan

(20)      10.32          Audit Committee Charter adopted July 22, 2002

          99.1 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________________

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

               (4) Filed by paper pursuant to the Company's request for a temporary hardship exemption relating to this report.
               (5) Incorporated by reference to the Company's Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 1997.
               (6) Incorporated by reference to the Company's Report on Form 10-KSB for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.
               (7) Incorporated by reference to the Company's Report on Form SB-2 filed with the Securities and Exchange Commission on September 5, 2000.
               (8) Incorporated by reference to the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001.
               (9) Incorporated by reference to the Company's Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2001.
               (10) Incorporated by reference to the Company's Definitive Information Statement filed with the Securities and Exchange Commission on November 21, 2001.
               (11) Incorporated by reference to the Company's Registration Statement on Form SB-2 (333-74924) filed on December 12, 2001, and withdrawn by the Company on January 24, 2002.
               (12) Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2002.
               (13) Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2002.
               (14) Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2002.
               (15) Incorporated by reference to the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2002.
               (16) Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2002.
               (17) Incorporated by reference to the Company's Report on Form 10-QSB filed with the Securities and Exchange Commission on May 20, 2002.
               (18) Incorporated by reference to the Company's Registration Statement on Form SB-2 (333-88964) filed on May 23, 2002.
               (19) Incorporated by reference to the Company's Amendment No. 1 to the Registration Statement on Form SB-2 (333-88964) filed with the Securities and Exchange Commission on August 6, 2002.
               (20) Incorporated by reference to the Company's Report on Form 10-QSB filed with the Securities and Exchange Commission on August 19, 2002.

ITEM 14. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our chief executive officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 within 90 days of the filing date of this report. Based on their evaluation, our chief executive officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MOONEY AEROSPACE GROUP, LTD.



Date:  June 13, 2003                        By: /s/ Sam Rothman
                                                ---------------------------
                                                Sam Rothman, Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                             DATE


/s/ Sam Rothman                    Chairman                        June 13, 2003
-----------------------------
Name: Sam Rothman


/s/ J. Nelson Happy                Vice Chairman, President &      June 13, 2003
-----------------------------      Chief Financial Officer and
Name: J. Nelson Happy              Secretary (Principal Executive
                                   Financial and Accounting Officer)


/s/ Arie Rabinowitz                Director                        June 13, 2003
-----------------------------
Name: Arie Rabinowitz


/s/ Sholom Babad                   Director                        June 13, 2003
-----------------------------
Name: Sholom Babad


/s/ Sol Mayer                      Director                        June 13, 2003
-----------------------------
Name: Sol Mayer


/s/ S. B. Lai                      Director                        June 13, 2003
-----------------------------
Name: S. B. Lai

                                 CERTIFICATIONS


I, J. Nelson Happy, certify that:


1. I have reviewed this annual report on Form 10-KSB of Mooney Aerospace Group, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 13, 2003

                                /s/ J. Nelson Happy
                                ------------------------------------------------
                                Vice Chairman, President,
                                Chief Financial Officer and Secretary (principal Executive and Financial and Accounting Officer)

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001









                                    CONTENTS

                                                                        Page
                                                                        ----


INDEPENDENT AUDITORS' REPORT:
  Report on Audited Consolidated Financial Statements                    F-1

FINANCIAL STATEMENTS:
  Consolidated Balance Sheet as of December 31, 2002                  F-2 - F-3
  Consolidated Statements of Operations for the years
    ended December 31, 2002 and 2001                                     F-4
  Consolidated Statement of Stockholders' Deficit for the years
    ended December 31, 2002 and 2001                                     F-5
  Consolidated Statements of Cash Flows for the years
    ended December 31, 2002 and 2001                                  F-6 - F-8
  Notes to Consolidated Financial Statements                          F-9 - F-56

                          INDEPENDENT AUDITORS' REPORT


To The Board Of Directors and Stockholders of
Mooney Aerospace Group, Ltd.
Kerrville, Texas


We have audited the accompanying consolidated balance sheet of Mooney Aerospace Group, Ltd. and Subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mooney Aerospace Group, Ltd. and Subsidiary as of December 31, 2002, and the consolidated results of its operations and cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant losses from operations since its inception and has a working capital deficit. The Company is also involved in various litigation as described in Note 11. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
May 9, 2003

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                 CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2002



                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $ 1,413,000
  Accounts receivable, less allowance for doubtful
     accounts of $0                                                      45,000
  Inventory, net of obsolescence reserve of $220,000                  7,552,000
  Debt issuance costs                                                   407,000
  Prepaid expenses and other current assets                             342,000
                                                                    ------------

          Total current assets                                        9,759,000

PROPERTY AND EQUIPMENT, net                                           4,702,000

TRADE NAME                                                            1,802,000

DEBT ISSUANCE COSTS                                                     259,000
                                                                    ------------

          Total assets                                              $16,522,000
                                                                    ============


                                   (Continued)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                CONSOLIDATED BALANCE SHEET (CONTINUED) - DECEMBER 31, 2002




                           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                               $   2,605,000
  Accrued expenses                                                                   2,849,000
  Accrued interest and penalties                                                     6,873,000
  Liabilities related to abandoned property (Notes 11, 12, 13)                      14,099,000
  Accrued warrant liability                                                            399,000
  Advanced deposits                                                                  1,943,000
  Convertible debentures, current portion (net of discounts of $14,150,000)          3,744,000
  Notes payable, current portion (including related party notes of $675,000)         5,222,000
                                                                                 --------------

          Total current liabilities                                                 37,734,000

CONVERTIBLE DEBENTURES, less current portion (net of discounts
  of $5,887,000)                                                                     2,085,000

NOTES PAYABLE, less current portion                                                  2,705,000
                                                                                 --------------

          Total liabilities                                                         42,524,000
                                                                                 --------------

COMMITMENTS AND CONTINGENCIES (Note 11)                                                     --

STOCKHOLDERS' DEFICIT:
  Preferred Stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding; 100,000 shares designated as Series A
  Series A 5% Cumulative Convertible Preferred Stock, $100 stated value
    per share; 100,000 shares authorized; 35,889 shares issued and outstanding       2,798,000
  Class A Common Stock, $0.0001 par value, 625,000,000 shares
    authorized; 80,510,761 shares issued and outstanding                                 8,000
  Class B Common Stock, $0.0001 par value, 10,000,000 shares authorized;
    1,013,572 shares issued and outstanding                                                 --
  Class E-1 Common Stock, $0.0001 par value, 4,000,000 shares authorized;
    4,000,000 shares issued and outstanding                                                 --
  Class E-2 Common Stock, $0.0001 par value, 4,000,000 shares authorized;
    4,000,000 shares issued and outstanding                                                 --
  Additional paid-in capital                                                        97,911,000
  Accumulated deficit                                                             (126,719,000)
                                                                                 --------------

          Total stockholders' deficit                                              (26,002,000)
                                                                                 --------------

          Total liabilities and stockholders' deficit                            $  16,522,000
                                                                                 ==============


 The accompanying notes are an integral part of these consolidated financial statements.

                                           F-3

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Year ended      Year ended
                                                   December 31,    December 31,
                                                       2002            2001
                                                   -------------   -------------
                                                                    (restated)

NET SALES                                          $  5,173,000    $         --

COST OF SALES                                         4,442,000              --
                                                   -------------   -------------

GROSS PROFIT                                            731,000              --
                                                   -------------   -------------

OPERATING EXPENSES:
  Research and development expenses                   8,231,000       7,630,000
  Selling and support expenses                          670,000              --
  General and administrative expenses                 5,095,000       4,815,000
  Non-recurring expenses                             11,083,000       3,823,000
                                                   -------------   -------------
                                                     25,079,000      16,268,000
                                                   -------------   -------------

LOSS FROM OPERATIONS                                (24,348,000)    (16,268,000)
                                                   -------------   -------------

OTHER INCOME (EXPENSE):
  Interest income                                        28,000          37,000
  Other income (expense), net                          (195,000)         36,000
  Amortization of debt issue costs and discounts     (6,106,000)     (3,228,000)
  Interest expense                                   (8,201,000)     (2,749,000)
                                                   -------------   -------------

          Total other income (expense)              (14,474,000)     (5,904,000)
                                                   -------------   -------------

LOSS BEFORE PROVISION FOR INCOME TAXES              (38,822,000)    (22,172,000)

PROVISION FOR INCOME TAXES                                   --              --
                                                   -------------   -------------

NET LOSS                                           $(38,822,000)   $(22,172,000)
                                                   =============   =============

NET LOSS PER SHARE:
  Basic and diluted                                $      (0.58)   $      (0.76)
                                                   =============   =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                           FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                            Preferred Stock                  Common Stock
                                        ----------------------  -------------------------------------------
                                               Series A                Class A               Class B
                                        ----------------------  ---------------------  ------------------
                                         Shares      Amount       Shares      Amount     Shares    Amount
                                        --------  ------------  -----------  --------  ----------  ------
BALANCE, DECEMBER 31, 2000               68,909   $ 4,625,000    8,964,499   $ 1,000   1,900,324   $  --

Proceeds from issuance of
  preferred stock                        11,285       978,000           --        --          --      --
Value of warrants issued with
  preferred stock                            --            --           --        --          --      --
Conversion of Preferred Stock to
  Class A                               (33,546)   (2,334,000)  16,112,563     2,000          --      --
Proceeds from issuance of
  common stock                               --            --    4,455,023     1,000          --      --
Common stock issued for services             --            --      845,678        --          --      --
Value of warrants issued                     --            --           --        --          --      --
Amortization of discount on
  preferred stock                            --       346,000           --        --          --      --
Amortization of warrants attached
  to common stock                            --            --           --        --          --      --
Value of warrants issued with
  debentures                                 --            --           --        --          --      --
Beneficial conversion feature
  related to debentures                      --            --           --        --          --      --
Conversion of Debentures to Class A          --            --   14,961,087     1,000          --      --
Unrealized investment loss                   --            --           --        --          --      --
Net loss for year                            --            --           --        --          --      --
                                        --------  ------------  -----------  --------  ----------  ------

Balance, December 31, 2001 (restated)    46,648     3,615,000   45,338,850     5,000   1,900,324      --

Conversion of Preferred Stock to
  Class A                               (10,759)   (1,041,000)  12,662,905     1,000          --      --
Proceeds from issuance of common
  stock and warrants for services            --            --      100,000        --          --      --
Amortization of discount on
  preferred stock                            --       224,000           --        --          --      --
Amortization of warrants attached
  to common stock                            --            --           --        --          --      --
Issuance of warrants attached to
  debentures                                 --            --           --        --          --      --
Beneficial conversion feature
  related to debentures                      --            --           --        --          --      --
Conversion of Debentures to Class A          --            --   17,381,383     2,000          --      --
Unrealized investment loss                   --            --           --        --          --      --
Issuance of common stock for
  professional services                      --            --      880,000        --          --      --
Conversion of Class B to Class A             --            --      886,752        --    (886,752)     --
Issuance in connection with Mooney
  Aircraft Corporation                       --            --    3,260,871        --          --      --
Issuance of warrants to Mooney
  Aircraft Corporation                       --            --           --        --          --      --
Issuance of warrants to Dr. Chen             --            --           --        --          --      --
Record value of warrants as liability        --            --           --        --          --      --
Net loss for year                            --            --           --        --          --      --
                                        --------  ------------  -----------  --------  ----------  ------

BALANCE, DECEMBER 31, 2002               35,889   $ 2,798,000   80,510,761   $ 8,000   1,013,572   $  --
                                        ========  ============  ===========  ========  ==========  ======
                                                                                              (CONTINUED)

                                                    Common Stock
                                        --------------------------------------
                                              Class E-1          Class E-2
                                        ------------------  ------------------
                                          Shares    Amount    Shares    Amount
                                        ----------  ------  ----------  ------
BALANCE, DECEMBER 31, 2000              4,000,000   $  --   4,000,000   $  --

Proceeds from issuance of
  preferred stock                              --      --          --      --
Value of warrants issued with
  preferred stock                              --      --          --      --
Conversion of Preferred Stock to
  Class A                                      --      --          --      --
Proceeds from issuance of
  common stock                                 --      --          --      --
Common stock issued for services               --      --          --      --
Value of warrants issued                       --      --          --      --
Amortization of discount on
  preferred stock                              --      --          --      --
Amortization of warrants attached
  to common stock                              --      --          --      --
Value of warrants issued with
  debentures                                   --      --          --      --
Beneficial conversion feature
  related to debentures                        --      --          --      --
Conversion of Debentures to Class A            --      --          --      --
Unrealized investment loss                     --      --          --      --
Net loss for year                              --      --          --      --
                                        ----------  ------  ----------  ------

Balance, December 31, 2001 (restated)   4,000,000      --   4,000,000      --

Conversion of Preferred Stock to
  Class A                                      --      --          --      --
Proceeds from issuance of common
  stock and warrants for services              --      --          --      --
Amortization of discount on
  preferred stock                              --      --          --      --
Amortization of warrants attached
  to common stock                              --      --          --      --
Issuance of warrants attached to
  debentures                                   --      --          --      --
Beneficial conversion feature
  related to debentures                        --      --          --      --
Conversion of Debentures to Class A            --      --          --      --
Unrealized investment loss                     --      --          --      --
Issuance of common stock for
  professional services                        --      --          --      --
Conversion of Class B to Class A               --      --          --      --
Issuance in connection with Mooney
  Aircraft Corporation                         --      --          --      --
Issuance of warrants to Mooney
  Aircraft Corporation                         --      --          --      --
Issuance of warrants to Dr. Chen               --      --          --      --
Record value of warrants as liability          --      --          --      --
Net loss for year                              --      --          --      --
                                        ----------  ------  ----------  ------

BALANCE, DECEMBER 31, 2002              4,000,000   $  --   4,000,000   $  --
                                        ==========  ======  ==========  ======
                                                                   (CONTINUED)


                                        Additional
                                          Paid in    Comprehensive  Accumulated
                                          Capital        Loss        Deficit          Total
                                        ------------  ----------  --------------  -------------
BALANCE, DECEMBER 31, 2000              $59,519,000   $      --   $ (64,752,000)  $   (607,000)

Proceeds from issuance of
  preferred stock                           170,000          --        (194,000)       954,000
Value of warrants issued with
  preferred stock                            60,000          --              --         60,000
Conversion of Preferred Stock to
  Class A                                 2,332,000          --              --             --
Proceeds from issuance of
  common stock                              897,000          --              --        898,000
Common stock issued for services            344,000          --              --        344,000
Value of warrants issued                    274,000          --              --        274,000
Amortization of discount on
  preferred stock                                --          --        (346,000)            --
Amortization of warrants attached
  to common stock                           119,000          --        (119,000)            --
Value of warrants issued with
  debentures                              3,443,000          --              --      3,443,000
Beneficial conversion feature
  related to debentures                   9,114,000          --              --      9,114,000
Conversion of Debentures to Class A       2,239,000          --              --      2,240,000
Unrealized investment loss                       --     (29,000)             --        (29,000)
Net loss for year                                --          --     (22,172,000)   (22,172,000)
                                        ------------  ----------  --------------  -------------

Balance, December 31, 2001 (restated)    78,511,000     (29,000)    (87,583,000)    (5,481,000)

Conversion of Preferred Stock to
  Class A                                 1,040,000          --              --             --
Proceeds from issuance of common
  stock and warrants for services            32,000          --              --         32,000
Amortization of discount on
  preferred stock                                --          --        (224,000)            --
Amortization of warrants attached
  to common stock                            90,000          --         (90,000)            --
Issuance of warrants attached to
  debentures                              4,473,000          --              --      4,473,000
Beneficial conversion feature
  related to debentures                   9,842,000          --              --      9,842,000
Conversion of Debentures to Class A       2,525,000          --              --      2,527,000
Unrealized investment loss                       --      29,000              --         29,000
Issuance of common stock for
  professional services                     178,000          --              --        178,000
Conversion of Class B to Class A                 --          --              --             --
Issuance in connection with Mooney
  Aircraft Corporation                      900,000          --              --        900,000
Issuance of warrants to Mooney
  Aircraft Corporation                      399,000          --              --        399,000
Issuance of warrants to Dr. Chen            320,000          --              --        320,000
Record value of warrants as liability      (399,000)         --              --       (399,000)
Net loss for year                                --          --     (38,822,000)   (38,822,000)
                                        ------------  ----------  --------------  -------------

BALANCE, DECEMBER 31, 2002              $97,911,000   $      --   $(126,719,000)  $(26,002,000)
                                        ============  ==========  ==============  =============


   The accompanying notes are an integral part of these consolidated financial statements.


                                           F-5

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Year ended       Year ended
                                                            December 31,    December 31,
                                                               2002             2001
                                                           -------------   -------------
                                                                             (restated)

CASH FLOWS USED FOR OPERATING ACTIVITIES:
  Net loss                                                 $(38,822,000)   $(22,172,000)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    USED FOR OPERATING ACTIVITIES:
      Noncash professional service expense                      530,000         344,000
      Amortization of discount on convertible debentures      5,935,000       3,165,000
      Amortization of debt issuance costs                       171,000          73,000
      Depreciation and amortization expense                   1,610,000       1,567,000
      Loss on disposal of assets                             11,083,000       2,805,000

  CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                       (43,000)             --
      Inventory                                              (2,721,000)             --
      Prepaid expenses and other current assets                (275,000)          2,000

    INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable                                          518,000        (170,000)
      Accrued expenses                                         (106,000)      2,249,000
      Accrued interest and penalties                          7,799,000              --
      Advanced deposits                                         310,000          45,000
                                                           -------------   -------------
          Net cash used for operating activities            (14,011,000)    (12,092,000)
                                                           -------------   -------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Purchase of property and equipment                            (43,000)             --
  Purchase of investments                                            --      (2,910,000)
  Proceeds from maturities of investment in bonds                    --         653,000
  Proceeds from sale of investments                           1,953,000         304,000
  (Increase) decrease in other assets                           314,000        (108,000)
  Purchase of Mooney Airplane Company, Inc.                  (4,082,000)             --
  Change in restricted cash                                     436,000         (31,000)
                                                           -------------   -------------
          Net cash used for investing activities             (1,422,000)     (2,092,000)
                                                           -------------   -------------

                                                                             (Continued)

 The accompanying notes are an integral part of these consolidated financial statements.



                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                            Year ended       Year ended
                                                            December 31,    December 31,
                                                               2002             2001
                                                           -------------   -------------
                                                                             (restated)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock                $         --    $    954,000
  Proceeds from issuance of convertible debentures           14,589,000       9,799,000
  Proceeds from issuance of notes payable                     5,264,000              --
  Proceeds from the issuance of warrants                             --       3,776,000
  Proceeds from the issuance of common stock                         --         898,000
  Proceeds from bridge financing                                     --       1,100,000
  Payments for debt issuance costs                             (438,000)             --
  Payments on capital lease obligation                         (386,000)       (214,000)
  Payments on notes                                          (2,864,000)       (361,000)
  Payment on bridge financing                                        --      (1,100,000)
                                                           -------------   -------------
          Net cash provided by financing activities          16,165,000      14,852,000
                                                           -------------   -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       732,000         668,000
CASH AND CASH EQUIVALENTS, beginning of year                    681,000          13,000
                                                           -------------   -------------
CASH AND CASH EQUIVALENTS, end of year                     $  1,413,000    $    681,000
                                                           =============   =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

During the years ended December 31, 2002 and 2001, the Company paid income taxes of $0 and $0, respectively and interest of $0 and $1,256,000, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended December 31, 2001, the Company acquired assets of $750,000 for a note payable and entered into capital lease obligations of $3,200,000.

During the years ended December 31, 2002 and 2001, the Company incurred discounts on the issuance of convertible debentures totaling $14,315,000 and $13,117,000, respectively.

During the years ended December 31, 2002 and 2001, the Company issued 980,000 and 845,678 shares of its common stock valued at $210,000 and $344,000 for services performed. These shares were valued at their fair market value upon date of issuance.

During the year ended December 31, 2002 the Company issued warrants totaling $320,000 for services.


                                   (Continued)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES, CONTINUED:

         During the year ended December 31, 2002, the Company completed the acquisition of certain assets and the assumption of certain liabilities of MACorp through its newly formed and wholly owned subsidiary, MAC, for approximately $9,881,000 (see Note 2). Assets purchased included trade name, inventory and property and equipment, and totaled $1,802,000, $5,348,000 and $4,678,000 respectively. Liabilities assumed amounted to $1,947,000. Of the total consideration paid, approximately $4,082,000 was in cash and the Company had the following non-cash transactions:

         a) $4,500,000 was in the form of notes payable to Congress;
         b) 3,260,871 shares of Class A Common Stock were issued with a fair value of $900,000; and
         c) warrants to purchase 3,623,189 shares of Class A Common Stock were issued with a fair value of $399,000.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization and Line of Business
         ---------------------------------

         Mooney Aerospace Group, Ltd., formerly known as Advanced Aerodynamics & Structures, Inc. (the "Company" or "Mooney"), was incorporated under the laws of the State of California on January 26, 1990. In July 1996, the Company reincorporated by merging into a newly formed corporation in Delaware. Upon approval of the Company's Board of Directors and the State of Delaware, the Company, on July 23, 2002, changed its the name from Advanced Aerodynamics & Structures, Inc. to Mooney Aerospace Group, Ltd. The consolidated financial statements as of December 31, 2002 and for the two years then ended have been adjusted to reflect this name change.

         Until June 30, 2002, the Company was in the development stage, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, of designing a multi-purpose light aircraft. Since its inception, the Company was engaged primarily in the research and development of its proposed aircraft, the JETCRUZER 500. In June 1994, the FAA awarded the Company a Type Certificate for the JETCRUZER 450, which is a non-pressurized propjet aircraft powered by a smaller Pratt & Whitney engine.

         In January 2002, the Board of Directors decided to refocus the Company. The Company adopted a new business strategy of becoming a leading supplier of piston, turboprop, and light jet aircraft for the business and owner-flown general aviation markets. The Company planned to accomplish this through the acquisition of existing high quality aviation lines and the development of new aircraft models. The Company conducted a technical review of the JETCRUZER 500 program and the predecessor JETCRUZER 450 program to ascertain the reasons for the continued delays and the actual status of the aircraft. This review revealed that the JETCRUZER 500 was seriously overweight, was not achieving its speed goals, and had a serious gravity problem with fuel burn. Additionally, subsequent noise tests determined that the aircraft could not meet current federal guidelines for external noise levels. Accordingly, the Board of Directors suspended significant spending on the JETCRUZER 500 program. The Company is currently in negotiations surrounding the sale of the program to another company or will use the JETCRUZER flight and test data to launch a new development activity.

         On April 19, 2002, the Company completed the acquisition of certain assets and the assumption of certain liabilities of Mooney Aircraft Corporation ("MACorp") out of bankruptcy through its newly formed and wholly owned subsidiary, Mooney Airplane Company ("MAC"), for approximately $9,881,000 (see Note 2). MACorp was an operating company that had a long history of generating revenue.

         After the acquisition, the Company's business operations included (i) the design and manufacture of four-place, single-engine, retractable gear aircraft, (ii) sale of spare parts for Mooney aircraft, (iii) manufacture of aircraft components for other aerospace companies, and
         (iv) service and repair of aircraft. Aircraft sales, both domestic and international, are largely through a Mooney Marketing Center distribution system. Spare parts are sold worldwide through a Mooney Service Center distribution system. The manufacture of aircraft components and the Company's service and repair of aircraft are primarily domestic operations.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Organization and Line of Business (Continued)
         ---------------------------------------------

         Since its inception in 1990 to June 30, 2002 the Company had accumulated a deficit while in the development stage of $99,216,000. Effective July 1, 2002, the Company was no longer considered to be in the development stage due to its recent acquisition of MACorp's assets and business.

         Basis of Presentation
         ---------------------

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred program development costs totaling approximately $48,987,000 relating to its JETCRUZER 500 program which has now been terminated and has recorded a cumulative net loss of approximately $126,719,000 as of December 31, 2002. The Company also has a working capital deficiency of $27,975,000 as of December 31, 2002. The Company is involved in certain litigation with former executives of the Company and with the owner of the Long Beach, California building that the Company previously used as its corporate headquarters.

         These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

              a) The Company's management team has been developing a financial plan to address its working capital requirements and believes that if executed successfully, the plan will substantially improve the Company's ability to meet its working capital requirements throughout the year ended December 31, 2003. However, the current working capital and financing obtained subsequent to December 31, 2002 is insufficient to meet the Company's needs beyond the second quarter of fiscal 2003.

              b) Management plans to restructure its current outstanding debt and raise additional capital through private equity or debt financing to sufficiently fund its current operations and increase the number of airplanes produced to generate sufficient revenue to achieve profitable operating results.

              c) Management is currently in the process of trying to sell its JETCRUZER 500 program; and

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Basis of Presentation (Continued)
         ---------------------------------

              d) Management plans to explore the unique opportunity that exists in the general aviation industry today. The Company believes that an opportunity has been created for the formation of a new general aviation company whose products offer an alternative to business travel by airline for executives of small to medium-sized businesses and high net worth individuals as a result of the occurrence of the following: (1) reduction of product-liability exposure as a consequence of the passage of the General Aviation Revitalization Act of 1994, (2) the availability of several top of the line general aviation product lines as a result of the recent recession and changes in strategic direction by several general aviation aircraft manufacturers, and (3) deteriorating comfort and convenience of airline travel.

         Principles of Consolidation
         ---------------------------

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mooney Airplane Company ("MAC"), incorporated under the laws of the state of Delaware on March 4, 2002 (see Note 2). All inter-company accounts and transactions have been eliminated.

         Use of Estimates
         ----------------

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2002 and 2001, the Company used estimates in determining the realization of its accounts receivable, inventory and its intangible assets. Actual results could differ from these estimates.

         Fair Value of Financial Instruments
         -----------------------------------

         For certain of the Company's financial instruments, including cash, accounts receivable, inventory, other current assets, accounts payable and accrued expenses and advanced deposits, the carrying amounts approximate fair value due to their short maturities. The amounts shown for convertible debentures, notes payable and capital lease obligations also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

         Cash and Cash Equivalents
         -------------------------

         For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Concentration of Credit Risk
         ----------------------------

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

         Inventory
         ---------

         Inventory consisting of raw materials, work in process and finished goods are stated at the lower of cost utilizing the first-in, first-out method or market. An obsolescence reserve is estimated for parts whose values have been determined to be impaired or whose future utility appears limited.

         Property and Equipment
         ----------------------

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

         Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

         The Company recognized an impairment expense relating to certain fixed assets during the years ended December 31, 2002 and 2001 (see Note 12).

         Trade Name
         ----------

         Trade name consists of the value assigned to the Mooney Airplane name and certificates acquired as part of the Mooney purchase, as described in Note 2. The Company evaluates its trade name each balance sheet date, based principally on a market capitalization approach, to determine whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the trade name will be written down to its estimated fair value.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Impairment of Long-Lived Assets
         -------------------------------

         Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company will use future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets will be written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of the asset less cost to sell.

         Accrued Warrant Liability
         -------------------------

         Under the terms the convertible debentures issued in 2002 and 2001 and in connection with the issuance of Series A preferred stock in 2001 and 2000, the Company issued detachable warrants to purchase shares of common stock. At December 31, 2002, if all the convertible debentures and Series A preferred stock were converted into shares of common stock, the number of shares to be issued upon conversion would exceed the number of authorized shares. As a result, in accordance with the guidelines of EITF 00-19, the fair value of the warrants at December 31, 2002 was recorded as accrued warrant liability. Furthermore, the classification of the warrants as a liability require variable accounting, with remeasurement of the fair value of the warrants at each balance sheet date, with any adjustments reflected in earnings.

         These outstanding warrants were remeasured at December 31, 2002 using the Black-Scholes option pricing model using the following assumptions: term ranging from 1 to 4 years, a risk-free interest rate of 4.00%, a dividend yield of 0% and volatility of 84%.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Stock Based Compensation
         ------------------------

         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees.

                                                                 2002           2001
                                                            -------------   -------------
                  Net loss
                      As reported                           $(38,822,000)   $(22,172,000)
                      Compensation as calculated under
                        Fair Value method                        (41,000)       (201,000)
                                                            -------------   -------------

                      Pro forma                             $(38,863,000)   $(22,373,000)
                                                            =============   =============

                  Basic and diluted loss per common share
                      As reported                           $      (0.58)   $      (0.76)
                      Pro forma                             $      (0.58)   $      (0.77)

         Advanced Deposits
         -----------------

         Advanced deposits represent deposits from customers for the purchase of the JETCRUZER 500, which were paid when the sales order was signed. As of December 31, 2002, the Company is no longer developing the JETCRUZER
         500. The Company is carrying these deposits as a current liability.

         Revenue Recognition
         -------------------

         The Company recognizes revenue on substantially all aircraft sales and parts and service sales when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonable assured.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Revenue Recognition, Continued
         ------------------------------

         The Company also recognizes revenue on aircraft sales under bill-and-hold transactions when each of the following seven criteria are met: 1) the risk of ownership has passed to the buyer; 2) the buyer has made a fixed commitment to purchase the goods; 3) the buyer has requested that the transaction be on a bill-and-hold basis and has a substantial business purpose for ordering so; 4) there is a fixed schedule for delivery of the goods and the delivery date is reasonable and consistent with the buyer's business practices; 5) the Company has not retained any specific performance obligations such that the earnings process is not complete; 6) the aircraft has been segregated from the Company's inventory and is not subject to being used to fill other orders; and 7) the aircraft must be complete and ready for shipment.

         Advertising and Marketing Costs
         -------------------------------

         The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended December 31, 2002 and 2001 amounted to $592,000 and $43,000, respectively.

         Income Taxes
         ------------

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Earnings Per Share
         ------------------

         The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the year ended December 31, 2002 and 2001 because the effect would have been anti-dilutive:

                                                                       2002            2001
                                                                  --------------  --------------
                  Conversion of Series A preferred stock            132,922,222      22,535,266
                  Conversion of convertible debentures            1,481,915,414     206,684,506
                  Stock options issued to employees                     300,000       1,322,000
                  Class A warrants                                           --      20,400,000
                  Class B warrants                                           --       6,900,000
                  Warrants issued with convertible debentures        62,939,612      30,614,757
                  Warrants issued with Series A preferred stock       2,771,002       2,771,002
                  Warrants issued with equity line                    4,268,764       4,268,764
                  Warrants issued with severance package              2,000,000       2,000,000
                  Warrants issued with acquisition of MAC             3,623,189              --
                                                                  --------------  --------------
                                                                  1,690,740,203     297,496,295
                                                                  ==============  ==============

         Comprehensive Loss
         ------------------

         SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the year ended December 31, 2002 and 2001, the Company had items that represented other comprehensive income and, accordingly, has included in the statement of stockholders' deficit the change in comprehensive loss.

         Research and Development
         ------------------------

         All costs incurred in the design, testing, and certification of aircraft being developed by the Company (including costs of in-process research and development acquired) are expensed as incurred.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Warranty
         --------

         A warranty period of three years is provided for each aircraft sold. Periodically, the recorded warranty liability is evaluated with consideration given to actual warranty expense incurred on a historical basis, the volume of products still under warranty, and the warranty period remaining for those products.

         Product Liability
         -----------------

         An accrual is provided for product liability expenses on manufactured products. Periodically, the recorded product liability accrual is evaluated with consideration given to actual product liability expenses, the number of product liability claims still outstanding, the severity of the alleged and actual damages specified in each claim, and the likelihood that actual expenses will be incurred on each claim. Product liability, if any, is included in accrued expenses.

         Environmental Remediation Costs
         -------------------------------

         Expenses associated with environmental remediation obligations are accrued when such losses are probable and reasonably estimable. Accruals for estimated expenses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

         Discount on Convertible Debentures
         ----------------------------------

         Discounts on convertible debentures are principally the values attributed to the detachable warrants issued in connection with the convertible debentures and the value of the preferential conversion feature associated with the convertible debentures. These discounts are account for in accordance with Emerging Issues Task Force ("EITF") 00-27 issued by the American Institute of Certified Public Accountants.

         Reclassification
         ----------------

         Certain reclassifications have been made to the 2001 balances to conform to the 2002 presentation.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Restatement
         -----------

         The financial statements for the year ended December 31, 2001 have been restated to properly account for amortization of discount attributable to warrants and beneficial conversion features of convertible debentures, in accordance with Emerging Issues Task Force Abstract 00-27. This restatement resulted in the following change:

                  Net loss, as previously reported             $ (21,164,000)
                  Prior period adjustment                         (1,008,000
                                                               --------------

                  Net loss, as restated                        $ (22,172,000)
                                                               ==============

                  Net loss per share, as previously reported   $       (0.73)
                  Prior period adjustment                              (0.03)
                                                               --------------

                  Net loss per share, as restated              $       (0.76)
                                                               ==============

         Recently Issued Accounting Pronouncements
         -----------------------------------------

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has implemented this pronouncement.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001, for any intangibles acquired in a business combination initiated after June 30, 2001. The Company has implemented this pronouncement.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements (Continued)
         -----------------------------------------------------

         In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company has implemented this pronouncement.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company has implemented this pronouncement.

         In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145, which had no material impact to the Company's financial position or results of operations.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has implemented this pronouncement.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements (Continued)
         -----------------------------------------------------

         In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances.

         The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements (Continued)
         -----------------------------------------------------

         In May 2000, the Emerging Issues Task Force (EITF) issued EITF Abstract No. 00-14, Accounting for Certain Sales Incentives. EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor s Products, effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's statement of operations.

         Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these issues. In September of 2001, the EITF issued EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Products, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 Accounting for Points and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future. The Company has adopted these issues in 2002 which did not have a material impact on the Company's financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

         The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements (Continued)
         -----------------------------------------------------

         During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

         During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.


NOTE 2 - ACQUISITIONS

         The Company acquired Mooney Aircraft Corporation's ("MACorp") assets out of bankruptcy. Historically, MACorp produced top of the line, single engine piston airplanes including the Eagle, the Ovation 2, and the Bravo, which are considered to be the performance leaders in the four-passenger single engine aircraft market. MACorp is located in Kerrville, Texas. On February 6, 2002, the U.S. Bankruptcy Court in San Antonio, Texas, approved an operating agreement, which allowed the Company to manage MACorp while a plan of reorganization was prepared for approval. MACorp had operated under the protection of Chapter 11 bankruptcy since July 2001.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 2 - ACQUISITIONS (CONTINUED)

         On February 8, 2002, the Company purchased Congress Financial Corporation's position (the "Congress Position") as senior secured creditor for MACorp. Under the terms of the Assignment and Assumption Agreement, the purchase price paid by the Company in connection with the acquisition of the Congress Position was $8,000,000 with $3,500,000 paid in cash and $4,500,000 payable in secured notes (see Note 5). Each note is secured by substantially all the assets acquired from MACorp. As additional security for the Company's compliance with the fulfillment of its obligations pursuant to the Assignment and Assumption Agreement and the acquisition notes, the Company delivered to Congress Financial Corporation a Limited Recourse Secured Promissory Note for $5,700,000. This note is a contingent note, payable only in the event that the Company defaults under the terms of the original acquisition notes.

         On March 18, 2002, the bankruptcy courts approved the sale of MACorp's assets to the Company, which was completed on April 19, 2002. On April 19, 2002, the Company completed the acquisition of certain assets and the assumption of certain liabilities of MACorp through its newly formed and wholly owned subsidiary, MAC, for approximately $9,881,000. Of the total consideration paid, approximately $4,082,000 was in cash, of which, $3,500,000 was paid directly to Congress; $4,500,000 was in the form of notes payable to Congress; 3,260,871 shares of Class A Common Stock were issued with a fair value of $900,000, and warrants to purchase 3,623,189 shares of Class A Common Stock were issued with a fair value of $399,000. Assets purchased included trade name, inventory and property, and equipment, and totaled $1,802,000, $5,348,000 and $4,678,000 respectively. Liabilities assumed totaled to $1,947,000.

         This transaction was accounted for by the purchase method of accounting, as required by SFAS No. 141, "Business Combinations", and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition. The allocation is preliminary, and may be adjusted upon the completion of an appraisal of the property and equipment and other future analysis during the allocation period, not to exceed one year.

         The operating results of the acquisition are included in the Company's consolidated results of operations from April 19, 2002. The following unaudited proforma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the year of acquisition and the year immediately preceding, after the effect of certain adjustments. These proforma results have been presented for comparative purposes only and are not indicative of what would have occurred had the acquisitions been made as of January 1, 2001, appropriately, or of any potential results which may occur in the future. The results of operations of MACorp included in the pro forma information below are not indicative of what the results of operations would be had MACorp been operating under normal circumstances, as it was operating under Chapter 11 proceedings during a portion of the time during the years ended December 31, 2002 and 2001.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 2 - ACQUISITIONS (CONTINUED)

                                                         2002           2001
                                                    -------------  -------------
                  Net sales                         $  5,633,000   $ 15,248,000
                                                    =============  =============
                  Gross profit                      $  1,046,000   $  2,484,000
                                                    =============  =============
                  Operating expenses                $ 26,310,000   $ 24,201,000
                                                    =============  =============
                  Net loss                          $(39,956,000)  $(28,271,000)
                                                    =============  =============
                  Basic and diluted loss per share  $      (0.59)  $      (0.87)
                                                    =============  =============
                  Weighted average shares             69,157,000     33,271,000
                                                    =============  =============


NOTE 3 - INVENTORY

         Inventory at December 31, 2002 consisted of the following:

                  Raw materials and purchased parts   $ 1,614,000
                  Work-in-process                       3,530,000
                  Semi finished and finished goods      2,628,000
                                                      ------------

                                                        7,772,000
                  Less allowance for obsolence and
                    slow-moving parts                    (220,000)
                                                      ------------

                                                      $ 7,552,000
                                                      ============


NOTE 4 - PROPERTY AND EQUIPMENT

         The cost of property and equipment at December 31, 2002 consisted of the following:

                  Experimental Aircraft                             $   650,000
                  Office furniture and equipment                        529,000
                  Machinery and equipment                             4,051,000
                                                                    ------------
                                                                      5,230,000
                  Less accumulated depreciation and amortization       (528,000)
                                                                    ------------

                                                                    $ 4,702,000
                                                                    ============

         Depreciation expense for the year ended December 31, 2002 and 2001 was $1,610,000 and $1,567,000, respectively.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 5 - NOTES PAYABLE

         Notes payable at December 31, 2002 consisted of the following:

                       a) Congress Note A                         $        --
                       a) Congress Note B                           1,875,000
                       a) Congress Note C                             607,000
                       b) Notes Payable - May 24, 2002              1,075,000
                       c) Notes Payable - July 30, 2002                    --
                       d) Notes Payable - July 31, 2002               200,000
                       e) Notes Payable - August 23, 2002             500,000
                       f) Notes Payable - August 29, 2002             200,000
                       g) Notes Payable - August 30, 2002             272,000
                       h) Notes Payable - October 4, 2002           1,350,000
                       i) Notes Payable - November 8, 2002             99,000
                       j) Notes Payable - November 22, 2002            50,000
                       k) Notes Payable - December 30, 2002         1,015,000
                       l) Mooney Aircraft Corporation                 139,000
                       m) Kerrville Independent School District       341,000
                       n) City of Kerrville, Texas                    128,000
                       o) Other                                        76,000
                                                                  ------------
                                                                    7,927,000
                               Less current maturities             (5,222,000)
                                                                  ------------

                                                                  $ 2,705,000
                                                                  ============

              Principal payments on notes payable are as follows:

                  Year ending December 31,
                      2003                                        $ 5,222,000
                      2004                                          1,690,000
                      2005                                          1,015,000
                                                                  ------------

                                                                  $ 7,927,000
                                                                  ============

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 5 - NOTES PAYABLE (CONTINUED)

         a) As discussed in Note 1 and 2, on February 8, 2002 the Company entered into an agreement with Congress Financial Corporation to acquire its position as a senior secured creditor of MACorp for $8,000,000. Of this amount, $3,500,000 of the purchase price was paid in cash, and $4,500,000 was paid in secured notes with the following terms: (1) a Secured Promissory Note for $500,000, with an interest rate of the prime rate, interest payments being due the first day of each month starting with February 1, 2002 and principal due on July 29, 2002; (2) a Secured Promissory Note for $2,500,000, with an interest rate of the prime rate with principal payments of $208,000 and interest payments being due in twelve consecutive calendar quarterly installments commencing with April 1, 2002 and; (3) a Secured Promissory Note for $1,500,000, with an interest rate of the prime rate, with principal payments of $93,750, and interest payments being due on the first business day of each calendar quarter commencing on July 1, 2002. These notes are secured by substantially all the assets acquired from MACorp. As of December 31, 2002, a total of approximately $2,482,000 of these notes are outstanding. At December 31, 2002 accrued interest related to these notes totaled approximately $22,000. The note for $500,000 plus accrued interest was paid on July 29, 2002.

              As additional security for the Company's compliance with the fulfillment of its obligations to Congress, there is a Limited Recourse Secured Promissory Note for $5,700,000. Interest accrues at the rate of 2% per annum in excess of the prime rate. This note is a contingent note and therefore, principal and interest are payable on January 29, 2007, but only in the event that the Company defaults under the payment terms of the other notes. This note is also secured by substantially all the assets acquired from Congress. No events of default have occurred with respect to these notes.

              In addition to these notes, the terms of the Assignment and Assumption Agreement between the Company and Congress also call for the Company to pay to Congress, 7 1/2% of any additional funding raised subsequent to the agreement, as a prepayment of principal on the third note described above with a principal value of $1,500,000. The Company had also agreed to pay legal expenses incurred by Congress with respect to the acquisition. The total amount to be paid was approximately $816,000, including $268,000 for legal expenses. In August 2002, the Company and Congress agreed that the total amount due would be paid in three separate installments of approximately $272,000 on August 30, September 30, and October 31, 2002. All these payments have been made by certain investors on the Company's behalf and recorded as a short-term loan payable.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 5 - NOTES PAYABLE (CONTINUED)

         b) On May 24, 2002, the Company received $400,000 in cash in order to fund operations, and entered into an unsecured promissory note. However, on July 30, 2002 a new secured note in the amount of $1,075,000 was signed which superseded the terms of this note, and raised an additional $600,000 to fund operations. The remaining $75,000 was received by the payment of a consulting invoice on behalf of the Company. The note was secured with nearly all of the assets of MAC, which is subordinated to Congress's lien on the assets, as specified within the Security Agreement dated July 29, 2002. The terms of this note calls for repayment on the earlier of: (1) August 30, 2002; or (2) the sale of the first three complete airplanes; or (3) in the event the Company raises an aggregate of at least $3,000,000 in financing; or (4) the occurrence of an event of default, as defined in the Security Agreement dated July 30, 2002 relating to the notes totaling $502,000 as described below. The notes accrue at an annual rate of 8% that increases to 12% should the Company default on repayment. As of December 31, 2002, the Company was in default on the note as the note had not been repaid according to the repayment terms listed above. At December 31, 2002, the balance outstanding of $1,075,000 has been recorded as a current liability and interest in the amount of $55,000 has been accrued at 12%.

         c) On July 30, 2002 the Company also issued five secured promissory notes in the total amount of $502,000 in order to raise funds to pay off the principal and accrued interest of the $500,000 note due to Congress. The notes were secured with three aircraft owned by the Company as specified within the Security Agreement dated July 29, 2002. The interest and payment terms are identical to those of the note in the amount of $1,075,000 discussed above. As of December 31, 2002, the notes have been repaid.

         d) On July 31, 2002, the Company issued two secured promissory notes in the total amount of $200,000 in order to raise funds for operations. The notes were secured with nearly all of the assets of MAC, which is subordinated to Congress's lien on the assets, as specified within the Security Agreement dated July 29, 2002. The interest and payment terms are identical to those of the note in the amount of $1,075,000 discussed above, except for event number
              (4), which is defined as the occurrence of an event of default as defined in the Security Agreement dated July 29, 2002. The notes were due on August 30, 2002. As of December 31, 2002, the Company was in default on the notes as the notes had not been repaid according to the repayment terms listed above. At December 31, 2002, the balance outstanding of $200,000 has been recorded as a current liability and interest in the amount of $10,000 has been accrued at 12%.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 5 - NOTES PAYABLE (CONTINUED)

         e) On August 23, 2002, the Company issued a secured promissory note in the amount of $500,000 in order to raise funds for operations. The note was secured with nearly all of the assets of MAC, which is subordinated to Congress's lien on the assets, as specified within the Security Agreement dated July 29, 2002. Payment was due on December 23, 2002. Interest accrues at 8% per annum, and at 12% in the event of default. As of December 31, 2002, the Company was in default on the notes as the notes had not been repaid according to the repayment terms. At December 31, 2002, the balance outstanding of $500,000 has been recorded as a current liability and interest in the amount of $22,000 has been accrued at 12%.

         f) On August 29, 2002, the Company issued a secured promissory note in the amount of $200,000 in order to raise funds for operations. The note was secured with nearly all of the assets of MAC, which is subordinated to Congress's lien on the assets, as specified within the Security Agreement dated July 29, 2002. The payment and interest terms are identical to those of the note executed on August 23, 2002. As of December 31, 2002, the Company was in default on the notes as the notes had not been repaid according to the repayment terms. At December 31, 2002, the balance outstanding of $200,000 has been recorded as a current liability and interest in the amount of $8,000 has been accrued at 12%.

         g) On August 30, 2002, the Company issued a secured promissory note in the amount of $272,000 in order to raise funds to make a required payment to Congress. The note was secured with nearly all of the assets of MAC, which is subordinated to Congress's lien on the assets, as specified within the Security Agreement dated July 29, 2002. The payment and interest terms are identical to those of the note executed on August 23, 2002. As of December 31, 2002, the Company was in default on the notes as the notes had not been repaid according to the repayment terms. At December 31, 2002, the balance outstanding of $272,000 has been recorded as a current liability and interest in the amount of $11,000 has been accrued at 12%.

         h)   On October 4, 2002, the Company issued four secured promissory note in the aggregate amount of $1,350,000 in order to raise funds for operations. The note was secured with nearly all of the assets of MAC, which is subordinated to Congress's lien on the assets, as specified within the Security Agreement dated July 29, 2002. Payment was due on November 19, 2002. Interest accrues at 8% per annum, and at 12% in the event of default. As of December 31, 2002, the Company was in default on the notes as the notes had not been repaid according to the repayment terms. At December 31, 2002, the balance outstanding of $1,350,000 has been recorded as a current liability and interest in the amount of $40,000 has been accrued at 12%.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 5 - NOTES PAYABLE (CONTINUED)

         i)   On November 8, 2002, the Company issued two secured promissory note in the aggregate amount of $99,000 in order to raise funds for operations. The note was secured with nearly all of the assets of MAC, which is subordinated to Congress's lien on the assets, as specified within the Security Agreement dated July 29, 2002. Payment is due on March 31, 2003 and interest accrues at 10% per annum. At December 31, 2002, the balance outstanding of $99,000 has been recorded as a current liability and interest in the amount of $1,000 has been accrued at 10%.

         j) On November 22, 2002, the Company issued a secured promissory note in the amount of $50,000 in order to raise funds for operations. The note was secured with nearly all of the assets of MAC, which is subordinated to Congress's lien on the assets, as specified within the Security Agreement dated July 29, 2002. Payment is due on March 31, 2003 and interest accrues at 10% per annum. At December 31, 2002, the balance outstanding of $50,000 has been recorded as a current liability and interest in the amount of $1,000 has been accrued at 10%.

         k) On December 30, 2002, the Company issued fifteen secured promissory notes in the total amount of $1,015,000 in order to raise funds for operation. The notes were secured by certain of the Company's assets, which is subordinated to Congress's liens on the assets, as specified within the Security Agreement dated December 30, 2002. The notes are due on December 30, 2005. Interest accrues at 8% per annum, and at 12% in the event of default. At December 31, 2002, the balance outstanding of $1,015,000 has been recorded as a long term liability.

         l)   On April 19, 2002, in relation to the acquisition of MACorp (see
              Note 2), the Company issued a promissory note to Mooney Aircraft Corporation amounting to $154,489, payable monthly at $2,470, bearing interest at 4.75% per annum, and maturing on April 19, 2008. As of December 31, 2002, unpaid principal on the note amounted to $139,000.

         m) On April 19, 2002, in relation to unpaid property taxes owed, the Company issued a promissory note amounting to $465,877 to Kerrville Independent School District and Centerpoint Independent School District. The Company paid $125,000 of this note during the year ended December 31, 2002. Additional payments on the note are as follows: a payment of $125,000 on March 31, 2003 and payments of $23,720 for each calendar quarter thereafter until paid. The note bears interest at 7% and matures on September 30, 2005. As of December 31, 2002, unpaid principal amounted to $341,000. The Company failed to make the full principal payment of $125,000 at March 31, 2003 and is currently in default.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 5 - NOTES PAYABLE (CONTINUED)

         n) On April 19, 2002, in relation to unpaid property taxes owed, the Company issued a promissory note amounting to $172,300 to the City of Kerrville, Texas and the County of Kerrville, Texas. The Company paid $44,000 of this note during the year ended December 31, 2002. Additional payments are as follows: a payment of $44,000 on March 31, 2003 and payments of $9,262 for each calendar quarter thereafter until paid. The note bears interest at 7% and matures on September 30, 2005. As of December 31, 2002, unpaid principal amounted to $128,300.

         o) The Company has other notes payable that are due on demand totaling $76,000 with interest at approximately 8% per annum.


NOTE 6 - CONVERTIBLE DEBENTURES

         Convertible debentures at December 31, 2002 consisted of the following:

                       a)      March 27, 2001 Issuance             $    944,000
                       a)      July 25, 2001 Issuance                   195,000
                       b)      June 27, 2001 Issuance                 1,000,000
                       c)      October 26, 2001 Issuance              8,297,000
                       d)      February 27, 2002 Issuance             5,959,000
                       e)      March 26, 2002 Issuance                1,595,000
                       f)      April 11, 2002 Issuance                1,045,000
                       g)      May 16, 2002 Issuance                    803,000
                       h)      June 6, 2002 Issuance                    358,000
                       i)      June 10, 2002 Issuance                   550,000
                       j)      June 18, 2002 Issuance                   385,000
                       k)      June 28, 2002 Issuance                 2,000,000
                       l)      July 10, 2002 Issuance                   275,000
                       m)      July 31, 2002 Issuance                   300,000
                       n)      September 10, 2002 Issuance            2,160,000
                                                                   -------------

                                                                     25,866,000
                               Less discount                        (20,037,000)
                                                                   -------------

                                                                      5,829,000
                               Less current maturities               (3,744,000)
                                                                   -------------

                                                                   $  2,085,000
                                                                   =============

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 6 - CONVERTIBLE DEBENTURES (CONTINUED)

         Principal payments on convertible debentures are as follows:

                  Year ending December 31,
                      2003                                         $ 17,894,000
                      2004                                            1,945,000
                      2005                                                   --
                      2006                                                   --
                      2007                                            6,027,000
                                                                   -------------

                                                                   $ 25,866,000
                                                                   =============

         a)   March 27, 2001 and July 25, 2001 Issuance
              -----------------------------------------

              On March 27, 2001, the Company obtained new financing of up to $5,000,000, with an availability of up to an additional $3,000,000. The additional amount becomes available after certain criteria have been met, as defined in the agreement. The Company issued $4,126,000 in Secured Convertible Notes ("Notes" or "Debentures") with an interest rate of 5% to accredited investors, as defined by Regulation D issued by the Securities and Exchange Commission under the Securities Act of 1933. On July 25, 2001, the Company issued an additional $1,000,000 in Notes under this agreement. In conjunction with the financing, the Company issued an additional $410,000 in Secured Convertible Notes as finder's fees. As part of the agreement, the Company also issued warrants to purchase 10,254,000 shares of common stock at an exercise price ranging from approximately $.24 to $.45 per share. The Company filed a proxy statement and Form S-3 Registration Statement as required by the terms of the agreement. There is a mandatory redemption requirement at 125% of the unpaid principal balance and unpaid interest upon the occurrence of default or if the Company is prohibited from issuing shares of common stock. Additionally, the Company may put the additional notes to the note holders upon meeting certain covenants related to the availability of trading of the stock, trading volume and market price and other milestones.

              The Company determined the fair value of the warrants issued in connection with this convertible debenture to be $1,476,000. The March 27, 2001 Debentures were issued with various stated conversion prices, all of which were below market at the time of issuance. The value of the conversion feature was estimated to be $2,663,000. The total discount (including the finder's fee note, detachable warrants and beneficial conversion feature) of $4,549,000 which resulted from these transactions, will be amortized over the life of the Debentures. For the years ended December 31, 2002 and 2001, $2,097,000 and $2,148,000 has been amortized to interest expense, due to the passage of time and conversions into shares of common stock.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 6 - CONVERTIBLE DEBENTURES (CONTINUED)

              At December 31, 2002, the Company was in default of one of the covenants of the agreement for failure to pay accrued interest. On May 20, 2002 the Company obtained waivers from note holders who participated under the March 27, 2001 Subscription Agreement, that waived their right to call the notes due, their right to have interest accrued at a penalty rate, and amended the terms of the note to require the payment of interest at maturity. Per the terms of the associated Collateral Agreement, the terms of the notes could be changed on behalf of all subscribers if approval is obtained from subscribers whose principal balance outstanding represents 60% of the entire balance outstanding, of which the Company obtained waivers representing 93% of the principal balance outstanding at May 20, 2002. An insufficient number of waivers were obtained from those note holders who participated in the July 25, 2001 transaction. Therefore interest has been accrued at the note face rate of 5% for those who signed the waivers and at the penalty rate for those who did not. Total interest accrued at December 31, 2002 under this Subscription Agreement was approximately $111,000.

              The balance of $944,000 outstanding at December 31, 2002 from the March 27, 2001 transaction has been recorded as a long-term liability since the notes are due on March 27, 2004. The balance of $195,000 outstanding from the July 25, 2001 transaction has been recorded as a short-term liability, as the notes were due on July 25, 2002.

         b)   June 27, 2001 Issuance
              ----------------------

              On June 27, 2001, the Company obtained new financing of $1,000,000, which is separate from that of March 27, 2001, described above. The Company issued $1,000,000 in a Convertible Note ("Note" or "Debenture") with an interest rate of 5% to an accredited investor, as defined by Regulation D issued by the Securities and Exchange Commission under the Securities Act of 1933 due June 27, 2004. As part of the agreement, the Company issued warrants to purchase 2,646,000 shares of common stock at a purchase price of $.22 per share. There is a mandatory redemption requirement at 125% of the unpaid principal balance and unpaid interest upon the occurrence of default or if the Company is prohibited from issuing shares of common stock. The Company did not register the shares issuable upon conversion within 30 days of the closing date which is a non-registration event pursuant to
              Section 10.4 of the Subscription Agreement. Pursuant to that Section, the subscriber is entitled to certain damages and, at December 31, 2002, the Company has accrued $318,000 in such damages.

              In addition, as the non-registration event lasted more than 61 days, an event of default also occurred. As a result, the balance outstanding of $1,000,000 at December 31, 2002 has been record as a short-term liability.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 6 - CONVERTIBLE DEBENTURES (CONTINUED)

              The Company determined the fair value of the warrants issued in connection with this convertible debenture to be $317,000. The June 27, 2001 Debentures were issued with various stated conversion prices, all of which were below market at the time of issuance. The value of the conversion feature was estimated to be $351,000. The total discount (including the detachable warrants and beneficial conversion feature) of $668,000 which resulted from this transaction, will be amortized over the life of the debenture. For the years ended December 31, 2002 and 2001, $223,000 and $114,000 has been amortized to interest expense, due to the passage of time. No notes issued under this agreement were converted as of December 31, 2002.

              At December 31, 2002, the Company has accrued approximately $151,000 in interest due at the penalty rate, as the waiver obtained and discussed above did not waive this note holder's right to collect interest at the penalty rate as defined in the note agreement.

         c)   October 26, 2001 Issuance
              -------------------------

              On October 26, 2001, the Company obtained a new financing of up to $10,000,000 with an availability of up to an additional $3,000,000, as part of a private placement offering, which is separate from that of March 27, 2001 and June 27, 2001. The Company issued $7,750,000 in Secured Convertible Notes ("Notes" or "Debentures") with an interest rate of 8% to accredited investors, as defined by Regulation D issued by the Securities and Exchange Commission under the Securities Act of 1933. In conjunction with the financing, the Company issued an additional $667,000 in Secured Convertible Notes as finders fees. As part of the agreement, the Company issued warrants to purchase 17,714,000 shares of Common Stock. Half of the warrants may be exercised at a purchase price of $.25 per share. The remaining 50% may be exercised at $.30 per share. There is a mandatory redemption requirement at 125% of the unpaid principal balance and unpaid interest upon the occurrence of default or if the Company is prohibited from issuing shares of common stock. The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to
              Section 10.4 of the Subscription Agreement. In addition, as the non-registration event lasted more than 61 days, an event of default has also occurred. Therefore in accordance with Section 10.4, the Company has accrued $1,998,000 representing liquidation damages due to the note holders as a result of the non-registration event.

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

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 6 - CONVERTIBLE DEBENTURES (CONTINUED)

                  The Company determined the fair value of the warrants issued in connection with this convertible debenture to be $1,685,000. The October 26, 2001 Debentures were issued with various stated conversion prices, all of which were below market at the time of issuance. The value of the conversion feature was estimated to be $6,065,000. The total discount (including the finder's fee note, detachable warrants and beneficial conversion feature) of $8,417,000, which resulted from this transaction, will be amortized over the life of the debentures. For the years ended December 31, 2002 and 2001, $1,774,000 and $304,000 has been amortized to interest expense, due to the passage of time and conversions into shares of common stock.

                  At December 31, 2002, the Company has accrued approximately $980,000 in interest due the note holders. The Company failed to pay the interest due on the note which is an event of default, therefore, interest has been accrued at the penalty rate of 10%. However, as discussed earlier, on May 20, 2002, the Company obtained waivers from certain note holders. As the debentures are secured, per the terms of the associated Collateral Agreement, the terms of the notes could be changed on behalf of all subscribers under terms similar to the debentures issued on March 27, 2001. As waivers representing 66% of all subscribers were obtained, the notes were amended to require the payment of interest at maturity thus curing that event of default, but the waiver did not prohibit the accrual of interest at the penalty rate. The Company is currently in default on this debenture as it has failed to make required interest payments. The principal balance of $8,297,000 outstanding as of December 31, 2002 under this Agreement has been recorded as a current liability.

         d)       February 27, 2002 Issuance
                  --------------------------

                  On February 27, 2002, the Company completed three financing transactions for total proceeds of $5,734,000 and incurred financing costs of $184,000. The net proceeds of these transactions were used to make the cash payment to Congress described in Note 1 and to fund current operations. In the first of the three financing transactions, the Company issued $2,250,000 in 8% Secured Convertible Notes under the October 26, 2001 private placement in which $3,000,000 was available for additional financing. In conjunction with the financing, the Company issued an additional $225,000 in Unsecured Convertible Notes as finder's fees. The notes are convertible after 120 days into shares of common stock at a conversion price of $.35 or 70% of the average of the three lowest closing bid prices for the Company's common stock for the thirty days prior to conversion. The maturity date of the notes is October 26, 2006 and interest is due on September 30, 2002 and semi-annually thereafter. Attached to the notes were warrants to purchase 5,143,000 shares of common stock. The first 50% of the warrants may be exercised after 45 days at a price of $.25 per share and the remaining 50% may be exercised at $.30 per share. The warrants may be exercised under the same terms as the warrants issued in conjunction with the October 26, 2001 private placement.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 6 - CONVERTIBLE DEBENTURES (CONTINUED)

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

                  The Company determined the fair value of the warrants issued in connection with these convertible debentures to be $2,290,000. The February 27, 2002 Debentures were issued with various stated conversion prices, all of which were below market at the time of issuance. The value of the conversion feature was estimated to be $3,443,000. The total discount (including the finder's fee note, detachable warrants and beneficial conversion feature) $6,208,000 will be amortized over the life of the debentures. For the years ended December 31, 2002, $1,343,000 has been amortized to interest expense, due to the passage of time and conversions into shares of common stock.

                  With respect to the three financing deals which closed on February 27, 2002 discussed above, the Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to Section 10.4 of the Subscription Agreement. In addition, as the non-registration event lasted more than 61 days, an event of default has also occurred. Therefore in accordance with
                  Section 10.4, the Company has accrued $1,076,000 representing liquidation damages due to the note holders as a result of the non-registration event. In addition, those who signed the waivers also amended the terms of their note agreements to require the payment of interest at maturity, but did not waive their right to have interest accrued at the penalty rate of 10%. As interest was due on September 30, 2002, and the Company failed to pay the interest when due or within the 10-day grace period, a second event of default has occurred. At December 31, 2002, the Company has accrued approximately $520,000 in interest due the note holders. Due to these events of default, the outstanding principal balance of $5,959,000 at December 31, 2002 under this Agreement has been recorded as a current liability.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 6 - CONVERTIBLE DEBENTURES (CONTINUED)

         e)       March 26, 2002 Issuance
                  -----------------------

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

                  The Company determined the fair value of the warrants issued in connection with this convertible debenture to be $462,000. The March 26, 2002 Debentures were issued with various stated conversion prices, all of which were below market at the time of issuance. The value of the conversion feature was estimated to be $988,000. The total discount (including the finder's fee note, detachable warrants and beneficial conversion feature) of $1,595,000 will be amortized over the life of the debentures. For the year ended December 31, 2002, $245,000 was amortized to interest expense due to the passage of time. No notes issued under this agreement were converted during the year ended December 31, 2002.

                  The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to Section 10.4 of the Subscription Agreement. In addition, as the non-registration event lasted more than 61 days an event of default has also occurred. Therefore in accordance with Section 10.4, the Company has accrued $218,000 representing liquidation damages due to the note holders as a result of the non-registration event. In addition, those who signed the waivers also amended the terms of their note agreements to require the payment of interest at maturity, but did not waive their right to have interest accrued at the penalty rate of 10%. As interest was due on September 30, 2002 and the Company failed to pay the interest when due or within the 10 day grace period, a second event of default has occurred. At December 31, 2002, the Company has accrued approximately $122,000 in interest due the note holders. Due to the events of default noted above, the outstanding principal balance of $1,595,000 at December 31, 2002 under this Agreement has been recorded as a current liability.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 6 - CONVERTIBLE DEBENTURES (CONTINUED)

         f)       April 11, 2002 Issuance
                  -----------------------

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

                  The maturity date of the notes is October 26, 2006 with interest being due at maturity. Attached to the notes were warrants to purchase 2,171,000 shares of Class A Common Stock. The warrants may be exercised under the same terms as the warrants issued in conjunction with the October 26, 2001 private placement. At December 31, 2002, the Company has accrued $60,000 in interest due the note holders.

                  The Company determined the fair value of the warrants issued in connection with this convertible debenture to be $289,000. The April 11, 2002 Debentures were issued with various stated conversion prices, all of which were below market at the time of issuance. The value of the conversion feature was estimated to be $661,000. The total discount (including the finder's fee note, detachable warrants and beneficial conversion feature) of $1,045,000 will be amortized over the life of the debentures. For the year ended December 31, 2002, approximately $151,000 was amortized to interest expense due to the passage of time. As of December 31, 2002, no notes issued under this agreement had been converted.

                  The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to Section 10.4 of the Subscription Agreement. As the non-registration event lasted more than 61 days an event of default has also occurred. Therefore, at December 31, 2002, in accordance with and
                  Section 10.4, the Company has accrued $132,000 representing liquidation damages due to the note holders as a result of the non-registration event and subsequent default. Therefore due to the event of default, the outstanding debenture principal balance of $1,045,000 at December 31, 2002 under this agreement has been recorded as a current liability.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 6 - CONVERTIBLE DEBENTURES (CONTINUED)

         g)       May 16, 2002 Issuance
                  ---------------------

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

                  The Company determined the fair value of the warrants issued in connection with this convertible debenture to be $232,000. The May 16, 2002 Debentures were issued with various stated conversion prices, all of which were below market at the time of issuance. The value of the conversion feature was estimated to be $498,000. The total discount (including the finder's fee note, detachable warrants and beneficial conversion feature) of $803,000 will be amortized over the life of the debentures. For the year ended December 31, 2002, approximately $101,000 was amortized to interest expense due to the passage of time. As of December 31, 2002, no notes issued under this agreement had been converted.

                  The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to Section 10.4 of the Subscription Agreement. In addition, as the non-registration event lasted more than 61 days, an event of default has also occurred. Therefore, at December 31, 2002, in accordance with
                  Section 10.4, the Company has accrued $82,000 representing liquidation damages due to the note holders as a result of the non-registration event. In addition, those who signed the waivers also amended the terms of their note agreements to require the payment of interest at maturity, but did not waive their right to have interest accrued at the penalty rate of 10%. As interest was due on September 30, 2002, and the Company failed to pay interest when due or within the 10-day grace period, a second event of default has occurred. At December 31, 2002, the Company has accrued approximately $51,000 in interest due the note holders. Due to the occurrence of the events of default, the outstanding principal balance of $803,000 at December 31, 2002 under this Agreement has been recorded as a current liability.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 6 - CONVERTIBLE DEBENTURES (CONTINUED)

         h)       June 6, 2002 Issuance
                  ---------------------

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

                  The Company determined the fair value of the warrants issued in connection with this convertible debenture to be $95,000. The June 6, 2002 Debentures were issued with various stated conversion prices, all of which were below market at the time of issuance. The value of the conversion feature was estimated to be $230,000. The total discount (including the finder's fee note, detachable warrants and beneficial conversion feature) of $357,500 will be amortized over the life of the debentures. For the year ended December 31, 2002, approximately $41,000 was amortized to interest expense due to the passage of time. No notes issued under this agreement were converted during the year ended December 31, 2002.

                  The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to Section 10.4 of the Subscription Agreement. Therefore, at December 31, 2002, in accordance with Section 10.4, the Company has accrued $32,000 representing liquidation damages due to the note holders as a result of the non-registration event.

                  At December 31, 2002, the Company has accrued approximately $16,000 in interest due the note holders. In addition, as no events of default have occurred with respect to these notes, the principal value of the notes outstanding of $358,000 has been recorded as a long-term liability.

         i)       June 10, 2002 Issuance
                  ----------------------

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

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 6 - CONVERTIBLE DEBENTURES (CONTINUED)

                  The Company determined the fair value of the warrants issued in connection with this convertible debenture to be $133,000. The July 10, 2002 Debentures were issued with various stated conversion prices, all of which were below market at the time of issuance. The value of the conversion feature was estimated to be $367,000. The total discount (including the finder's fee note, detachable warrants and beneficial conversion feature) of $550,000 will be amortized over the life of the debentures. During the year ended December 31, 2002, approximately $61,000 was amortized to interest expense due to the passage of time. No notes issued under this agreement were converted during the year ended December 31, 2002.

                  The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to Section 10.4 of the Subscription Agreement. Therefore, at December 31, 2002, in accordance with Section 10.4, the Company has accrued $47,000 representing liquidation damages due to the note holders as a result of the non-registration event.

                  At December 31, 2002, the Company has accrued approximately $25,000 in interest due the note holders. In addition, as no events of default have occurred with respect to these notes, the principal value of the notes outstanding of $550,000 has been recorded as a long-term liability.

         j)       June 18, 2002 Issuance
                  ----------------------

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

                  The Company determined the fair value of the warrants issued in connection with this convertible debenture to be $93,000. The June 18, 2002 Debentures were issued with various stated conversion prices, all of which were below market at the time of issuance. The value of the conversion feature was estimated to be $257,000. The total discount (including the finder's fee note, detachable warrants and beneficial conversion feature) of $385,000 will be amortized over the life of the debentures. For the year ended December 31, 2002, approximately $41,000 was amortized to interest expense due to the passage of time. No notes issued under this agreement were converted during the year ended December 31, 2002.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 6 - CONVERTIBLE DEBENTURES (CONTINUED)

                  The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to Section 10.4 of the Subscription Agreement. Therefore, at December 31, 2002, in accordance with Section 10.4, the Company has accrued $31,000 representing liquidation damages due to the note holders as a result of the non-registration event.

                  At December 31, 2002 the Company has accrued approximately $17,000 in interest due the note holders. In addition, as no events of default have occurred with respect to these notes, the principal value of the notes outstanding of $385,000 has been recorded as a long-term liability.

         k)       June 28, 2002 Issuance
                  ----------------------

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

                  The Company determined the fair value of the warrants issued in connection with this convertible debenture to be $473,000. The June 28, 2002 Debentures were issued with various stated conversion prices, all of which were below market at the time of issuance. The value of the conversion feature was estimated to be $1,373,000. The total discount (including the detachable warrants and beneficial conversion feature) of $1,846,000 will be amortized over the life of the debentures. During the year ended December 31, 2002, approximately $188,000 was amortized to interest expense due to the passage of time. No notes issued under this agreement were converted during the year ended December 31, 2002.

                  The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to Section 10.4 of the Subscription Agreement. Therefore in accordance with Section 10.4, the Company has accrued $148,000 representing liquidation damages due to the note holders at December 31, 2002 as a result of the non-registration event.

                  At December 31, 2002, the Company has accrued approximately $82,000 in interest due the note holders. In addition, as no events of default have occurred with respect to these notes, the principal value of the notes outstanding of $2,000,000 has been recorded as a long-term liability.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 6 - CONVERTIBLE DEBENTURES (CONTINUED)

         l)       July 10, 2002 Issuance
                  ----------------------

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

                  The Company determined the fair value of the warrants issued in connection with this convertible debenture to be $58,000. The July 10, 2002 Debentures were issued with various stated conversion prices, all of which were below market at the time of issuance. The value of the conversion feature was estimated to be $192,000. The total discount (including the finder's fee note, detachable warrants and beneficial conversion feature) of $275,000 will be amortized over the life of the debentures. For the year ended December 31, 2002, approximately $26,000 was amortized to interest expense due to the passage of time. No notes issued under this agreement were converted during the year ended December 31, 2002.

                  The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to Section 10.4 of the Subscription Agreement. Therefore, at December 31, 2002, in accordance with Section 10.4, the Company has accrued $18,000 representing liquidation damages due to the note holders as a result of the non-registration event.

                  At December 31, 2002, the Company has accrued approximately $10,000 in interest due the note holders. In addition, as no events of default have occurred with respect to these notes, the principal value of the notes outstanding of $275,000 has been recorded as a long-term liability.

         m)       July 31, 2002 Issuance
                  ----------------------

                  On July 31, 2002, the Company issued $300,000 in 8% Unsecured Convertible Notes under the July 10, 2002 Subscription Agreement. In conjunction with the closing, the Company paid $30,000 in cash and issued warrants to purchase 86,000 shares of common stock as finder's fees.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 6 - CONVERTIBLE DEBENTURES (CONTINUED)

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

                  The Company determined the fair value of the warrants issued in connection with this convertible debenture to be $26,000. The July 31, 2002 Debentures were issued with various stated conversion prices, all of which were below market at the time of issuance. The value of the conversion feature was estimated to be $154,000. The total discount (including the finder's fee note, detachable warrants and beneficial conversion feature) of $180,000 will be amortized over the life of the debentures. For the year ended December 31, 2002, approximately $15,000 was amortized to interest expense due to the passage of time. No notes issued under this agreement were converted during the year ended December 31, 2002.

                  The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to Section 10.4 of the Subscription Agreement. Therefore, at December 31, 2002, in accordance with Section 10.4, the Company has accrued approximately $16,000 representing liquidation damages due to the note holders as a result of the non-registration event.

                  At December 31, 2002, the Company has accrued approximately $10,000 in interest due the note holders. In addition, as no events of default have occurred with respect to these notes, the principal value of the notes outstanding of $300,000 has been recorded as a long-term liability.

         n)       September 10, 2002 Issuance
                  ---------------------------

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

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 6 - CONVERTIBLE DEBENTURES (CONTINUED)

                  The Company determined the fair value of the warrants issued in connection with this convertible debenture to be $320,000. September 10, 2002 Debentures were issued with various stated conversion prices, all of which were below market at the time of issuance. The value of the conversion feature was estimated to be $1,680,000. The total discount (including the finder's fee note, detachable warrants and beneficial conversion feature) of $2,160,000 will be amortized over the life of the debentures. For the year ended December 31, 2002, approximately $129,000 was amortized to interest expense due to the passage of time. No notes issued under this agreement were converted during the year ended December 31, 2002.

                  The Company did not register the shares issuable upon conversion within 60 days of the closing date, which is a non-registration event pursuant to Section 10.4 of the Subscription Agreement. Therefore, at December 31, 2002, in accordance with Section 10.4, the Company has accrued approximately $48,000 representing liquidation damages due to the note holders as a result of the non-registration event.

                  At December 31, 2002, the Company has accrued approximately $51,000 in interest due the note holders. In addition, as no events of default have occurred with respect to these notes, the principal value of the notes outstanding of $2,160,000 has been recorded as a long-term liability.

                  During the years ended December 31, 2002 and 2001, various note holders converted a total of $2,527,000 and $2,239,000, respectively, of the face amount of Convertible Debentures into 17,381,383 and 14,961,087, shares, respectively, of Class A Common Stock.


NOTE 7 - STOCKHOLDERS' DEFICIT

         Common Stock
         ------------

         As of December 31, 2002 and 2001, the Company has four classes of common stock Class A, Class B, Class E-1 and Class E-2. The rights and privileges of the holders of Class A, Class B, Class E-1 and Class E-2 Common Stock are substantially the same on a share-for-share basis, except that the holder of each outstanding share of Class A Common Stock is entitled to one vote and the holder of each outstanding share of Class B, Class E-1 and Class E-2 Common Stock is entitled to five votes.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

         All shares of Class E-1 and Class E-2 Common Stock ("Performance Shares") are not transferable or assignable and will be converted into shares of Class B Common Stock in the event income before provision for income taxes, exclusive of any extraordinary earnings or losses, reaches certain targets through December 31, 2002. With respect to targeted earnings, Class E-1 Common Stock shares may be converted if pretax income exceeds $45.0 million in 2002 and $56.0 million in 2003. Class E-2 Common Stock shares may be converted if pretax income exceeds, $56.3 million in 2002 or $69.5 million in 2003. All Performance Shares that have not been converted by March 31, 2004 may be redeemed by the Company for $.01 per share. For accounting purposes, the Performance Shares are treated in a manner similar to a variable stock option award. As a consequence, a compensation charge will be recorded in an amount equal to the then fair value of any Performance Shares that are ultimately converted into Class B Common Stock.

         In connection with the Company's initial public offering in 1996, Class A Warrants were issued, which entitle the holder to purchase one share of Class A Common Stock and one Class B Warrant. Each Class B Warrant entitles the holder to purchase one share of Class A Common Stock. Class A Warrants and Class B Warrants may be exercised at an exercise price of $6.50 and $8.75, respectively, at anytime. The warrants originally expired on December 3, 2001, but were subsequently extended through October 31, 2002, at which time they expired unexercised.

         Preferred Stock
         ---------------

         During 2000 the Company entered into a preferred stock agreement with certain investors, to issue up to 100,000 shares of 5% Cumulative Convertible Series A Preferred Stock ("Preferred Stock") with a stated value of $100 per share and Common Stock Purchase Warrants to purchase Class A Common Stock, for the aggregate purchase price of $10 million. As of December 31, 2002, the Company has issued 91,085 shares of Preferred Stock with a stated value of $9,108,500 and detachable warrants to purchase 1,082,000 shares of common stock under this agreement, and received $8,265,500 in cash proceeds, net of $843,000 in commissions and legal fees. The remaining $891,500 in Preferred Stock funding will not occur until certain criteria have been met.

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

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

         The Preferred Stock was issued with various conversion prices. This resulted in a beneficial conversion feature since the effective conversion price was below market at the time of the issuance. As the preferred stockholders were able to convert to common stock immediately upon issuance of the Preferred Stock, the discount on the Preferred Stock of $3,496,000 was immediately amortized to Accumulated Deficit; $3,302,000 during the year ended December 31, 2000, and $194,000 during the year ended December 31, 2001.

         Holders of the Preferred Stock are entitled to receive cash dividends, payable quarterly and have preferential liquidation rights above all other issuances of Common Stock for an amount equal to the stated value. The Preferred Stock and unpaid dividends are convertible into shares of Common Stock equal to an amount determined by the market value at the date of close of the common stock, adjusted for changes in the market price prior to the conversion. The preferred stockholder does not have voting rights. As of December 31, 2002, the Company has dividends in arrears for the Preferred Stock totaling $459,000.

         During the years ended December 31, 2002 and 2001, various preferred stockholders converted a total of 10,759 and 33,546, shares, respectively, plus dividends in arrears into 12,663,000 and 16,113,000 shares, respectively, of Class A Common Stock. No warrants have been exercised as of December 31, 2002.

         Equity Line of Credit
         ---------------------

         On August 15, 2000, the Company signed a Private Equity Line of Credit Agreement ("Equity Line") to sell up to $20,000,000 of Common Stock over the course of two years. This Equity Line enabled the Company to request, at the Company's sole discretion, that the investors purchase certain amounts of shares every 15 days at a price equal to 92% or 93% of the market price. Each request was for a minimum of $200,000 and subject to a maximum of $1,500,000. Additional drawings on this Equity Line were dependent upon stock market conditions. The Company sold a total of 5,707,000 shares under the Equity Line with a total net proceeds of $2,393,000, of which 4,455,000 shares under the Equity Line were sold for net cash proceeds of $898,000 during the year ended December 31, 2001. No proceeds were received form this equity line during the year ended December 31, 2002. The remaining proceeds were received during the year ended December 31, 2000.

         In connection with the Equity Line transactions, warrants to purchase 4,269,000 shares of Common Stock exercisable over three years, at a stock price as defined in each agreement, were issued. The fair value related to these warrants of $632,000, of which 4,019,000 warrants with a fair value of $274,000 were issued during the year ended December 31, 2001 have been included in the statement of stockholders' deficit. No warrants were issued during the year ended December 31, 2002 relating to the Equity Line. The remaining warrants were issued during the year ended December 31, 2000. No warrants have been exercised as of December 31, 2002.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 8 - STOCK OPTIONS

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

         In June 2002, the board of directors adopted the Company's 2002 Stock Option Plan ("Stock Option Plan"). Under the Stock Option Plan, the board of directors, or its designated administrators, has the flexibility to determine the type and amount of awards to be granted to eligible participants. The Stock Option Plan is intended to secure for the Company and its stockholders the benefits arising from ownership of the Company's common stock by individuals employed or retained by the Company who will be responsible for the future growth of the Company. Under the Stock Option Plan, an individual shall not be granted more than 50,000 options in any one year period.

         The Company authorized and reserved for issuance an aggregate of 20,000,000 shares of common stock under the Stock Option Plan. The exercise price for the options may not be less than 100% (110% for options issued to individual with more than 10% voting power) the fair market value of the Company's common stock on the date of grant of such option. The shares of common stock issuable under the Stock Option Plan may be authorized but unissued or acquired or reacquired shares If any of the awards granted under the Stock Option Plan expire, terminate or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares subject to those expired, terminated or forfeited awards will again be available for purposes of the Stock Option Plan. As of December 31, 2002, there were no options issued under this Stock Option Plan.

         Transactions under the Stock Option Plans during the years ended December 31, 2001 and 2002 are summarized as follows:

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 8 - STOCK OPTIONS (CONTINUED)

         The following is table summarizes the options outstanding:

                                                                       Weighted-
                                                            Stock       Average
                                                           Option      Exercise
                                                            Plan         Price
                                                         -----------  ----------
                  Balance, December 31, 2000                514,000   $    5.00
                      Granted                               878,000   $    0.50
                      Canceled                              (70,000)  $    2.43
                                                         -----------

                  Balance, December 31, 2001              1,322,000   $    2.15
                      Canceled                           (1,322,000)  $    2.15
                                                         -----------

                  Balance, December 31, 2002                     --   $      --
                                                         ===========

         In July 2002, the Company issued 300,000 options to an employee outside the Plan. The options do not expire and the exercise price is $0.20.

         The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2002 and 2001.

         The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002 and 2001: risk-free interest rate of 4.00% and 4.89%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 84.0% and 91.5%; and a weighted average expected life of the option of 5 and 4 years, respectively.

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

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 8 - STOCK OPTIONS (CONTINUED)

         The weighted average fair value of options granted during 2001 was $0.23, per option. The weighted average exercise price was $0.50. The weighted average fair value of options granted in 2002 was $0.14, per option. The weighted average exercise price was $.020.


NOTE 9 - INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2002 are as follows:

                      Deferred tax assets:
                           Federal net operating loss             $ 34,012,000
                           State net operating loss                  3,820,000
                           Research & development credits            1,978,000
                           Other                                       189,000
                                                                  -------------

                      Total deferred tax assets                     39,999,000
                           Less valuation allowance                (39,999,000)
                                                                  -------------

                                                                  $         --
                                                                  =============

         At December 31, 2002, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $98,883,000 and $39,928,000, respectively. Federal NOLs could, if unused, expire in varying amounts in the years 2012 through 2018. State NOLs, if unused, could expire in varying amounts from 2002 through 2013.

         At December 31, 2002, the Company had federal and state research and development ("R&D") credit carryforwards of approximately $1,436,000 and $542,000, respectively. The federal R&D credit carryforwards will expire beginning in 2004. The state R&D credit carryforwards can be carried forward indefinitely.

         The provision for income taxes are as follows:

         The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2002 and 2001 is as follows:
                                                              2002        2001
                                                            -------     -------

                      Federal income tax rate               (34.0%)     (34.0%)
                      State tax, net of federal benefit      (6.0%)      (6.0%)
                      Increase in valuation allowance        40.0%       40.0%
                                                            -------     -------

                      Effective income tax rate               0.0%        0.0%
                                                            =======     =======

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 9 - INCOME TAXES (CONTINUED)

         Utilization of the net operating loss and tax credit carryforwards will be subject to an annual limitation if a change in the Company's ownership should occur as defined by Section 382 and Section 383 of the Internal Revenue Code.



NOTE 10 - RELATED PARTY TRANSACTIONS

         In March 2001, the Company entered into a consulting agreement to issue a 6% nondilutable interest in the Company to a group of consultants, two of whom (Messrs. Babad and Rabinowitz) later became members of the Company's Board of Directors and one of whom is an entity controlled by the spouse of Mr. Rothman, the Chairman of the Company. The Company issued 845,678 shares of Class A Common Stock at that time with a fair value of $344,000 in exchange for consulting services provided. In October 2001, this agreement was amended to increase the nondilutable interest in Mooney to be issued to the consultants to 12%. The consultant agreement between the Company and E&S Investment Group (controlled by Mr. Rothman's wife), Mr. Babad, Mr. Rabinowitz and Libra Finance, S.A., grants these consultants a nondilutable 12% ownership in the Company which will be divided equally among the four consultants. This 12% interest will be calculated based on the Company's issued and outstanding common stock as of October 26, 2003.

         Mr. Babad, a director, received $29,032 in finder's fees in 2001 and has a consulting agreement with the Company that provides for payments to him of $10,000 a month from December 2001 through March 2002, and $7,000 a month from April 2002 through December 2002.

         Mr. Rothman has consulting agreements with the Company that provide for monthly payments of $5,000 beginning in December 2001. At December 31, 2002, $65,000 was due to Mr. Rothman under this agreement.

         Mr. Rabinowitz has consulting agreements with the Company that provide for monthly payments of $5,000 beginning in January 2003.

         In 2002, Mr. Rothman, Mr. Rabinowitz and Mr. Babad loaned the Company an aggregate of $975,000 in the form of promissory notes (see Note 5). As of December 31, 2002, an aggregate of $675,000 was still outstanding on these promissory notes.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 11 - COMMITMENTS AND CONTINGENCIES

         Litigation
         ----------

         L. PETER LARSON AND DALE RUHMEL v. MOONEY AEROSPACE GROUP, INC. This cause of action was filed in Los Angeles County Superior Court on December 31, 2002. The initial complaint against the Company was filed by two former executives, R. Peter Larson and Dale Ruhmel. The causes of action are for Breach of Contract, Labor Code Violations, Intentional Misrepresentation, Slander and Intentional Infliction of Emotional Distress in Violation of the California Unfair Labor Code.

         Peter Larson was employed as an Executive Vice President and Chief Financial Officer of Mooney, Dale Ruhmel was Executive Vice President of Engineering and became Chief Operating Officer. Both plaintiffs had entered into a written employment agreement with the Company on or about January 8, 2002. Plaintiffs were employed by the Company until the end of October 2002. Plaintiffs claim that the Company breached their employment agreements by terminating their employment without good cause and failing to pay severance payments as required by the agreements. Plaintiffs also claim that at the time of the termination they were not paid all of their vacation and wages owed as required by the California Labor Code. Plaintiffs also claim that the Company misrepresented its intentions to honor the agreements and that plaintiffs relied upon this to their detriment. There were also allegations of intentional infliction of emotional distress and slander.

         The damages sought in the complaint include attorneys fees, tort damages if defamation or fraud can be proven, contractual damages (the contract provides for a year's severance if terminated without cause or notice).

         The Company has filed a cross-complaint against the two individuals. These allegations are based upon Larson and Ruhmel's misappropriation of corporate assets, their breach of fiduciary duty, in that they continually ignored the directions of the Board of Directors, and acted in their own interest. Their actions resulted in substantial damages for the Company.

         The Company has accrued damages for this action as of December 31, 2002, which are included in accrued expenses.

         WHITEFORD JET WINGS, LTD. v. MOONEY AEROSPACE GROUP, LTD. ET AL., Cal. Super. Ct. (Los Angeles County, Long Beach District), Case No. NC033548 (filed January 21, 2003). This case was filed by a company that alleged it had signed an agreement to be the exclusive regional distributor of Jetcruzer aircraft in Illinois, Indiana, Kentucky, and Wisconsin, and that it had put down a deposit of $390,000 for the first 39 aircraft it was to purchase. The suit seeks return of the $390,000 deposit on a variety of theories, including breach of contract, account stated, and fraud. The primary issue is whether the deposits (which the agreement provide are non-refundable) must be returned. The Company has recorded an advanced deposit, which is included in accrued expenses in the accompanying balance sheet, $390,000 related to this matter. The Company does not believe that any potential negative outcome from this case will have a material impact in its financial position or results of operations.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

          AP-LONG BEACH AIRPORT LLC v. MOONEY AEROSPACE GROUP, LTD. The Company leased approximately 10 acres of land located on the Long Beach Airport in Long Beach, California. The lease commenced on January 14, 1998 and had a term of 30 years with an option to renew for an additional 10 year term. The lease contained options to lease other airport properties. The lease contained incremental increases which escalated the monthly rent to approximately $15,600 after 5 years.

         Pursuant to an Agreement dated May 19, 1999, the Company sold its leasehold interest in real property located at 3205 Lakewood Boulevard, Long Beach, California, together with the manufacturing hangar facility (approximately 205,000 square feet) and finished office space (approximately 22,000 square feet) owned by the Company. The cash purchase price was $9,800,000. As part of this transaction, the Company entered into an agreement to sublease the land and lease the manufacturing hangar facility and finished office space to the Company for a term of 18 years, plus an option to extend the lease for an additional 10 years. The $246,000 deferred gain on the sale of the facility was being amortized over the 18 year lease term and is now recorded in accrued loss on lease.

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

         AP Long Beach Airport, LLC ("AP"), the lessor, has filed a complaint in the Los Angeles Superior Court, alleging breach of a Sublease Agreement by the Company for failure to pay rent. Specifically, AP alleges that AP and the Company entered into a Lease Agreement for the lease of real property located in Long Beach, California to the Company for a thirty year term. AP and the Company later entered into first, an Assignment and Assumption Agreement and then, a Sublease Agreement wherein AP sublet the property to the Company for a term of eighteen years at a monthly rent of $106,166.67. AP seeks to recover the fair rental value of the property and base rent pursuant to the Lease and Sublease Agreements in addition to its attorneys' fees and costs.

         Previously, on December 30, 2002, the Company filed suit in the 198th Judicial District, Kerr County, Texas alleging that the Sublease Agreement was void and specifically fraudulent transfer, breach of the duty of good faith and fair dealing, usury and requesting declaratory relief. The Company maintains that this transaction, although structured as a sale and leaseback, was in reality a financing transaction in which the interest charged by AP was usurious.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         On March 5, 2003, in response to AP's California suit, the Company filed its Motion to Stay or Dismiss Action ("Motion"). In its Motion, the Company argued that the California Court should dismiss the action before it because the claims could more appropriately be resolved in the previously filed, and currently pending, Texas action initiated by the Company on December 30, 2002, involving the same parties and the same transaction. In its Motion, the Company sought to assure the California Court that the Texas Court has jurisdiction over AP and that the interest of the parties and judicial economy mitigate in favor of dismissing the California action and allowing the dispute to be resolved by the Texas Court. In the alternative, the Company requested that the California Court stay the action filed by AP until the Texas Court has had an opportunity to rule on AP's Motion to Dismiss the Texas action for lack of personal jurisdiction.

         The Company's Motion is currently pending before the Superior Court of Los Angeles and a hearing has been scheduled for July 8, 2003. The Company has recorded as accrued loss on relocation in the accompanying consolidated balance sheet, $14,099,000 related to this matter (see
         Note 13). The Company does not believe that any potential negative outcome from this case will have a material impact in its financial position or results of operations.

         Other Litigation
         ----------------

         In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At December 31, 2002, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

         Leases
         ------

         The Company leases a 418,000 square feet complex located in Kerrville, Texas under an operating lease agreement with the City of Kerrville, Texas that expires in July 2013. The lease provides for current monthly lease payments of $1,434.

         Future minimum lease payments applicable to non-cancelable operating leases as of December 31, 2002, are as follows:

                                                               Operating
                                                                 Leases
                                                               ----------
                  Year ending December 31,
                      2003                                     $  17,208
                      2004                                        17,208
                      2005                                        17,208
                      2006                                        17,208
                      2007                                        17,208
                      Thereafter                                 130,494
                                                               ----------

                  Net Minimum Lease Payments                   $ 216,534
                                                               ==========

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Company incurred rent expense of $184,375 and $173,000, for the years ended December 31, 2002 and 2001, respectively.

         Employment Contacts
         -------------------

         The Company's former President and Chief Executive Officer, Dr. Carl Chen, resigned effective January 8, 2002. He will remain available as needed for consulting with the Company on mutually agreed upon basis. The Company agreed to pay Dr. Chen severance of $300,000 over the next two years. In addition, he received warrants to purchase 2,000,000 shares of Class A Common Stock at an exercise price of $.25 valued at $320,000 using the Black-Scholes pricing model.

         On August 15, 2002, Mr. Roy H. Norris, President and Chief Executive Officer submitted his resignation to the Board of Directors. Mr. Norris announced that he had accomplished the objectives he established in taking this position, of recruiting a new management team and setting a new direction for the Company, and was submitting his resignation and turning the company over to those he recruited for that purpose. Subsequent to Mr. Norris' resignation, Mr. L. Peter Larson, Chief Operating Officer and Chief Financial Officer, became the President and Chief Executive Officer. The terms of Mr. Norris' severance called for the payment of $165,000 in cash as severance pay, in addition to $58,000 in consulting fees and expenses, and has been paid. In addition, the Company is to issue a number of shares of Class A common stock that is equivalent to 1.5% of all outstanding Class A shares as of the date of issuance. As of December 31, 2002, these shares had not yet been issued, however a liability of $140,000 was recorded to accrue the fair value of the shares owed.

         Additionally, the Company has executed a three-year employment agreement with one executive dated January 8, 2002. On a ratable basis over the three-year period, the executive will vest a total of 5% ownership in the Company. At December 31, 2002, the Company has accrued $49,000 in compensation expense representing the estimated fair market value of the vested ownership at the date.

         The Company also had a similar employment agreement with Mr. L. Peter Larson and Mr. Dale Ruhmel.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 12 - NON-RECURRING EXPENSES

         During the fourth quarter of fiscal 2001, the Company recorded approximately $3,823,000 of non-recurring expenses. These expenses were primarily the result of: a write-off of capitalized tooling costs of approximately $2,082,000; a write-off of capitalized engineering software of approximately $723,000; and an accrual of approximately $1,018,000 related to commitments to purchase special orders from certain vendors. The Company believes the capitalized tooling and engineering software have no future use to the Company due to the change in the Company's business strategy and the re-design of its major product, the JETCRUZER 500. The accrual to vendors represents costs incurred by vendors on outstanding purchase orders which were cancelled, in the production of items specifically related to the JETCRUZER 500 with no alternative saleable value to the vendors.

         During the fourth quarter of fiscal 2002, the Company abandoned its facility in Long Beach, California and incurred a loss of approximately $11,083,000, representing the net book value of property and equipment of $476,000 and building of $10,607,000. Such losses are classified as non-recurring expense in the accompanying consolidated statements of operations (see Notes 11 and 13).


NOTE 13 - LIABILITIES RELATED TO ABANDONED PROPERTY

         As discussed in Notes 11 and 12, the Company abandoned its facility in Long Beach, California that it had used for its research and development activities and its corporate office building, in connection with the move of all operations to Kerrville, Texas. There were certain obligations related to this building, principally to the owner/lessor, for which the Company remains legally obligated (see Note 11). Although management believes that the obligations will be settled at amounts significantly less than their recorded amounts, the Company does not yet have a formal settlement with the lessor, and accordingly the obligations continue to be presented at their contractual amounts. In the accompanying balance sheet, the Company has the following liabilities remaining that relate to this building:

                  Lease obligation (present value of remaining
                    lease payments)                              $   12,622,000
                  Accrued interest on lease obligation                  926,000
                  Other, net                                            551,000
                                                                 ---------------

                                                                 $   14,099,000
                                                                 ===============

         The Company believes they will settle the lawsuit described in Note 11 and that the actual damages will be substantially less than the liability.

         As of December 31, 2002, the Company has impaired the related net capitalized cost of the building totaling $10,607,000 (See Note 12).

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 14 - PER SHARE INFORMATION

         The Company calculates basic net loss per share as required by SFAS No. 128, "Earnings Per Share." Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The following table sets forth the computation of basic loss per share:

                                                                       2002           2001
                                                                  -------------   -------------
                  Numerator
                    Loss before extraordinary item                $(38,822,000)   $(22,172,000)
                    Amortization of discount on preferred stock       (224,000)       (346,000)
                    Dividends in Arrears                              (459,000)       (336,000)
                                                                  -------------   -------------

                  Numerator for basic loss per share              $(39,505,000)   $(22,854,000)
                                                                  =============   =============

                  Denominator
                    Weighted average shares of Class B shares        1,014,000       1,900,000
                    Weighted average shares of Class A shares       67,169,000      28,110,000
                                                                  -------------   -------------

                  Denominator for basic loss per share              68,183,000      30,010,000
                                                                  =============   =============

                  Basic loss per share                            $      (0.58)   $      (0.76)
                                                                  =============   =============

         There is no difference between the loss per common share amounts computed for basic and dilutive purposes because the impact of convertible debt and preferred stock, options and warrants would be anti-dilutive.


NOTE 15 - EMPLOYEE BENEFITS

         The Company has a 401(k) Plan for its employees. For the years ended December 31, 2002 and 2001, the Company did not make any contributions to the Plan.


NOTE 16 - SUBSEQUENT EVENTS

         Subsequent to December 31, 2002, certain convertible debenture holders converted approximately $350,000 of debt into approximately 35,926,000 shares of the Company's Class A common stock. In addition, certain holders of Series A preferred stock converted 2,587 shares of Series A preferred stock into approximately 23,462,000 shares of the Company's common stock.

         Subsequent to December 31, 2002, the Company has received approximately $3,875,000 from the issuance of promissory notes with terms ranging from 30 days to 3 years and interest rates ranging from 8% to 10%.