Form 10QSB
period 2003-03-31
MOONEY AEROSPACE GROUP LTD
filed 2003-06-19
CIK 1019825

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                    000-21749
                            (Commission file number)

                          MOONEY AEROSPACE GROUP, LTD.
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                            95-4257380
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

                  LOUIS SCHREINER FIELD, KERRVILLE, TEXAS 78028
                    (Address of principal executive offices)

                                 (803) 896-6000
                           (Issuer's telephone number)

                                       N/A
     (Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 30, 2003 -142,078,027 shares of common stock

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          MOONEY AEROSPACE GROUP, LTD.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION                                               3

Item 1.    Financial Statements                                                3

           Consolidated Balance Sheet as of March 31, 2003 (unaudited)       3-4

           Consolidated Statements of Operations for
           the three months ended March 31, 2003 and 2002 (unaudited)          5

           Consolidated Statements of Cash Flows for
           the three months ended March 31, 2003 and 2002 (unaudited)        6-7
           Notes to Consolidated Financial Statements (unaudited)           8-16

Item 2.    Management's Discussion and Analysis or Plan of Operation       17-22

Item 3.    Controls and Procedures                                            22

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               23-24

Item 2.    Change in Securities                                               24

Item 3.    Defaults Upon Senior Securities                                    24

Item 4.    Submission of Matters to a Vote of Security Holders                24

Item 5.    Other Information                                                  24

Item 6.    Exhibits and Reports on Form 8-K                                   25

SIGNATURES                                                                    25

CERTIFICATIONS                                                             26-27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                       $    241,000
  Accounts receivable, less allowance for
     doubtful accounts of $0                                            150,000
   Inventory, net of obsolescence reserve
     of $220,000                                                      8,923,000
   Debt issuance costs                                                  391,000
   Prepaid expenses and other current assets                            256,000
                                                                   -------------
     Total current assets                                             9,961,000

PROPERTY AND EQUIPMENT, net                                           4,576,000

TRADE NAME                                                            1,802,000

DEBT ISSUANCE COSTS                                                     438,000
                                                                   -------------
TOTAL ASSETS                                                       $ 16,777,000
                                                                   =============




               See accompanying notes to the financial statements.


                           MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEET, CONTINUED
                                         MARCH 31, 2003
                                           (UNAUDITED)


                              LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable                                                               $   2,414,000
   Accrued expenses                                                                   3,672,000
   Accrued interest and penalties                                                     9,147,000
   Liabilities related to abandoned property                                         14,099,000
   Accrued warrant liability                                                             49,000
   Advanced deposits                                                                  2,096,000
   Convertible debentures, current portion (net of discounts of $13,592,000)          5,958,000
   Notes payable, current portion (including related party notes of $713,000)         5,587,000
                                                                                  --------------
     Total current liabilities                                                       43,022,000

CONVERTIBLE DEBENTURES, less current portion (net of discounts
   of $4,968,000)                                                                     1,060,000

NOTES PAYABLE, less current portion                                                   3,194,000
                                                                                  --------------
TOTAL LIABILITIES                                                                    47,276,000
                                                                                  --------------

COMMITMENTS AND CONTINGENCIES (Note 9)                                                       --

STOCKHOLDERS' DEFICIT
  Preferred Stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding; 100,000 shares designated as Series A
  Series A, 5% Cumulative Convertible Preferred Stock, $100 stated value
     per share; 100,000 shares authorized; 33,757 shares issued and outstanding       2,672,000
  Class A Common Stock, $0.0001 par value, 625,000,000 shares authorized;
     116,414,809 shares issued and outstanding                                           12,000
  Class B Common Stock, $0.0001 par value, 10,000,000 shares authorized;
     1,013,572 shares issued and outstanding                                                 --
  Class E-1 Common Stock, $0.0001 par value, 4,000,000 shares authorized;
     4,000,000 shares issued and outstanding                                                 --
  Class E-2 Common Stock, $0.0001 par value, 4,000,000 shares authorized;
     4,000,000 shares issued and outstanding                                                 --
  Additional paid-in capital                                                         98,392,000
  Accumulated deficit                                                              (131,575,000)
                                                                                  --------------
     Total stockholders' deficit                                                    (30,499,000)
                                                                                  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $  16,777,000
                                                                                  ==============


                       See accompanying notes to the financial statements.

                                               4

                  MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


                                                         2003           2002
                                                     ------------   ------------
                                                                     (restated)
NET SALES                                            $ 1,865,000    $        --

COST OF SALES                                          1,532,000             --
                                                     ------------   ------------
GROSS PROFIT                                             333,000             --
                                                     ------------   ------------
OPERATING EXPENSES
  Research and development expenses                           --      1,661,000
  Selling and support expenses                           479,000             --
  General and administrative expenses                  1,141,000      2,151,000
                                                     ------------   ------------
                                                       1,620,000      3,812,000
                                                     ------------   ------------
LOSS FROM OPERATIONS                                  (1,287,000)    (3,812,000)
                                                     ------------   ------------
OTHER INCOME (EXPENSES):
  Interest income                                         10,000          3,000
  Other income (expense), net                            341,000         38,000
  Amortization of debt issue costs and discounts      (1,543,000)    (2,284,000)
  Interest expense                                    (2,338,000)    (1,016,000)
                                                     ------------   ------------
          TOTAL OTHER INCOME (EXPENSES)               (3,530,000)    (3,259,000)
                                                     ------------   ------------
LOSS BEFORE INCOME TAXES                              (4,817,000)    (7,071,000)

INCOME TAXES                                                  --             --
                                                     ------------   ------------
NET LOSS                                             $(4,817,000)   $(7,071,000)
                                                     ============   ============
NET LOSS PER SHARE:
     BASIC AND DILUTED                               $     (0.05)   $     (0.14)
                                                     ============   ============

               See accompanying notes to the financial statements.


                      MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                       (UNAUDITED)



                                                                 2003           2002
                                                             ------------   ------------
                                                                             (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                  $(4,817,000)   $(7,071,000)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Amortization of discount on convertible debentures        1,477,000      2,239,000
     Amortization of debt issuance costs                          66,000         45,000
     Depreciation and amortization expense                       142,000        294,000
   (Increase) decrease in:
     Accounts receivable                                        (105,000)            --
     Inventory                                                (1,371,000)            --
     Prepaid expenses and other current assets                    86,000         (7,000)
   Increase (decrease) in:
     Accounts payable                                           (191,000)       328,000
     Accrued liabilities                                         823,000       (549,000)
     Accrued interest and penalties                            2,306,000      1,786,000
     Accrued warrant liability                                  (350,000)            --
     Advanced deposits                                           153,000         (7,000)
                                                             ------------   ------------
Net cash used in operating activities                         (1,781,000)    (2,942,000)
                                                             ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                            (16,000)        (2,000)
   Proceeds from sale of investments                                  --      1,926,000
   Deposit on acquisition of Mooney Airplane Company, Inc.            --     (3,658,000)
                                                             ------------   ------------
Net cash used in investing activities                            (16,000)    (1,734,000)
                                                             ------------   ------------

                   See accompanying notes to the financial statements.

                                           6

                  MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)




                                                         2002           2001
                                                     ------------   ------------
                                                                     (restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible debentures           --      7,184,000
   Proceeds from issuance of notes payable             2,200,000             --
   Proceeds from the issuance of common stock                 --         33,000
   Payments for debt issue costs                        (229,000)      (125,000)
   Payments on capital lease obligation                       --        (35,000)
   Payments on notes                                  (1,346,000)      (242,000)
                                                     ------------   ------------
Net cash provided by financing activities                625,000      6,815,000
                                                     ------------   ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                   (1,172,000)     2,139,000

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD        1,413,000        681,000
                                                     ------------   ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD            $   241,000    $ 2,820,000
                                                     ============   ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid                                     $        --    $ 1,388,000
                                                     ============   ============
   Income taxes paid                                 $        --    $        --
                                                     ============   ============

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2003, the Company converted: 1) 2,132 shares of Series A preferred stock into 14,286,525 shares of Class A common stock valued at $165,000, 2) $286,000 of convertible debentures into 19,151,509 share of Class A common stock, and 3) $32,000 of accrued interest into 2,466,014 share of Class A common stock.

During the three months ended March 31, 2002, the Company acquired certain assets of MACorp for a note payable of $4,500,000.


               See accompanying notes to the financial statements.

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Mooney Aerospace Group, Ltd. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB. The results of the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses for the three months ended March 31, 2003 of $4,817,000 and at March 31, 2003, had an accumulated deficit of $131,575,000 and a working capital deficit of $33,061,000. In addition, the Company is in default on the payment of certain of its convertible debentures and notes payable. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

1. The Company's management team has been developing a financial plan to address its working capital requirements and believes that if executed successfully, the plan will substantially improve the Company's ability to meet its working capital requirements throughout the year ended December 31, 2003. However, the current working capital and financing obtained subsequent to March 31, 2003 is insufficient to meet the Company's needs beyond the third quarter of fiscal 2003.

2. Management plans to restructure its current outstanding debt and raise additional capital through private equity or debt financing to sufficiently fund its current operations and increase the number of airplanes produced to generate sufficient revenue to achieve profitable operating results.

3. Management is currently in the process of trying to sell its JETCRUZER 500 program; and

4. Management plans to explore the unique opportunity that exists in the general aviation industry today. The Company believes that an opportunity has been created for the formation of a new general aviation company whose products offer an alternative to business travel by airline for executives of small to medium-sized businesses and high net worth individuals as a result of the occurrence of the following:
         (1) reduction of product-liability exposure as a consequence of the passage of General Aviation Revitalization Act of 1994, (2) the availability of several top of the line general aviation product lines as a result of the recent recession and changes in strategic direction by several general aviation aircraft manufacturers, and (3) deteriorating comfort and convenience of airline travel.

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


Stock Options
-------------
The Company did not grant any new options and no options were cancelled or exercised during the three months ended March 31, 2003. As of March 31, 2003, no options were outstanding under the Company Stock Option Plan (the "Plan") and 300,000 options outstanding that were issued outside the Plan in July 2002 that were fully vested on that date.

Pro forma information regarding the effect on operations is required by SFAS 123 and SFAS 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:

           Expected life                                            5 Years
           Risk-free interest rate                                     4.0%
           Dividend yield                                                 -
           Volatility                                                   84%

This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's proforma information is as follows:

                                                          2003          2002
                                                      ------------  ------------
  Net loss, as reported                               $ 4,817,000   $ 7,071,000
  Compensation recognized under APB 25
                                                               --            --
  Compensation recognized under SFAS 123
                                                               --            --
  Pro forma net loss                                  $ 4,817,000   $ 7,071,000

Restatement
-----------
The financial statements for the three months ended March 31, 2002 have been restated to properly account for amortization of discount attributable to warrants and beneficial conversion features of convertible debentures, in accordance with Emerging Issues Task Force Abstract 00-27. This restatement resulted in the following change:

         Net loss, as previously reported                         $ (5,674,000)
         Prior period adjustment                                    (1,397,000)
                                                                  -------------
         Net loss, as restated                                    $ (7,071,000)
                                                                  =============
         Net loss per share, as previously reported               $      (0.11)
         Prior period adjustment                                         (0.03)
                                                                  -------------
         Net loss per share, as restated                          $      (0.14)
                                                                  =============

NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share as of March 31, 2003 and 2002 because the effect would have been anti-dilutive:

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


                                                     2003             2002
                                                ---------------  ---------------
Conversion of Series A preferred stock             375,077,777       16,373,810
Conversion of convertible debentures             3,947,746,311      216,236,251
Stock options issued to employees                      300,000        1,322,000
Class A warrants                                            --       20,400,000
Class B warrants                                            --        6,900,000
Warrants issued with convertible debentures         62,939,612       47,035,328
Warrants issued with Series A preferred stock        2,771,002        2,771,002
Warrants issued with equity line                     4,268,764        4,268,764
Warrants issued with severance package               2,000,000        2,000,000
Warrants issued with acquisition of MAC              3,623,189               --
                                                ---------------  ---------------
                                                 4,398,726,655      317,307,155
                                                ===============  ===============

NOTE 3 - INVENTORY

Inventory at March 31, 2003 consisted of the following:

         Raw materials and purchased parts                         $  1,754,000
         Work-in-process                                              3,953,000
         Semi-finished and finished goods                             3,436,000
                                                                   -------------
                                                                      9,143,000
         Less allowance for obsolete
           and slow-moving parts                                       (220,000)
                                                                   -------------
                                                                   $  8,923,000
                                                                   =============

NOTE 4 - PROPERTY AND EQUIPMENT

The cost of property and equipment at March 31, 2003 consisted of the following:


         Aircraft                                                  $    658,000
         Office furniture and equipment                                 529,000
         Machinery and equipment                                      4,059,000
                                                                   -------------
                                                                      5,246,000
          Less accumulated depreciation and amortization               (670,000)
                                                                   -------------
                                                                   $  4,576,000
                                                                   =============

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


NOTE 5 - NOTES PAYABLE

Notes payable at March 31, 2003 consisted of the following:

                  Congress Note A                         $       --
                  Congress Note B                          1,667,000
                  Congress Note C                            247,000
                  Notes Payable - May 24, 2002             1,075,000
                  Notes Payable - July 31, 2002              175,000
                  Notes Payable - August 23, 2002            500,000
                  Notes Payable - August 29, 2002            200,000
                  Notes Payable - August 30, 2002            272,000
                  Notes Payable - October 4, 2002          1,350,000
                  Notes Payable - November 8, 2002            99,000
                  Notes Payable - November 22, 2002           50,000
                  Notes Payable - December 30, 2002        1,015,000
                  Notes Payable - January 16, 2003            62,000
                  Notes Payable - January 16, 2003            62,000
                  Notes Payable - February 7, 2003           930,000
                  Notes Payable - March 11, 2003             370,000
                  Notes Payable - March 20, 2003              25,000
                  Mooney Aircraft Corporation                137,000
                  Kerrville Independent School District      341,000
                  City of Kerrville, Texas                   128,000
                  Other                                       76,000
                                                          -----------
                                                           8,781,000
                  Less current maturities                 (5,587,000)
                                                          -----------

                                                          $3,194,000
                                                          ===========

At March 31, 2003, the Company had accrued interest of $338,000 related to the above notes payable.

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)



NOTE 6 - CONVERTIBLE DEBENTURES

Convertible debentures at March 31, 2003 consisted of the following:

her
                  March 27, 2001 Issuance       $    944,000
                  July 25, 2001 Issuance             195,000
                  June 27, 2001 Issuance           1,000,000
                  October 26, 2001 Issuance        8,045,000
                  February 27, 2002 Issuance       5,923,000
                  March 26, 2002 Issuance          1,595,000
                  April 11, 2002 Issuance          1,045,000
                  May 16, 2002 Issuance              803,000
                  June 6, 2002 Issuance              358,000
                  June 10, 2002 Issuance             550,000
                  June 18, 2002 Issuance             385,000
                  June 28, 2002 Issuance           2,000,000
                  July 10, 2002 Issuance             275,000
                  July 31, 2002 Issuance             300,000
                  September 10, 2002 Issuance      2,160,000
                                                -------------
                                                  25,578,000
                  Less discount                  (18,560,000)
                                                -------------
                                                   7,018,000
                  Less current maturities         (5,958,000)
                                                -------------
                                                $  1,060,000
                                                =============

At March 31, 2003, the Company had accrued interest and accrued penalties for failure to register the shares of Class A common stock underlying these convertible debentures of $2,750,000 and $6,059,000, respectively.


NOTE 7 - COMMON STOCK

During the three months ended March 31, 2003, the Company converted: 1) 2,132 shares of Series A preferred stock into 14,286,525 shares of Class A common stock valued at $165,000, 2) $286,000 of convertible debentures into 19,151,509 share of Class A common stock, and 3) $32,000 of accrued interest into 2,466,014 share of Class A common stock.

As a result of the $286,000 of convertible debentures being converted into Class A common stock the Company wrote off $206,000 of unamortized discounts related to these debentures.

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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


NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


The damages sought in the complaint include attorneys fees, tort damages if defamation or fraud can be proven, contractual damages (the contract provides for a year's severance if terminated without cause or notice). The Company has filed a cross-complaint against the two individuals. The Company has accrued damages for this action as of March 31, 2003, which are included in accrued expenses.

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

Pursuant to an Agreement dated May 19, 1999, the Company sold its leasehold interest in real property located at 3205 Lakewood Boulevard, Long Beach, California, together with the manufacturing hangar facility (approximately 205,000 square feet) and finished office space (approximately 22,000 square feet) owned by the Company. The cash purchase price was $9,800,000. As part of this transaction, the Company entered into an agreement to sublease the land and lease the manufacturing hangar facility and finished office space to the Company for a term of 18 years, plus an option to extend the lease for an additional 10 years. The $246,000 deferred gain on the sale of the facility was being amortized over the 18 year lease term and is now recorded in liabilities related to abandoned building.

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

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At March 31, 2003, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

NOTE 10 - LIABILITIES RELATED TO ABANDONED PROPERTY

In 2002, the Company abandoned its facility in Long Beach, California that it had used for its research and development activities and its corporate office building in connection with the move of all operations to Kerrville, Texas. There were certain obligations related to this building, principally to the owner/lessor, for which the Company remains legally obligated (see Note 9). Although management believes that the obligations will be settled at amounts significantly lesser than their recorded amounts, the Company does not yet have a formal settlement with the lessor, and accordingly the obligations continue to be presented at their contractual amounts. In the accompanying balance sheet, the Company has the following liabilities remaining that relate to this building:

         Lease obligation (present value of remaining
           lease payments)                                         $ 12,622,000
         Accrued interest on lease obligation                           926,000
         Other, net                                                     551,000
                                                                   -------------
                                                                   $ 14,099,000
                                                                   =============

The Company believes they will settle the lawsuit described in Note 9 and that the actual damages will be substantially less than the liability.

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


NOTE 11 - PER SHARE INFORMATION

The Company calculates basic net loss per share as required by SFAS No. 128, "EARNINGS PER SHARE." Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The following table sets forth the computation of basic loss per share for the three months ended March 31, 2003 and 2002:

                                                      2003             2002
                                                 --------------   --------------

 Numerator
   Loss before extraordinary item                $  (4,817,000)   $  (7,071,000)
   Amortization of discount on preferred stock         (39,000)         (36,000)
   Dividends in Arrears                               (471,000)        (367,000)
                                                 --------------   --------------
 Numerator for basic loss per share              $  (5,327,000)   $  (7,474,000)
                                                 ==============   ==============
 Denominator
   Weighted average shares of Class B shares         1,014,000        1,900,000
   Weighted average shares of Class A shares       103,106,000       52,081,000
                                                 --------------   --------------
 Numerator for basic loss per share                104,120,000       53,981,000
                                                 ==============   ==============

 Basic loss per share                            $       (0.05)   $       (0.14)
                                                 ==============   ==============

There is no difference between the loss per common share amounts computed for basic and dilutive purposes because the impact of convertible debt and preferred stock, options and warrants would be anti-dilutive.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to March 31, 2003, certain convertible debenture holders converted approximately $48,000 of debt into approximately 10,593,000 shares of the Company's common stock. In addition, certain holders of Series A preferred stock converted 805 shares of Series A preferred stock into approximately 15,798,000 shares of the Company's common stock.

Subsequent to March 31, 2003, the Company has received approximately $700,000 from the issuance of promissory notes with terms ranging from 30 days to 3 years and interest rates of 8%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2002 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward looking statements to encourage companies to provide prospective forward looking information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-QSB are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

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

We have generated $1,865,000 in operating revenues for the three months ended March 31, 2003 from the sale of aircraft and spare parts sales, and have incurred a net loss during the same period of $4,817,000. We believe we will continue to experience losses until such time as we attain a sales level of our aircraft on a commercial scale. No assurance can be made that we will be able to attain sales levels of our aircraft in the foreseeable future that will allow us to generate revenue sufficient to maintain its operations without other sources of financing.

Our current cash balance, including the additional funding obtained subsequent to March 31, 2003 has been sufficient to finance our plan of operations. We are currently seeking to raise additional capital either from individual investors or from commercial lending institutions, however no firm commitment exists at the current time. Should this funding be obtained, we believe it, and the cash generated from our operating activities will be sufficient to meet our operating needs for the next 12 months. Should this funding not be obtained, we will have to curtail our plans and will be unable to pay our obligations to Congress. If we are unable to pay our obligations to Congress, it will have the ability to take legal action against us under the terms of our various notes payable to Congress. Legal action taken by Congress could include foreclosure on all of our assets, which would likely result in cessation of the majority or all of our operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, we had a negative working capital of $33,061,000 and a stockholders' deficiency of $30,499,000. Since our inception in January 1990, we have experienced continuing negative cash flow from operations, which have resulted in our inability to pay certain existing liabilities in a timely manner. We have financed our operations through private funding of equity and debt and through the proceeds generated from our December 1996 initial public offering.

We expect to continue to incur losses until such time, as we restore our production processes to planned production levels and regain market acceptance of our aircraft at selling prices and volumes which provide adequate gross profit to cover operating costs and generate positive cash flow. Our working capital requirements will depend upon numerous factors, including the level of resources devoted to the scale-up of manufacturing and the establishment of sales and marketing. No assurance can be made that we will be able to restore Mooney's production processes to planned levels, regain market acceptance for our aircraft or generate positive cash flow in the foreseeable future, or ever. If we are unable to generate cash flow through its operations as necessary, we will have to continue to obtain financing through equity or debt financing. No assurance can be made that we will be able to obtain sufficient equity or debt financing under terms acceptable to us to allow us to maintain operations according to our current operating plans, or at all.

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

The Company's failure to register the appropriate amount of shares to cover possible conversions as specified within each transaction's Subscription Agreement, has led to the occurrence of non-registration events. Should such an event extend beyond 60 days from the date of the transaction closing, each note holder shall be entitled to damages that are to be paid either in cash or additional shares of Class A Common Stock, according to the formula specified in the Subscription Agreement. As of March 31, 2003, the Company has included in accrued interest and penalties a total of $6,059,000 in such damages. In addition, a non-registration event does not constitute an event of default unless such an event continues for 61 or 181 days beyond the transaction closing date, depending upon the terms specified in the Subscription Agreement. When such an even of default occurs, the note holders have the right to call the notes due. This is the case for the transactions from June 2001, October 2001, February 2002, March 2002, April 2002 and May 2002.

The specific circumstances regarding the events of default and non-registration have been discussed in greater detail within Note 6 of the footnotes to the financial statements for the year ended December 31, 2002 included in Form 10KSB.

Of the total outstanding principal balance of $25,578,000 recorded at March 31, 2003, $19,550,000 has been recorded as short-term, either due to the maturity date or because of an event of default.

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

While there is no assurance that additional financing will be available, we believe that we have developed a financial plan that, if executed successfully, will substantially improve our ability to meet our working capital requirements throughout the next year. We are currently pursuing other financing to ensure that we have sufficient funds through the next twelve months. Although our current cash balance including the additional funding obtained subsequent to March 31, 2003 have been sufficient to finance our plan of operations to date, it and expected cash flow from operations will not be sufficient to fund operations for the next 12 months. Additional funding will be required and is expected, either through additional stock issuances or debt financing obtained from certain private parties. If sources of financing are unavailable, we will have to curtail our plans and will be unable to pay our obligations to Congress.

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

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements contained in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 VS. MARCH 31, 2002

Net sales for the three months ended March 31, 2003 increased by $1,865,000 as compared to the same period in 2002, due to the acquisition of MACorp's assets. We had no sales prior to this acquisition.

Cost of sales for the three months ended March 31, 2003 increased by $1,532,000 as compared to the same period in 2002, due to the acquisition of MACorp's assets. There were no cost of sales prior to this acquisition.

Research and development costs for the three months ended March 31, 2003 decreased by $1,661,000 as compared to the same period in 2002, due to the closure of the Long Beach, California facility in the 4th quarter of 2002 whose principal function was research and development.

Selling and support expenses for the three months ended March 31, 2003 increased by $479,000 as compared to the same period in 2002, due to the acquisition of MACorp's assets. There were no sales and support expenses prior to this acquisition.

General and administrative expenses for the three months ended March 31, 2003 decreased by $1,010,000 as compared to the same period in 2002, due to the closure of the Long Beach, California facility being closed in the 4th quarter of 2002.

Other income for the three months ended March 31, 2003 increased by $303,000 as compared to the same period in 2002, principally due to the decrease in the fair value of the warrant liability of $350,000 from December 31, 2002 to March 31, 2003.

Amortization of debt issue costs and discounts for the three months ended March 31, 2003 decreased by $741,000 as compared to the same period in 2002, due to the write-off of the unamortized discount at the conversion date that occurred during the three months ended March 31, 2002.

Interest expense for the three months ended March 31, 2003 increased by $1,322,000 as compared to the same period in 2002, due to the increase of debt and the accrual of penalties for non-registration of shares underlying the convertible debentures.

Cash used in operating activities for the three months ended March 31, 2003 decreased by $1,161,000 as compared to the same period in 2002.

Due to the acquisition of MACorp assets on April 19, 2002, the changes in operating assets and liabilities are mainly related to the operations of that business, including changes in inventory, property and equipment and accounts payable.

We continue to accrue convertible note interest of non-registration damages and executive compensation.

Cash used in investing activities for the three months ended March 31, 2003 decreased by $1,718,000 as compared to the same period in 2002. We made a deposit payment for the acquisition of MACorp. during 2002 for cash of $3,658,000. This was offset by the sale of investments held to fund the acquisition and operating activities of $1,926,000.

Cash provided by financing activities for the three months ended March 31, 2003 decreased by $6,190,000 as compared to the same period in 2002. During the three months ended March 31, 2002, we issued approximately $7,184,000 of convertible debentures to fund the acquisition of MACorp.

While there is no assurance that additional financing will be available, we believe that we have developed a financial plan that, if executed successfully, will substantially improve our ability to meet our working capital requirements throughout the next year. We are currently pursuing other financing to ensure that we have sufficient funds through the next twelve months. Although our current cash balance including the additional funding obtained subsequent to March 31, 2003 have been sufficient to finance our plan of operations and acquisitions to date, it and expected cash flow from operations will not be sufficient to fund operations for the next 12 months. Additional funding will be required and is expected, either through additional stock issuances or debt financing obtained from certain private parties. Based upon past experience with such parties we believe such funding will be forthcoming, however no firm commitment from such parties currently exists. If sources of financing are unavailable, we will have to curtail our plans and will be unable to pay our obligations to Congress.

ITEM 3. CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

WHITEFORD JET WINGS, LTD. V. MOONEY AEROSPACE GROUP, LTD. ET AL., CAL. SUPER. CT. (LOS ANGELES COUNTY, LONG BEACH DISTRICT), CASE NO. NC033548
(FILED JANUARY 21, 2003)
--------------------------------------------------------------------------------

This case was filed by a company that alleged it had signed an agreement to be the exclusive regional distributor of Jetcruzer aircraft in Illinois, Indiana, Kentucky, and Wisconsin, and that it had put down a deposit of $390,000 for the first 39 aircraft it was to purchase. The suit seeks return of the $390,000 deposit on a variety of theories, including breach of contract, account stated, and fraud. The primary issue is whether the deposits (which the agreement provide are non-refundable) must be returned. The Company has recorded as advanced deposits in the accompanying balance sheet, $390,000 related to this matter. The Company does not believe that any possible negative outcome from this case will have a material impact in its financial position or results of operations.

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

ITEM 2. CHANGE IN SECURITIES

During the three months ended March 31, 2003, we converted: 1) 2,132 shares of Series A preferred stock into 14,286,525 shares of Class A common stock valued at $165,000, 2) $286,000 of convertible debentures into 19,151,509 share of Class A common stock, and 3) $32,000 of accrued interest into 2,466,014 share of Class A common stock

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are currently in default on certain convertible debentures and certain notes payable. (See Notes 5 and 6 to our audited consolidated financial statements included in Form 10-KSB for the year ended December 31, 2002).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On April 23, 2003, and subsequently amended on May 12, 2003, the Company filed an amended Current Report on Form 8-K, announcing that on March 6, 2003, Ernst & Young LLP ("E&Y") terminated the client-auditor relationship between itself and Mooney Aerospace Group, Ltd (the "Company") by delivering to the Company a letter of resignation as the Company's independent auditors. On March 10, 2003 the Company engaged Stonefield Josephson, Inc. ("Stonefield") as its independent auditors for the fiscal year ending December 31, 2002. The decision to engage Stonefield was approved by the Board of Directors of the Company. E&Y's reports on the consolidated financial statements of the Company for fiscal years 2001 and 2000 did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. However, the report of E&Y for these fiscal years was qualified with respect to uncertainty as to the Company's ability to continue as a going concern. During fiscal years 2001 and 2000 and the subsequent interim period through March 6, 2003, there were no disagreements with E&Y regarding any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the subject matter of the disagreements in connection with its report. During our two most recent fiscal years and through March 6, 2003, there were no reportable events as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

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


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MOONEY AEROSPACE GROUP, LTD.



June 19, 2003                     By: /s/ J. Nelson Happy
                                      ------------------------------------------
                                      J. Nelson Happy
                                      Vice Chairman, President & Chief Financial
                                      Officer and Secretary (Principal Executive
                                      Financial and Accounting Officer)

                                 CERTIFICATIONS

I, J. Nelson Happy, certify that:

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 19, 2003
                                      /s/ J. Nelson Happy
                                      ------------------------------------------
                                      Vice Chairman, President, Chief Financial
                                      Officer and Secretary (principal Executive
                                      and Financial and Accounting Officer)