Form 10QSB
period 2003-06-30
MOONEY AEROSPACE GROUP LTD
filed 2003-08-19
CIK 1019825

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                 (830) 896-6000
                          (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
           As of August 10, 2003 - 273,055,127 shares of common stock

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I.    FINANCIAL INFORMATION                                            3

Item 1.    Financial Statements                                             3

           Consolidated Balance Sheet as of June 30, 2003 (unaudited)      3-4

           Consolidated Statements of Operations for
           the three months ended June 30, 2003 and 2002 (unaudited)        5

           Consolidated Statements of Operations for
           the six months ended June 30, 2003 and 2002 (unaudited)          6

           Consolidated Statements of Cash Flows for
           the six months ended June 30, 2003 and 2002 (unaudited)         7-9

           Notes to Consolidated Financial Statements (unaudited)         10-19

Item 2.    Management's Discussion and Analysis or Plan of Operation      20-26

Item 3.    Controls and Procedures                                         26

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                              26-27

Item 2.    Change in Securities                                            27

Item 3.    Defaults Upon Senior Securities                                 28

Item 4.    Submission of Matters to a Vote of Security Holders             28

Item 5.    Other Information                                               28

Item 6.    Exhibits and Reports on Form 8-K                                28

SIGNATURES                                                                 28

CERTIFICATIONS                                                            29-30

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                     $       615,000
  Accounts receivable, less allowance for
     doubtful accounts of $0                                            129,000
   Inventory, net of obsolescence reserve
     of $220,000                                                      9,909,000
   Debt issuance costs                                                  358,000
   Prepaid expenses and other current assets                             74,000
                                                                ----------------

     Total current assets                                            11,085,000

PROPERTY AND EQUIPMENT, net                                           4,439,000

TRADE NAME                                                            1,802,000

DEBT ISSUANCE COSTS                                                     551,000
                                                                ----------------

TOTAL ASSETS                                                    $    17,877,000
                                                                ================

        See accompanying notes to the consolidated financial statements.


                             MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEET (CONTINUED)
                                            JUNE 30, 2003
                                             (UNAUDITED)

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                             $     4,417,000
   Accrued expenses                                                                   4,002,000
   Accrued interest and penalties                                                     3,742,000
   Liabilities related to abandoned property                                         14,099,000
   Accrued warrant liability                                                             29,000
   Advanced deposits                                                                  2,004,000
   Convertible debentures, current portion                                            4,182,000
   Notes payable, current portion (including related party notes of $433,000)         3,136,000
                                                                                ----------------

     Total current liabilities                                                       35,611,000

CONVERTIBLE DEBENTURES, less current portion                                         27,409,000

NOTES PAYABLE, less current portion                                                     995,000
                                                                                ----------------

TOTAL LIABILITIES                                                                    64,015,000
                                                                                ----------------

COMMITMENTS AND CONTINGENCIES (Note 9)                                                        -

STOCKHOLDERS' DEFICIT
   Preferred Stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding; 100,000 shares designated as Series A
  Series A, 5% Cumulative Convertible Preferred Stock, $100 stated value
    per share; 100,000 shares authorized; 31,401 shares issued and outstanding         2,503,000
  Class A Common Stock, $0.0001 par value, 625,000,000 shares authorized;
     212,671,600 shares issued and outstanding                                           21,000
  Class B Common Stock, $0.0001 par value, 10,000,000 shares authorized;
     1,013,572 shares issued and outstanding                                                 --
  Class E-1 Common Stock, $0.0001 par value, 4,000,000 shares authorized;
     4,000,000 shares issued and outstanding                                                 --
  Class E-2 Common Stock, $0.0001 par value, 4,000,000 shares authorized;
     4,000,000 shares issued and outstanding                                                 --
  Additional paid-in capital                                                         90,206,000
  Accumulated deficit                                                              (138,868,000)
                                                                                ----------------

     Total stockholders' deficit                                                    (46,138,000)
                                                                                ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $    17,877,000
                                                                                ================

                  See accompanying notes to the consolidated financial statements.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                      2003             2002
                                                   ------------   ------------
                                                                   (restated)

NET SALES                                          $ 2,647,000    $   369,000

COST OF SALES                                        2,719,000        124,000
                                                   ------------   ------------

GROSS PROFIT (LOSS)                                    (72,000)       245,000
                                                   ------------   ------------

OPERATING EXPENSES
  Research and development expenses                    247,000        993,000
  Selling and support expenses                         282,000        343,000
  General and administrative expenses                1,937,000      3,145,000
                                                   ------------   ------------
                                                     2,466,000      4,481,000

LOSS FROM OPERATIONS                                (2,538,000)    (4,236,000)
                                                   ------------   ------------

OTHER INCOME (EXPENSES):
  Interest income                                           --         65,000
  Other income (expense), net                         (855,000)       132,000
  Amortization of debt issue costs and discounts    (1,562,000)    (1,223,000)
  Interest expense                                  (2,324,000)    (1,532,000)
                                                   ------------   ------------

          TOTAL OTHER INCOME (EXPENSES)             (4,741,000)    (2,558,000)
                                                   ------------   ------------

LOSS BEFORE INCOME TAXES                            (7,279,000)    (6,794,000)

 INCOME TAXES                                               --             --
                                                   ------------   ------------

NET LOSS                                           $(7,279,000)   $(6,794,000)
                                                   ============   ============

NET LOSS PER SHARE:
     BASIC AND DILUTED                             $     (0.05)   $     (0.10)
                                                   ============   ============

        See accompanying notes to the consolidated financial statements.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                       2003             2002
                                                   -------------   -------------
                                                                     (restated)

NET SALES                                          $  4,512,000    $    369,000

COST OF SALES                                         4,251,000         124,000
                                                   -------------   -------------

GROSS PROFIT                                            261,000         245,000
                                                   -------------   -------------

OPERATING EXPENSES
  Research and development expenses                     247,000       2,654,000
  Selling and support expenses                          761,000         343,000
  General and administrative expenses                 3,078,000       5,296,000
                                                   -------------   -------------
                                                      4,086,000       8,293,000

LOSS FROM OPERATIONS                                 (3,825,000)     (8,048,000)
                                                   -------------   -------------

OTHER INCOME (EXPENSES):
  Interest income                                        10,000          68,000
  Other income (expense), net                          (514,000)        170,000
  Amortization of debt issue costs and discounts     (3,105,000)     (3,507,000)
  Interest expense                                   (4,662,000)     (2,548,000)
                                                   -------------   -------------

          TOTAL OTHER INCOME (EXPENSES)              (8,271,000)     (5,817,000)
                                                   -------------   -------------

LOSS BEFORE INCOME TAXES                            (12,096,000)    (13,865,000)

 INCOME TAXES                                                --              --
                                                   -------------   -------------

NET LOSS                                           $(12,096,000)   $(13,865,000)
                                                   =============   =============

NET LOSS PER SHARE:
     BASIC AND DILUTED                             $      (0.09)   $      (0.23)
                                                   =============   =============

        See accompanying notes to the consolidated financial statements.


                       MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                        (UNAUDITED)

                                                                 2003             2002
                                                             -------------   -------------
                                                                               (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                  $(12,096,000)   $(13,865,000)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Amortization of discount on convertible debentures         2,968,000       3,420,000
     Amortization of debt issuance costs                          137,000          87,000
     Common stock and warrants issued for services                 87,000         498,000
     Depreciation and amortization expense                        284,000         722,000
   (Increase) decrease in:
     Accounts receivable                                          (84,000)        (86,000)
     Inventory                                                 (2,357,000)       (771,000)
     Prepaid expenses and other current assets                    268,000        (284,000)
   Increase (decrease) in:
     Accounts payable                                           1,812,000      (1,377,000)
     Accrued liabilities                                        1,153,000       2,581,000
     Accrued interest and penalties                             4,334,000              --
     Accrued warrant liability                                    510,000              --
     Advanced deposits                                             61,000         (14,000)
                                                             -------------   -------------
Net cash used in operating activities                          (2,923,000)     (9,089,000)
                                                             -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                             (21,000)        (14,000)
   Proceeds from sale of investments                                   --       1,926,000
   Deposit on acquisition of Mooney Airplane Company, Inc.             --      (4,082,000)
                                                             -------------   -------------

Net cash used in investing activities                             (21,000)     (2,170,000)
                                                             -------------   -------------

              See accompanying notes to the consolidated financial statements.


                     MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                     (UNAUDITED)

                                                          2003             2002
                                                      -------------   -------------
                                                                       (restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible debentures             --      12,026,000
   Proceeds from issuance of notes payable               5,280,000              --
   Proceeds from the issuance of common stock                   --          32,000
   Payments for debt issue costs                          (380,000)       (343,000)
   Payments on capital lease obligation                         --         (70,000)
   Payments on notes                                    (2,754,000)       (142,000)
                                                      -------------   -------------

Net cash provided by financing activities                2,146,000      11,503,000
                                                      -------------   -------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                       (798,000)        244,000

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD          1,413,000         681,000
                                                      -------------   -------------

CASH AND CASH EQUIVALENTS - END OF PERIOD             $    615,000    $    925,000
                                                      =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid                                      $    266,000    $    939,000
                                                      =============   =============
   Income taxes paid                                  $         --    $         --
                                                      =============   =============

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 2003, the Company converted: 1) 4,488 shares of Series A preferred stock into 53,576,751 shares of Class A common stock valued at $348,000, 2) $598,000 of convertible debentures into 71,761,918 shares of Class A common stock, and 3) $45,000 of accrued interest into 3,922,170 shares of Class A common stock. In addition, the Company issued 2,900,000 shares of Class A common stock for professional services valued at $87,000.

During the six months ended June 30, 2002, the Company acquired certain assets of MACorp for $9,881,000. Of the total consideration paid, approximately $4,082,000 was in cash, of which, $3,500,000 was paid directly to Congress; $4,500,000 was in the form of notes payable to Congress; 3,260,871 shares of Class A Common Stock were issued with a fair value of $900,000, and warrants to purchase 3,623,189 shares of Class A Common Stock were issued with a fair value of $399,000. Assets purchased included trade name, inventory and property, and equipment, and totaled $1,287,000, $5,348,000 and $5,193,000 respectively. Liabilities assumed totaled to $1,947,000. In addition, the Company: 1) converted 8,001 shares of Series A preferred stock into 5,430,919 shares of Class A common stock valued at $826,000 and 2) converted $2,458,000 of convertible debentures into 15,752,221 shares of Class A common stock, 3) exchanged 886,752 shares of Class B common stock for 886,752 shares of Class A common stock, 4) issued 880,000 shares of Class A common stock for professional services valued at $178,000 and issued 2,000,000 warrants as part of a severance package valued at $320,000.

        See accompanying notes to the consolidated financial statements.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES (Continued):

During the six months ended June 30, 2003, the Company implemented a restructuring plan whereby certain convertible debenture noteholders agreed to waive all outstanding defaults including waiver of penalties due to them totaling $8,300,000 as a contribution to capital and wrote off the remaining debt discount related to the convertible debentures of $17,070,000. See Note 12. In addition, as part of the restructuring plan, $6,322,000 of promissory notes were converted to convertible debentures (see Notes 5,6 and 12).

        See accompanying notes to the consolidated financial statements.

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Mooney Aerospace Group, Ltd. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB. The results of the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the six months ended June 30, 2003 of $12,096,000 and at June 30, 2003, had an accumulated deficit of $138,868,000 and a working capital deficit of $24,526,000. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

         1. The Company's management team has been developing a financial plan to address its working capital requirements and believes that if executed successfully, the plan will substantially improve the Company's ability to meet its working capital requirements throughout the year ended December 31, 2003. However, the current working capital and financing obtained subsequent to June 30, 2003 is insufficient to meet the Company's needs beyond the end of 2003.

         2. Management has restructured its current outstanding debt and raised additional capital through the issuance of notes payable that it believes will be sufficient to fund its current operations and increase the number of airplanes produced to generate sufficient revenue to achieve profitable operating results.

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

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

STOCK OPTIONS
-------------
The Company did not grant any new options and no options were cancelled or exercised during the six months ended June 30, 2003. As of June 30, 2003, no options were outstanding under the Company Stock Option Plan (the "Plan") and 300,000 options outstanding that were issued outside the Plan in July 2002 that were fully vested on that date.


RESTATEMENT
-----------
The financial statements for the three and six months ended June 30, 2002 have been restated to properly account for amortization of discount attributable to warrants and beneficial conversion features of convertible debentures, in accordance with Emerging Issues Task Force Abstract 00-27. This restatement resulted in the following change:

                                               Three months         Six months
                                                  Ended               Ended
                                              June 30, 2002        June 30, 2002
                                               ------------         ----------
Net loss, as previously reported             $    (6,803,000)   $   (12,477,000)
Prior period adjustment                                9,000         (1,388,000)
                                             ----------------   ----------------

Net loss, as restated                        $    (6,794,000)   $   (13,865,000)
                                             ================   ================

Net loss per share, as previously reported   $         (0.10)   $         (0.21)
Prior period adjustment                                (0.00)             (0.02)
                                             ----------------   ----------------

Net loss per share, as restated              $         (0.10)   $         (0.23)
                                             ================   ================

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. (See Note 11 for per share information) The following potential common shares have been excluded from the computation of diluted net loss per share as of June 30, 2003 and 2002 because the effect would have been anti-dilutive:

                                                                 2003               2002
                                                          -----------------  ------------------
    Conversion of Series A preferred stock                       81,773,438          18,298,769
    Conversion of convertible debentures                      1,439,694,010         138,281,100
    Stock options issued to employees                               300,000           1,322,000
    Class A warrants                                                      -          20,400,000
    Class B warrants                                                      -           6,900,000
    Warrants issued with convertible debentures                           -          52,478,472
    Warrants issued with Series A preferred stock                         -           2,771,002
    Warrants issued with equity line                              4,268,764           4,268,764
    Warrants issued with severance package                        2,000,000           2,000,000
    Warrants issued with acquisition of MAC                       3,623,189                   -
                                                          ------------------ -------------------
                                                              1,531,659,401         246,720,107
                                                          ================== ===================

NOTE 3 - INVENTORY

Inventory at June 30, 2003 consisted of the following:

    Raw materials and purchased parts                          $     1,095,000
    Work-in-process                                                  4,988,000
    Semi-finished and finished goods                                 4,046,000
                                                               ----------------
                                                                    10,129,000
    Less allowance for obsolete
      and slow-moving parts                                           (220,000)
                                                               ----------------
                                                               $     9,909,000
                                                               ================
NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2003 consisted of the following:

    Aircraft                                                   $       658,000
    Office furniture and equipment                                     529,000
    Machinery and equipment                                          4,064,000
                                                               ----------------
                                                                     5,251,000
    Less accumulated depreciation and amortization                   (812,000)
                                                               ----------------
                                                               $     4,439,000
                                                               ================

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 5 - NOTES PAYABLE

Notes payable at June 30, 2003 consisted of the following:

         Congress Note A                            $        --
         Congress Note B                              1,250,000
         Congress Note C                                  3,000
         Notes Payable - July 31, 2002                  175,000
         Notes Payable - October 4, 2002                695,000
         Notes Payable - November 8, 2002                99,000
         Notes Payable - November 22, 2002               50,000
         Notes Payable - January 16, 2003                62,000
         Notes Payable - January 16, 2003                62,000
         Notes Payable - March 11, 2003                 370,000
         Notes Payable - March 20, 2003                  25,000
         Notes Payable - April 4, 2003                  500,000
         Notes Payable - April 11, 2003                 250,000
         Mooney Aircraft Corporation                    137,000
         Kerrville Independent School District          252,000
         City of Kerrville, Texas                       125,000
         Other                                           76,000
                                                    ------------
                                                      4,131,000
         Less current maturities                     (3,136,000)
                                                    ------------

                                                    $   995,000
                                                    ============

At June 30, 2003, the Company had accrued interest of $150,000 related to the above notes payable.

For the three months ended June 30, 2003, the Company repaid $1,408,000 of notes payable and entered into 5 new notes payable totaling $3,080,000. Also, as a result of the restructuring (See Note 12), the Company converted $6,322,000 of notes payable into convertible debentures.

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 6 - CONVERTIBLE DEBENTURES

Convertible debentures at June 30, 2003 consisted of the following:

         March 27, 2001 Issuance          $    941,000
         July 25, 2001 Issuance                195,000
         June 27, 2001 Issuance              1,000,000
         October 26, 2001 Issuance           7,910,000
         February 27, 2002 Issuance          5,833,000
         March 26, 2002 Issuance             1,595,000
         April 11, 2002 Issuance             1,045,000
         May 16, 2002 Issuance                 768,000
         June 6, 2002 Issuance                 358,000
         June 10, 2002 Issuance                550,000
         June 18, 2002 Issuance                339,000
         June 28, 2002 Issuance              2,000,000
         July 10, 2002 Issuance                275,000
         July 31, 2002 Issuance                300,000
         September 10, 2002 Issuance         2,160,000
         Restructure of notes payable
           (see Notes 5 and 12)              6,322,000
                                          -------------
                                            31,591,000
         Less current maturities            (4,182,000)
                                          -------------

                                          $ 27,409,000
                                          =============

At June 30, 2003, the Company had accrued interest for the above convertible debentures of $3,601,000.

During the three months ended June 30, 2003, $7,420,000 of accrued penalties related to the convertible debentures were forgiven and recorded as a capital contribution. (see Note 12).

During the three and six months ended June 30, 2003, $312,000 and $598,000, respectively, of convertible debentures were converted into common stock (see
Note 7).

In connection with the restructuring (See note 12), the Company wrote off, directly to additional paid in capital, the remaining unamortized debt discounts related to the convertible debentures of $17,070,000.

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 7 - COMMON STOCK

During the six months ended June 30, 2003, the Company converted: 1) 4,488 shares of Series A preferred stock into 53,576,751 shares of Class A common stock valued at $348,000, 2) $598,000 of convertible debentures into 71,761,918 shares of Class A common stock, and 3) $45,000 of accrued interest into 3,922,170 shares of Class A common stock. In addition, the Company issued 2,900,000 shares of Class A common stock for professional services valued at $87,000.

As a result of the $598,000 of convertible debentures being converted into Class A common stock, the Company wrote off $411,000 of unamortized discounts related to these debentures.

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

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

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

The damages sought in the complaint include attorneys fees, tort damages if defamation or fraud can be proven, contractual damages (the contract provides for a year's severance if terminated without cause or notice). The Company has filed a cross-complaint against the two individuals. The Company has accrued damages for this action as of June 30, 2003, which the Company believes are adequate to settle any damages that may arise from these claims.

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

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At June 30, 2003, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

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

         Lease obligation (present value of remaining
           lease payments)                                  $      12,622,000
         Accrued interest on lease obligation                         926,000
         Other, net                                                   551,000
                                                            ------------------

                                                            $      14,099,000
                                                            ==================

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

The Company believes they will settle the lawsuit described in Note 9 and that the actual damages will be substantially less than the liability.

NOTE 11 - PER SHARE INFORMATION

The Company calculates basic net loss per share as required by SFAS No. 128, "EARNINGS PER SHARE." Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The following table sets forth the computation of basic loss per share for the three and six months ended June 30, 2003 and 2002:

                                                       FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                       --------------------------             ------------------------
                                                                JUNE 30,                                JUNE 30,
                                                                --------                                --------
                                                         2003               2002                2003                2002
                                                         ----               ----                ----                ----
Numerator
  Loss before extraordinary item                   $  (7,279,000)      $  (6,794,000)      $ (12,096,000)      $ (13,865,000)
  Amortization of discount on preferred stock            (14,000)            (24,000)            (53,000)            (60,000)
  Dividends in Arrears                                  (476,000)           (372,000)           (476,000)           (372,000)
                                                   --------------      --------------      --------------      --------------
Numerator for basic loss per share                 $  (7,769,000)      $  (7,190,000)      $ (12,625,000)      $ (14,297,000)
                                                   ==============      ==============      ==============      ==============

Denominator
  Weighted average shares of Class B shares            1,014,000           1,014,000           1,014,000           1,457,000
  Weighted average shares of Class A shares          163,362,000          71,650,000         133,400,000          59,607,000
                                                   --------------      --------------      --------------      --------------
Numerator for basic loss per share                   164,376,000          72,664,000         134,414,000          61,064,000
                                                   ==============      ==============      ==============      ==============

Basic loss per share                               $       (0.05)      $       (0.10)      $       (0.09)      $       (0.23)
                                                   ==============      ==============      ==============      ==============

There is no difference between the loss per common share amounts computed for basic and dilutive purposes because the impact of convertible debt and preferred stock, options and warrants would be anti-dilutive.

NOTE 12 - RESTRUCTURING

On June 17, 2003, the Company implemented a restructuring plan whereby all convertible note holders agreed to waive all outstanding defaults, including waiver of the penalties for non-registration of the shares underlying the convertible debentures, and set fixed note conversion prices of $0.0192 and $0.0384 for the secured and unsecured debenture holders, respectively. In connection with the restructuring plan, the Company has received more than $5,000,000 of new financing.

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

The debt holders were, due to their beneficial ownership of significant equity interests in the Company, considered to be related parties as defined in Statement of Financial Accounting Standards No. 57, "Related Party Disclosures". Therefore the Company accounted for this restructuring consistent with its economic substance, as set forth in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Since the debt holders had agreed to the restructuring primarily to ensure the Company's continuation as a going concern thereby protecting their equity interests, the restructuring was accounted for as an equity transaction and no amounts were charged to operations. The contribution of the warrants and the forfeiture of the original beneficial conversion rights were treated as a contribution to capital. The elimination of the unamortized debt discount attributable to these equity features was similarly treated as an equity distribution to these debt holders. A summary follows:

Waiver of interest and penalties for non-registration
  of securities                                                     $ 7,420,000
Contribution of warrant rights, at net book value of warrant
  liability at date of restructuring                                    880,000
Elimination of unamortized discount at date of restructuring,
  accounted for as a distribution of rights to equity holders       (17,070,000)
                                                                   -------------
Net distribution to related parties at date of restructuring       $ (8,770,000)
                                                                   =============

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to June 30, 2003, the Company has received approximately $1,300,000 from the issuance of notes.

From July 1, 2003 to August 10, 2003, the Company issued 60,383,527 shares of common stock for conversions of preferred stock and convertible debentures.

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

During the remainder of 2003, we intend to focus our efforts on the following events:

         o The restoration to full production of MAC's manufacturing line in Kerrville, Texas.

         o Enhancement and aggressive implementation of our marketing program.

         o        Reduction of costs to increase profit margins.

On June 27, 2002, MAC announced that we had received a Federal Aviation Administration (FAA) production certificate that covers the: Eagle2 (Mooney
M20S), Ovation2 (Mooney M20R) and the Bravo2 (Mooney M20M). We are making good progress in getting the factory up to full production.

On August 8, 2002, we announced that MAC had received FAA certification as a repair station. The repair station is co-located with the MAC production facility in Kerrville, Texas. This will enhance our support to Mooney owners and provide us with additional business opportunities.

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

We have generated $4,512,000 in operating revenues for the six months ended June 30, 2003 from the sale of aircraft and spare parts sales, and have incurred a net loss during the same period of $12,096,000. We believe we will continue to experience losses until such time as we attain a sales level of our aircraft on a commercial scale. No assurance can be made that we will be able to attain sales levels of our aircraft in the foreseeable future that will allow us to generate revenue sufficient to maintain its operations without other sources of financing.

Our current cash balance, including the additional funding obtained subsequent to June 30, 2003 has been sufficient to finance our plan of operations. We are currently seeking to raise additional capital either from individual investors or from commercial lending institutions, however no firm commitment exists at the current time. Should this funding be obtained, we believe it, and the cash generated from our operating activities will be sufficient to meet our operating needs for the next 12 months. Should this funding not be obtained, we will have to curtail our plans and will be unable to pay our obligations to Congress. If we are unable to pay our obligations to Congress, it will have the ability to take legal action against us under the terms of our various notes payable to Congress. Legal action taken by Congress could include foreclosure on all of our assets, which would likely result in cessation of the majority or all of our operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, we had a negative working capital of $24,526,000 and a stockholders' deficiency of $46,138,000. Since our inception in January 1990, we have experienced continuing negative cash flow from operations, which have resulted in our inability to pay certain existing liabilities in a timely manner. We have financed our operations through private funding of equity and debt and through the proceeds generated from our December 1996 initial public offering.

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

While there is no assurance that additional financing will be available, we believe that we have developed a financial plan that, if executed successfully, will substantially improve our ability to meet our working capital requirements throughout the next year. We are currently pursuing other financing to ensure that we have sufficient funds through the next twelve months. Although our current cash balance including the additional funding obtained subsequent to June 30, 2003 have been sufficient to finance our plan of operations to date, it and expected cash flow from operations will not be sufficient to fund operations for the next 12 months. Additional funding will be required and is expected, either through additional stock issuances or debt financing obtained from certain private parties. If sources of financing are unavailable, we will have to curtail our plans and will be unable to pay our obligations to Congress.

On June 17, 2003, we implemented a restructuring plan whereby all convertible note holders agreed to waive all outstanding defaults, including waiver of the penalties for non-registration of the shares underlying the convertible debentures, and set fixed note conversion prices of $0.0192 and $0.0384 for the secured and unsecured debenture holders, respectively. In connection with the restructuring plan, the Company has received more than $5,000,000 of new financing. The Company did not take a charge to earnings as a result of fixing the conversion prices since the conversion prices are higher than the market price of the Company stock at the time the agreements were reached with investors.

Pursuant to the restructuring plan, holders of secured notes have a conversion price that is half of the conversion price for holders of unsecured convertible notes and preferred stock. In addition to waiving all outstanding defaults, holders of convertible notes agreed to cancel all outstanding warrants currently held by them. The maturity dates for unsecured notes is extended by three years to June 2006. Interest rates on the notes have been reduced from 8% to 3%.

As a result of the restructuring, the Company has recognized a contribution to capital of $8,300,000 as follows: $7,420,000 due to the waiver of the non-registration penalties that the Company had accrued and $880,000 which is the fair value of the 65,710,614 warrants that were canceled. These warrants had previously been accounted for using fair value accounting in accordance with EITF 00-19; therefore removing this liability resulted in a contribution to capital of $880,000. In addition, the Company wrote off the remaining unamortized debt discounts related to the convertible debentures of $17,070,000. The convertible debenture holders are considered related parties in accordance with SFAS No. 57 due to their ability to convert their debt to equity; therefore, write off has been treated as a distribution to shareholders and charged directly to additional paid in capital.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 VS. JUNE 30, 2002

Net sales for the three months ended June 30, 2003 increased by $2,278,000 as compared to the same period in 2002, due to the acquisition of MACorp's assets. We had no sales prior to this acquisition and for the three months ended June 30, 2002, the net sales consisted only of spare airplane parts. No airplanes were sold during this period as compared to the sale of 5 airplanes for the three months ended June 30, 2003.

Cost of sales for the three months ended June 30, 2003 increased by $2,595,000 as compared to the same period in 2002, due to the acquisition of MACorp's assets. The negative gross margin for the three months ended June 30, 2003 is a result of high fixed costs associated with the manufacturing of the airplanes that could only be spread over the airplanes sold. We have the capacity to produce more airplanes than have been produced in the past thereby reducing the fixed manufacturing costs associated with each airplane produced.

Research and development costs for the three months ended June 30, 2003 decreased by $746,000 as compared to the same period in 2002, due to the closure of the Long Beach, California facility in the 4th quarter of 2002 whose principal function was research and development.

Selling and support expenses for the three months ended June 30, 2003 decreased by $61,000 as compared to the same period in 2002, due to the acquisition of MACorp's assets. We have not spent as much on selling and support expenses during the three months ended June 30, 2003 due to our current cash position.

General and administrative expenses for the three months ended June 30, 2003 decreased by $1,208,000 as compared to the same period in 2002, due to the closure of the Long Beach, California facility being closed in the 4th quarter of 2002; thus reducing general and administrative expenses in 2003.

Other income (expense) for the three months ended June 30, 2003 increased by $2,183,,000 as compared to the same period in 2002, principally due to the increase in the fair value of the warrant liability of $860,000 from March 31, 2003 to June 30, 2003.

Amortization of debt issue costs and discounts for the three months ended June 30, 2003 increased by $339,000 as compared to the same period in 2002, due to the increase in the debt discounts that resulted from the issuance of additional convertible debentures in the latter half of 2002.

Interest expense for the three months ended June 30, 2003 increased by $792,000 as compared to the same period in 2002, due to the increase of debt and the accrual of penalties for non-registration of shares underlying the convertible debentures. The non-registration penalties were accrued through June 17, 2003, the date of the restructuring.

SIX MONTHS ENDED JUNE 30, 2003 VS. JUNE 30, 2002

Net sales for the six months ended June 30, 2003 increased by $4,143,000 as compared to the same period in 2002, due to the acquisition of MACorp's assets. We had no sales prior to this acquisition and for the period from the date of acquisition to June 30, 2002, the net sales consisted only of spare airplane parts. No airplanes were sold during this period as compared to the sale of 8 airplanes for the six months ended June 30, 2003.

Cost of sales for the six months ended June 30, 2003 increased by $4,127,000 as compared to the same period in 2002, due to the acquisition of MACorp's assets. The very small gross margin for the six months ended June 30, 2003 is a result of high fixed costs associated with the manufacturing of the airplanes that could only be spread over the airplanes sold. We have the capacity to produce more airplanes than have been produced in the past thereby reducing the fixed manufacturing costs associated with each airplane produced.

Research and development costs for the six months ended June 30, 2003 decreased by $2,407,000 as compared to the same period in 2002, due to the closure of the Long Beach, California facility in the 4th quarter of 2002 whose principal function was research and development.

Selling and support expenses for the six months ended June 30, 2003 increased by $418,000 as compared to the same period in 2002, due to higher selling expense being incurred during the beginning of 2003.

General and administrative expenses for the six months ended June 30, 2003 decreased by $2,218,000 as compared to the same period in 2002, due to the closure of the Long Beach, California facility being closed in the 4th quarter of 2002; thus reducing general and administrative expenses in 2003.

Other income (expense) for the six months ended June 30, 2003 increased by $2,454,000 as compared to the same period in 2002, principally due to the increase in the fair value of the warrant liability of $510,000 from December 31, 2002 to June 30, 2003.

Amortization of debt issue costs and discounts for the six months ended June 30, 2003 decreased by $402,000 as compared to the same period in 2002, due to the write-off of the unamortized discount at the conversion date that occurred during the six months ended June 30, 2002 offset by higher amortization due to increased debt discount balances resulting from the issuance of additional convertible debentures. There were more debentures converted into common stock for the six months ended June 30, 2002 as compared to 2003.

Interest expense for the six months ended June 30, 2003 increased by $2,114,000 as compared to the same period in 2002, due to the increase of debt and the accrual of penalties for non-registration of shares underlying the convertible debentures. The non-registration penalties were accrued through June 17, 2003, the date of the restructuring.

Due to the acquisition of MACorp assets on April 19, 2002, the changes in operating assets and liabilities are mainly related to the operations of that business, including changes in inventory, property and equipment and accounts payable.

While there is no assurance that additional financing will be available, we believe that we have developed a financial plan that, if executed successfully, will substantially improve our ability to meet our working capital requirements throughout the next year. We are currently pursuing other financing to ensure that we have sufficient funds through the next twelve months. Although our current cash balance including the additional funding obtained subsequent to June 30, 2003 have been sufficient to finance our plan of operations and acquisitions to date, it and expected cash flow from operations will not be sufficient to fund operations for the next 12 months. Additional funding will be required and is expected, either through additional stock issuances or debt financing obtained from certain private parties. Based upon past experience with such parties we believe such funding will be forthcoming, however no firm commitment from such parties currently exists. If sources of financing are unavailable, we will have to curtail our plans and will be unable to pay our obligations to Congress.

ITEM 3.    CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

ITEM 2.    CHANGE IN SECURITIES

During the six months ended June 30, 2003, we converted: 1) 2,132 shares of Series A preferred stock into 14,286,525 shares of Class A common stock valued at $165,000, 2) $286,000 of convertible debentures into 19,151,509 share of Class A common stock, and 3) $32,000 of accrued interest into 2,466,014 share of Class A common stock

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On June 20, 2003, we filed a current report on Form 8-K announcing the restructuring of our convertible debentures.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MOONEY AEROSPACE GROUP, LTD.

August 19, 2003                   By: /S/ J. NELSON HAPPY
                                      ------------------------------------------
                                      J. Nelson Happy
                                      Vice Chairman, President & Chief Financial
                                      Officer and Secretary (Principal Executive
                                      Financial and Accounting Officer)