Form 10QSB
period 2003-09-30
MOONEY AEROSPACE GROUP LTD
filed 2003-11-14
CIK 1019825

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 11 2003 - 354,088,358 shares of common stock

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION                                              2

Item 1.    Financial Statements                                               2

           Consolidated Balance Sheet as of September 30, 2003 (unaudited)    2

           Consolidated Statements of Operations for the three and
            nine months ended September 30, 2003 and 2002 (unaudited)         3

           Consolidated Statements of Cash Flows for the
            nine months ended September 30, 2003 and 2002 (unaudited)         4
            Notes to Consolidated Financial Statements (unaudited)            6

Item 2.    Management's Discussion and Analysis or Plan of Operations        16

Item 3.    Controls and Procedures                                           21

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 22

Item 2.    Change in Securities                                              23

Item 3.    Defaults Upon Senior Securities                                   23

Item 4.    Submission of Matters to a Vote of Security Holders               23

Item 5.    Other Information                                                 23

Item 6.    Exhibits and Reports on Form 8-K                                  23

SIGNATURES                                                                   24

CERTIFICATIONS                                                               25

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                     SEPTEMBER
                                                                     30, 2003
                                                                  --------------
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                    $     396,000
     Account receivable, net of allowance for doubtful
       accounts of $2,000                                               127,000
     Inventory, net of obsolenscence reserve of $280,000              9,099,000
     Debt issuance costs                                                  8,000
     Prepaid expenses and other current assets                          238,000

                                                                  --------------
TOTAL CURRENT ASSETS                                                  9,868,000

PROPERTY AND EQUIPMENT, net                                           4,314,000
TRADE NAME                                                            1,802,000
DEBT ISSUANCE COSTS                                                   1,429,000

                                                                  --------------
TOTAL ASSETS                                                      $  17,413,000
                                                                  ==============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                             $   4,669,000
     Accrued expenses                                                 2,814,000
     Accrued interest and penalties                                   4,265,000
     Liabilities related to abandoned property                       14,099,000
     Accrued warrant liability                                           17,000
     Advanced deposits                                                2,135,000
     Convertible debentures, current portion (including
       related party convertible debentures of $168,000)              3,898,000
     Notes payable, current portion (including related
       party notes of $163,000)                                       2,165,000

                                                                  --------------
TOTAL CURRENT LIABILITIES                                            34,062,000

CONVERTIBLE DEBENTURES, less current portion (including related
     party convertible debentures of $68,000)                        28,175,000
NOTES PAYABLE, less current portion                                     529,000

                                                                  --------------
TOTAL LIABILITIES                                                    62,766,000
                                                                  --------------

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.0001 par value; 5,000,000 shares
       authorized; 0 shares issued and outstanding;
       100,000 shares designated as Series A
     Series A, Cumulative Convertible Preferred Stock,
       $100 stated value per share, 100,000 shares
       authorized; 28,691 shares issued and outstanding               2,292,000
     Class A Common stock, $0.0001 par value;
       3,000,000,000 shares authorized; 311,250,256
       shares issued and outstanding                                     31,000
     Class B Common stock, $0.0001 par value; 10,000,000
       shares authorized; 1,013,572 shares issued and
       outstanding                                                           --
     Class E-1 Common stock, $0.0001 par value; 4,000,000
       shares authorized; 4,000,000 shares issued and
       outstanding                                                           --
     Class E-2 Common stock, $0.0001 par value; 4,000,000
       shares authorized; 4,000,000 shares issued and
       outstanding                                                           --
     Additional paid-in capital                                      92,839,000
     Accumulated deficit                                           (140,515,000)

                                                                  --------------
TOTAL STOCKHOLDERS' DEFICIT                                         (45,353,000)
                                                                  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $  17,413,000
                                                                  ==============


       The accompanying notes are an integral part of these consolidated financial statements

                             Mooney Aerospace Group, Ltd. And Subsidiary

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (unaudited)

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      -----------------------------   -----------------------------
                                                         SEPTEMBER     SEPTEMBER        SEPTEMBER      SEPTEMBER
                                                         30, 2003       30, 2002         30, 2003       30, 2002
                                                      -------------   -------------   -------------   -------------
                                                                      (as restated)                   (as restated)

NET SALES                                             $  6,357,000    $  1,338,000    $ 10,869,000    $  1,707,000

COST OF SALES                                            5,411,000         749,000       9,662,000         873,000

                                                      -------------   -------------   -------------   -------------
GROSS PROFIT                                               946,000         589,000       1,207,000         834,000
                                                      -------------   -------------   -------------   -------------

OPERATING EXPENSES
     Research and development expenses                     130,000         835,000         377,000       3,489,000
     Selling and support expenses                          618,000         501,000       1,379,000         844,000
     General and administrative expenses                 1,015,000       2,465,000       4,093,000       7,761,000

                                                      -------------   -------------   -------------   -------------
TOTAL OPERATING EXPENSES                                 1,763,000       3,801,000       5,849,000      12,094,000
                                                      -------------   -------------   -------------   -------------

LOSS FROM OPERATIONS                                      (817,000)     (3,212,000)     (4,642,000)    (11,260,000)
                                                      -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSE)
     Interest income                                         1,000           9,000          11,000          77,000
     Other income (expense), net                             7,000         (27,000)       (507,000)        143,000
     Amortization of debt issue costs and discounts       (172,000)     (1,283,000)     (3,277,000)     (4,790,000)
     Interest expense                                     (665,000)     (1,886,000)     (5,327,000)     (4,434,000)

                                                      -------------   -------------   -------------   -------------
TOTAL OTHER INCOME (EXPENSE)                              (829,000)     (3,187,000)     (9,100,000)     (9,004,000)
                                                      -------------   -------------   -------------   -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (1,646,000)     (6,399,000)    (13,742,000)    (20,264,000)

PROVISION FOR INCOME TAXES                                      --              --              --              --
                                                      -------------   -------------   -------------   -------------

NET LOSS                                              $ (1,646,000)   $ (6,399,000)   $(13,742,000)   $(20,264,000)
                                                      =============   =============   =============   =============

NET LOSS PER SHARE - BASIC AND DILUTED                $      (0.01)   $      (0.09)   $      (0.08)   $      (0.32)
                                                      =============   =============   =============   =============

           The accompanying notes are an integral part of these consolidated financial statements

                                                 3

                        Mooney Aerospace Group, Ltd. And Subsidiary

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited)

                                                                   NINE MONTHS ENDED
                                                             -----------------------------
                                                              SEPTEMBER        SEPTEMBER
                                                               30, 2003         30, 2002
                                                             -------------   -------------
                                                                             (as restated)

CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                 $(13,742,000)   $(20,264,000)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
        Amortization of discount on convertible debentures      2,968,000       4,663,000
        Amortization of debt issuance costs                       309,000         127,000
        Common stock and warrants issued for services             237,000         498,000
        Depreciation and amortization expense                     425,000       1,110,000
        Convertible debentures issued for services                 88,000              --
    Changes in operating assets and liabilities:
      Accounts receivable                                         (82,000)        (94,000)
      Inventory                                                (1,547,000)     (2,856,000)
      Prepaid expenses and other current assets                   104,000        (343,000)
      Accounts payable                                          2,064,000        (114,000)
      Accrued expenses                                          1,300,000       3,336,000
      Accrued interest and penalties                            5,024,000              --
      Accrued warrant liability                                   498,000              --
      Advanced deposits                                           192,000          30,000

                                                             -------------   -------------
Net cash used in operating activities                          (2,162,000)    (13,907,000)
                                                             -------------   -------------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                            (37,000)        (14,000)
    Proceeds from sale of investments                                  --       1,953,000
    Purchase of Mooney Airplane Company, Inc.                          --      (4,082,000)

                                                             -------------   -------------
Net cash used in investing activities                             (37,000)     (2,143,000)
                                                             -------------   -------------

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from issuance of convertible debentures              473,000      14,580,000
    Proceeds from issuance of notes payable                     5,649,000       2,749,000
    Proceeds from issuance of common stock                             --          32,000
    Payments for debt issue costs                                (380,000)       (438,000)
    Payments on capital lease obligation                               --        (111,000)
    Payments on notes payable                                  (4,560,000)     (1,296,000)

                                                             -------------   -------------
Net cash provided by financing activities                       1,182,000      15,516,000
                                                             -------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (1,017,000)       (534,000)

CASH AND CASH EQUIVALENTS, Beginning of period                  1,413,000         681,000
                                                             -------------   -------------

CASH AND CASH EQUIVALENTS, End of period                     $    396,000    $    147,000
                                                             =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                            $    280,000    $  1,367,000
                                                             =============   =============
    Income taxes paid                                        $         --    $         --
                                                             =============   =============

 The accompanying notes are an integral part of these consolidated financial statements

                                            4

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2003, the Company converted: 1) 7,198 shares of Series A preferred stock into 61,478,866 shares of Class A common stock valued at $560,000, 2) $1,984,000 of convertible debentures into 122,603,503 shares of Class A common stock, 3) $212,000 of accrued interest into 10,192,993 shares of Class A common stock, 4) $725,000 of deferred compensation and consulting fees into 30,564,133 shares of Class A common stock, and 5) issued $88,000 and $700,000 of convertible debentures for services rendered, and commissions and fees, respectively . In addition, the Company issued 5,900,000 shares of Class A common stock for professional services valued at $237,000.

During the nine months ended September 30, 2002, the Company acquired certain assets of MACorp for $9,881,000. Of the total consideration paid, approximately $4,082,000 was in cash, of which, $3,500,000 was paid directly to Congress; $4,500,000 was in the form of notes payable to Congress; 3,260,871 shares of Class A Common Stock were issued with a fair value of $900,000, and warrants to purchase 3,623,189 shares of Class A Common Stock were issued with a fair value of $399,000. Assets purchased included trade name, inventory and property, and equipment, and totaled $1,287,000, $5,348,000 and $5,193,000 respectively. Liabilities assumed totaled to $1,947,000. In addition, the Company: 1) converted 8,189 shares of Series A preferred stock into 5,627,182 shares of Class A common stock valued at $842,000 and 2) converted $2,542,000 of convertible debentures into 16,731,549 shares of Class A common stock, 3) exchanged 886,752 shares of Class B common stock for 886,752 shares of Class A common stock, 4) issued 880,000 shares of Class A common stock for professional services valued at $178,000 and issued 2,000,000 warrants as part of a severance package valued at $320,000.

In 2003, the Company implemented a restructuring plan whereby certain convertible debenture noteholders agreed to waive all outstanding defaults including waiver of penalties due to them totaling $8,300,000 as a contribution to capital and wrote off the remaining debt discount related to the convertible debentures of $17,070,000. See Note 12. In addition, as part of the restructuring plan, $6,322,000 of promissory notes were converted to convertible debentures (See Notes 5, 6 and 12).


       The accompanying notes are an integral part of these consolidated financial statements

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Mooney Aerospace Group, Ltd. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB. The results of the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the nine months ended September 30, 2003 of $13,742,000 and at September 30, 2003, had an accumulated deficit of $140,515,000 and a working capital deficit of $24,194,000. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

    2. Management has restructured its current outstanding debt and raised additional capital through the issuance of notes payable, including a $5,000,000 long-term note issued on November 14, 2003, that it believes will be sufficient to fund its current operations and increase the number of airplanes produced to generate sufficient revenue to achieve profitable operating results.

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

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

Stock Options
-------------
The Company did not grant any new options and no options were cancelled or exercised during the nine months ended September 30, 2003. As of September 30, 2003, no options were outstanding under the Company Stock Option Plan (the "Plan"), and 300,000 options were outstanding that were issued outside the Plan in July 2002 that were fully vested on that date.

Restatement
-----------
The financial statements for the three and nine months ended September 30, 2002 have been restated to properly account for amortization of discount attributable to warrants and beneficial conversion features of convertible debentures, in accordance with Emerging Issues Task Force Abstract 00-27. This restatement resulted in the following change:

                                                         Three months     Nine months
                                                            Ended            Ended
                                                       --------------   ---------------
                                                             September 30, 2002
                                                       --------------------------------
          Net loss, as previously reported             $  (6,474,000)   $  (18,951,000)
          Prior period adjustment                             75,000        (1,313,000)
                                                       --------------   ---------------

          Net loss, as restated                        $  (6,399,000)   $  (20,264,000)
                                                       ==============   ===============

          Net loss per share, as previously reported   $       (0.09)   $        (0.30)
          Prior period adjustment                              (0.00)            (0.02)
                                                       --------------   ---------------
          Net loss per share, as restated              $       (0.09)   $        (0.32)
                                                       ==============   ===============

NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. (See Note 11 for per share information) The following potential common shares have been excluded from the computation of diluted net loss per share as of September 30, 2003 and 2002 because the effect would have been anti-dilutive:

                                                                 2003             2002
                                                            --------------  --------------
            Conversion of Series A preferred stock             74,716,146      37,194,391
            Conversion of convertible debentures            1,464,335,341     436,273,309
            Stock options issued to employees                     300,000       1,322,000
            Class A warrants                                           --      20,400,000
            Class B warrants                                           --       6,900,000
            Warrants issued with convertible debentures                --      62,939,612
            Warrants issued with Series A preferred stock              --       2,771,002
            Warrants issued with equity line                    4,268,764       4,268,764
            Warrants issued with severance package              2,000,000       2,000,000
            Warrants issued with acquisition of MAC             3,623,189              --
                                                            --------------  --------------
                                                            1,549,243,440     574,069,078
                                                            ==============  ==============

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 3 - INVENTORY

Inventory at September 30, 2003 consisted of the following:

         Raw materials and purchased parts                          $ 1,121,000
         Work-in-process                                              5,177,000
         Semi-finished and finished goods                             3,081,000
                                                                    ------------
                                                                      9,379,000
         Less allowance for obsolete
           and slow-moving parts                                       (280,000)
                                                                    ------------
                                                                    $ 9,099,000
                                                                    ============

NOTE 4 - PROPERTYAND EQUIPMENT

Property and equipment at September 30, 2003 consisted of the following:


         Aircraft                                                   $   658,000
         Office furniture and equipment                                 529,000
         Machinery and equipment                                      4,080,000
                                                                    ------------
                                                                      5,267,000
          Less accumulated depreciation and amortization               (953,000)
                                                                    ------------
                                                                    $ 4,314,000
                                                                    ============

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 5 - NOTES PAYABLE

Notes payable at September 30, 2003 consisted of the following:

                  Congress Note A                                   $        --
                  Congress Note B                                       937,000
                  Congress Note C                                            --
                  Notes Payable - July 31, 2002                         200,000
                  Notes Payable - November 8, 2002                       32,000
                  Notes Payable - January 16, 2003                       62,000
                  Note Payable - March 11, 2003                         370,000
                  Notes Payable - March 20, 2003                         25,000
                  Notes Payable - April 4, 2003                         500,000
                  Notes Payable - April 11, 2003                        125,000
                  Mooney Aircraft Corporation                           123,000
                  Kerrville Independent School District                 175,000
                  City of Kerrville, Texas                               69,000
                  Other                                                  76,000
                                                                    ------------
                                                                      2,694,000
                  Less current maturities                            (2,165,000)
                                                                    ------------

                                                                    $   529,000
                                                                    ============

At September 30, 2003, the Company had accrued interest of $255,000 related to the above notes payable.

For the nine months ended September 30, 2003, the Company repaid $4,560,000 of notes payable and entered into new notes payable totaling $5,649,000. Also, as a result of the restructuring (See Note 12), the Company converted $6,322,000 of notes payable into convertible debentures.

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 6 - CONVERTIBLE DEBENTURES

Convertible debentures at September 30, 2003 consisted of the following:

                  March 27, 2001 Issuance                          $    868,000
                  July 25, 2001 Issuance                                192,000
                  June 27, 2001 Issuance                                791,000
                  October 26, 2001 Issuance                           7,396,000
                  February 27, 2002 Issuance                          5,607,000
                  March 26, 2002 Issuance                             1,547,000
                  April 11, 2002 Issuance                               953,000
                  May 16, 2002 Issuance                                 768,000
                  June 6, 2002 Issuance                                 358,000
                  June 10, 2002 Issuance                                550,000
                  June 18, 2002 Issuance                                300,000
                  June 28, 2002 Issuance                              1,890,000
                  July 10, 2002 Issuance                                248,000
                  July 31, 2002 Issuance                                300,000
                  September 10, 2002 Issuance                         2,160,000
                  July 7, 2003 Issuance
                                                                      1,837,000
                  Restructure of notes payable (See Notes 5 & 12)     6,308,000
                                                                   -------------

                                                                     32,073,000
                  Less current maturities                            (3,898,000)
                                                                   -------------

                                                                   $ 28,175,000
                                                                   =============

At September 30, 2003, the Company had accrued interest for the above convertible debentures of $4,010,000.

In 2003, $7,420,000 of accrued penalties related to the convertible debentures were forgiven and recorded as a capital contribution. (see Note 12).

During the three and nine months ended September 30, 2003, $1,385,000 and $1,984,000, respectively, of convertible debentures were converted into common stock (see Note 7).

In connection with the restructuring (See Note 12), the Company wrote off, directly to additional paid in capital, the remaining unamortized debt discounts related to the convertible debentures of $17,070,000. Also, in connection with the restructuring, in July 2003, the Company issued $1,261,000 of convertible debentures, of which, $473,000 was for cash, $88,000 for services rendered and $700,000 for commissions and fees (recorded as debt issue costs) for raising additional money as part of the restructuring.

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 7 - COMMON STOCK

During the nine months ended September 30, 2003, the Company converted: 1) 7,198 shares of Series A preferred stock into 61,478,866 shares of Class A common stock valued at $560,000, 2) $1,984,000 of convertible debentures into 122,603,503 shares of Class A common stock, 3) $212,000 of accrued interest into 10,192,993 shares of Class A common stock, 4) and $725,000 of deferred compensation and consulting fees into 30,564,133 shares of Class A common stock. In addition, the Company issued 5,900,000 shares of Class A common stock for professional services valued at $237,000.


NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of WHEN-ISSUED securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to other entities in the first fiscal year or interim period beginning

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

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

The damages sought in the complaint include attorneys' fees, tort damages if defamation or fraud can be proven, contractual damages (the contract provides for a year's severance if terminated without cause or notice). The Company has filed a cross-complaint against the two individuals. The Company has accrued damages for this action as of September 30, 2003, which the Company believes are adequate to settle any damages that may arise from these claims.

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

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

Pursuant to an Agreement dated May 19, 1999, the Company sold its leasehold interest in real property located at 3205 Lakewood Boulevard, Long Beach, California, together with the manufacturing hangar facility (approximately 205,000 square feet) and finished office space (approximately 22,000 square feet) owned by the Company. The cash purchase price was $9,800,000. As part of this transaction, the Company entered into an agreement to sublease the land and lease the manufacturing hangar facility and finished office space for a term of 18 years, plus an option to extend the lease for an additional 10 years. The $246,000 deferred gain on the sale of the facility was being amortized over the 18 year lease term and is now recorded in liabilities related to abandon building.

AP Long Beach Airport, LLC ("AP"), the lessor, has filed a complaint in the Los Angeles Superior Court, alleging breach of a Sublease Agreement by the Company for failure to pay rent. Specifically, AP alleges that AP and the Company entered into a Lease Agreement for the lease of real property located in Long Beach, California to the Company for a thirty year term. AP and the Company later entered into first, an Assignment and Assumption Agreement and then, a Sublease Agreement wherein AP sublet the property to the Company for a term of eighteen years at a monthly rent of $106,167. AP seeks to recover the fair rental value of the property and base rent pursuant to the Lease and Sublease Agreements in addition to its attorneys' fees and costs. The Company does not believe that any potential negative outcome from this case will have a material impact in its financial position or results of operations.

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At September 30, 2003, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.


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
                                                                 ===============

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 11 - PER SHARE INFORMATION

The Company calculates basic net loss per share as required by SFAS No. 128, "EARNINGS PER SHARE." Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The following table sets forth the computation of basic loss per share for the three and nine months ended September 30, 2003 and 2002:

                                                  For the three months ended         For the nine months ended
                                                         September 30,                    September 30,
                                                -------------------------------   -------------------------------
                                                     2003             2002             2003             2002
                                                --------------   --------------   --------------   --------------
                                                                 (as restated)                     (as restated)
Numerator
  Net Loss                                      $  (1,646,000)   $  (6,399,000)   $ (13,742,000)   $ (20,264,000)
  Amortization of discount on preferred stock          (1,000)        (116,000)         (54,000)        (176,000)
  Dividends in Arrears                               (469,000)        (415,000)        (469,000)        (415,000)
                                                --------------   --------------   --------------   --------------
Numerator for basic loss per share              $  (2,116,000)   $  (6,930,000)   $ (14,265,000)   $ (20,855,000)
                                                ==============   ==============   ==============   ==============

Denominator
  Weighted average shares of Class B shares         1,014,000        1,014,000        1,014,000        1,309,000
  Weighted average shares of Class A shares       280,037,000       72,874,000      182,817,000       64,072,000
                                                --------------   --------------   --------------   --------------
Numerator for basic loss per share                281,051,000       73,888,000      183,831,000       65,381,000
                                                ==============   ==============   ==============   ==============

Basic loss per share                            $       (0.01)   $       (0.09)   $       (0.08)   $       (0.32)
                                                ==============   ==============   ==============   ==============

There is no difference between the loss per common share amounts computed for basic and dilutive purposes because the impact of convertible debt and preferred stock, options and warrants would be anti-dilutive.


NOTE 12 - RESTRUCTURING

On June 17, 2003, the Company implemented a restructuring plan whereby all convertible note holders agreed to waive all outstanding defaults, including waiver of the penalties for non-registration of the shares underlying the convertible debentures, and set fixed note conversion prices of $0.0192 and $0.0384 for the secured and unsecured debenture holders, respectively. In connection with the restructuring plan, the Company has received more than $5,500,000 of new financing.

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

                   MOONEY AEROSPACE GROUP. LTD AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

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
                                                                   =============


NOTE 13 - OTHER INCOME (EXPENSE)

Other income (expense) in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2003 is principally related to the change in fair value of the accrued warrant liability, and for the three and nine months ended September 30, 2002 is principally related to the gain (loss) on the sale of fixed assets and investments.


NOTE 14 - SUBSEQUENT EVENTS

On October 2, 2003, the Company's stockholders approved increasing the number of authorized shares to 3,000,000,000.

On November 14, 2003, the Company closed a note payable agreement that provides the Company $5,000,000 in long-term financing.

From October 1, 2003 to November 11, 2003, the Company issued 42,838,102 shares of common stock for conversions of preferred stock and convertible debentures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2002 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

During the remainder of 2003 and 2004, we intend to focus our efforts on the following events:

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

On August 15, 2002, Mr. Roy Norris announced that he had accomplished the objectives he established in taking this position, of recruiting a new management team and setting a new direction for the company, and was submitting his resignation and turning the company over to those he recruited for that purpose. On August 19, 2002 Mr. L. Peter Larson was named President, Director, Chief Executive Officer and also retained his previous position as Chief Financial Officer. J. Nelson Happy, then Executive Vice-President and General Counsel, was named vice chairman.

On November 1, 2002, Mr. Larson resigned his position and subsequent to that date, the board of directors terminated Mr. Ruhmel. On November 14, 2002, Mr. J. Nelson Happy, Executive Vice President-General Counsel was named President and Chief Financial Officer and continued as vice chairman.

We have generated $10,869,000 in operating revenues for the nine months ended September 30, 2003 from the sale of aircraft and spare parts sales, and have incurred a net loss during the same period of $13,742,000. We believe we will continue to experience losses until such time as we attain a sales level of our aircraft on a commercial scale. No assurance can be made that we will be able to attain sales levels of our aircraft in the foreseeable future that will allow us to generate revenue sufficient to maintain its operations without other sources of financing.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had a negative working capital of $24,194,000 and a stockholders' deficiency of $45,353,000. Since our inception in January 1990, we have experienced continuing negative cash flow from operations, which have resulted in our inability to pay certain existing liabilities in a timely manner. We have financed our operations through private funding of equity and debt and through the proceeds generated from our December 1996 initial public offering.

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

Our management team has developed a financial plan to address our working capital requirements. Since early 2001, this has included the issuance of convertible debentures. The debentures are convertible into shares of Class A Common Stock at fixed prices in accordance with the restructuring that took place in the 2nd quarter of 2003. The notes earn interest at the rate stated in the note agreements and the payment terms vary with each agreement.

On June 17, 2003, we implemented a restructuring plan whereby all convertible note holders agreed to waive all outstanding defaults, including waiver of the penalties for non-registration of the shares underlying the convertible debentures, and set fixed note conversion prices of $0.0192 and $0.0384 for the secured and unsecured debenture holders, respectively. In connection with the restructuring plan, the Company has received more than $5,500,000 of new financing. The Company did not take a charge to earnings as a result of fixing the conversion prices since the conversion prices are higher than the market price of the Company stock at the time the agreements were reached with investors.

Pursuant to the restructuring plan, holders of secured notes have a conversion price that is half of the conversion price for holders of unsecured convertible notes and preferred stock. In addition to waiving all outstanding defaults, holders of convertible notes agreed to cancel all outstanding warrants currently held by them. The maturity dates for unsecured notes is extended by three years to June 2006. Interest rates on the notes unsecured notes have been reduced from 8% to 3%.

As a result of the restructuring, the Company has recognized a contribution to capital of $8,770,000 as follows: $7,420,000 due to the waiver of the non-registration penalties that the Company had accrued and $880,000 which is the fair value of the 65,710,614 warrants that were canceled. These warrants had previously been accounted for using fair value accounting in accordance with EITF 00-19; therefore removing this liability resulted in a contribution to capital of $880,000. In addition, the Company wrote off the remaining unamortized debt discounts related to the convertible debentures of $17,070,000. The convertible debenture holders are considered related parties in accordance with SFAS No. 57 due to their ability to convert their debt to equity; therefore, write off has been treated as a distribution to shareholders and charged directly to additional paid in capital.

On November 14, 2003, we issued a long-term note payable in the amount of $5,000,000, of which, some of the proceeds was used to repay the Congress notes in full.

Our current cash balance, including the additional $5,000,000 funding obtained subsequent to September 30, 2003 has been sufficient to finance our plan of operations. Part of the proceeds were used to repay existing debt (including the note payable to Congress Financial). The balance of the proceeds will be used for working capital. We believe the cash generated from our operating activities along with the proceeds of the $5,000,000 note payable will be sufficient to meet our operating needs for the next 12 months.

CRITICAL ACCOUNTING POLICIES

The Plan of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to investments, long-lived assets, deferred tax assets, other liabilities and revenue recognition. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 VS. SEPTEMBER 30, 2002

Net sales for the three months ended September 30, 2003 increased by $5,019,000 or 375% from $1,338,000 for the three months ended September 30, 2002 compared to $6,357,000 for the same period in 2003. During the three months ended September 30, 2002, we sold 2 airplanes as compared to the sale of 14 airplanes for the three months ended September 30, 2003.

Cost of sales for the three months ended September 30, 2003 increased by $4,662,000 or 622% from $749,000 for the three months ended September 30, 2002 compared to $5,411,000 for the same period in 2003. The increase in cost of sales is directly related to the significant increase in aircraft sales. We have the capacity to produce more airplanes than have been produced in the past thereby reducing the fixed manufacturing costs associated with each airplane produced. As we increase our production of airplanes we expect our gross margin to improve.

Research and development costs for the three months ended September 30, 2003 decreased by $705,000 or 84% from $835,000 for the three months ended September 30, 2002 compared to $130,000 for the same period in 2003. The decrease is due to the closure of the Long Beach, California facility in the 4th quarter of 2002 whose principal function was research and development.

Selling and support expenses for the three months ended September 30, 2003 increased by $117,000 or 23% from $501,000 for the three months ended September 30, 2002 compared to $618,000 for the same period in 2003. The increase is directly related to the increase in aircraft sales.

General and administrative expenses for the three months ended September 30, 2003 decreased by $1,450,000 or 59% from $2,465,000 for the three months ended September 30, 2002 compared to $1,015,000 for the same period in 2003. The decrease is due to the closure of the Long Beach, California facility being closed in the 4th quarter of 2002; thus reducing general and administrative expenses in 2003.

Other income (expense) for the three months ended September 30, 2003 increased by $34,000 or 126% from other expense of $27,000 for the three months ended September 30, 2002 to other income of $7,000 for the same period in 2003. The increase is principally due to the decrease in the fair value of the warrant liability from June 30, 2003 to September 30, 2003.

Amortization of debt issue costs and discounts for the three months ended September 30, 2003 decreased by $1,111,000 or 87% from $1,283,000 for the three months ended September 30, 2002 compared to $172,000 for the same period in 2003. The significant decrease is due to the debt discounts being written off in the 2nd quarter of 2003 as a result of the debt restructuring. The amortization for the three months ended September 30, 2003 only represents amortization of the debt issue costs.

Interest expense for the three months ended September 30, 2003 decreased by $1,221,000 or 65% from $1,886,000 for the three months ended September 30, 2002 compared to $665,000 for the same period in 2003. For the three months ended September 30, 2002, we accrued penalties related to the non-registration of the shares underlying the convertible debentures. As a result of the debt restructuring in the 2nd quarter of 2003, the penalties were forgiven and future penalties were waived.

NINE MONTHS ENDED SEPTEMBER 30, 2003 VS. SEPTEMBER 30, 2002

Net sales for the nine months ended September 30, 2003 increased by $9,162,000 or 537% from $1,707,000 for the nine months ended September 30, 2002 compared to $10,869,000 for the same period in 2003. During the nine months ended September 30, 2002, we sold 2 airplanes as compared to the sale of 22 airplanes for the nine months ended September 30, 2003.

Cost of sales for the nine months ended September 30, 2003 increased by $8,789,000 or 1,007% from $873,000 for the nine months ended September 30, 2002 compared to $9,662,000 for the same period in 2003. The increase in cost of sales is directly related to the significant increase in aircraft sales. We have the capacity to produce more airplanes than have been produced in the past thereby reducing the fixed manufacturing costs associated with each airplane produced. As we increase our production of airplanes we expect our gross margin to improve.

Research and development costs for the nine months ended September 30, 2003 decreased by $3,112,000 or 89% from $3,489,000 for the nine months ended September 30, 2002 compared to $377,000 for the same period in 2003. The significant decrease is due to the closure of the Long Beach, California facility in the 4th quarter of 2002 whose principal function was research and development.

Selling and support expenses for the nine months ended September 30, 2003 increased by $535,000 or 63% from $844,000 for the nine months ended September 30, 2002 compared to $1,379,000 for the same period in 2003. The increase is directly related to the increase in aircraft sales.

General and administrative expenses for the nine months ended September 30, 2003 decreased by $3,668,000 or 47% from $7,761,000 for the nine months ended September 30, 2002 compared to $4,093,000 for the same period in 2003. The decrease is due to the closure of the Long Beach, California facility being closed in the 4th quarter of 2002; thus reducing general and administrative expenses in 2003.

Other income (expense) for the nine months ended September 30, 2003 decreased by $650,000 or 455% from other income of $143,000 for the nine months ended September 30, 2002 to other expense of $507,000 for the same period in 2003. The decrease is principally due to the increase in the fair value of the warrant liability from January 1, 2003 to September 30, 2003.

Amortization of debt issue costs and discounts for the nine months ended September 30, 2003 decreased by $1,513,000 or 32% from $4,790,000 for the nine months ended September 30, 2002 compared to $3,277,000 for the same period in 2003. The decrease is due to the debt discounts being written off in the 2nd quarter of 2003 as a result of the debt restructuring. There was no amortization of debt discounts subsequent to the debt restructuring.

Interest expense for the nine months ended September 30, 2003 increased by $893,000 or 20% from $4,434,000 for the nine months ended September 30, 2002 compared to $5,327,000 for the same period in 2003. The increase is due to additional interest expense related to the increased debt in 2003, partially offset by the forgiveness of non-registration penalties as a result of the debt restructuring in the 2nd quarter of 2003.

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

L. Peter Larson was employed as an Executive Vice President and Chief Financial Officer of Mooney, Dale Ruhmel was Executive Vice President of Engineering and became Chief Operating Officer. Both plaintiffs had entered into written employment agreements with the Company on or about January 8, 2002. Plaintiffs were employed by the Company until the end of October 2002. Plaintiffs claim that the Company breached their employment agreements by terminating their employment without good cause and failing to pay severance payments as required by the agreements. Plaintiffs also claim that at the time of the termination they were not paid all of their vacation and wages owed as required by the California Labor Code. Plaintiffs also claim that the Company misrepresented its intentions to honor the agreements and that plaintiffs relied upon this to their detriment. There were also allegations of intentional infliction of emotional distress and slander. The damages sought in the complaint include attorneys' fees, tort damages if defamation or fraud can be proven, contractual damages (the contract provides for a year's severance if terminated without cause or notice).

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

AP-LONG BEACH AIRPORT LLC v. MOONEY AEROSPACE GROUP, LTD.
---------------------------------------------------------

AP Long Beach Airport, LLC ("AP") filed a complaint in the Los Angeles Superior Court, alleging breach of a Sublease Agreement by the Company for failure to pay rent. Specifically, AP alleges that AP and the Company entered into a Lease Agreement for the lease of real property located in Long Beach, California to the Company for a term of thirty years . AP and the Company later entered into first an Assignment and Assumption Agreement and then a Sublease Agreement wherein AP sublet the property to the Company for a term of eighteen years at a monthly rent of $106,167. AP seeks to recover the fair rental value of the property and base rent pursuant to the Lease and Sublease Agreements in addition to its attorneys' fees and costs. The Company does not believe that any possible negative outcome from this case will have a material impact in its financial position or results of operations.

ITEM 2.    CHANGE IN SECURITIES

During the nine months ended September 30, 2003, the Company converted: 1) 7,198 shares of Series A preferred stock into 61,478,866 shares of Class A common stock valued at $560,000, 2) $1,984,000 of convertible debentures into 122,603,503 shares of Class A common stock, 3) $212,000 of accrued interest into 10,192,993 shares of Class A common stock, 4) and $725,000 of deferred compensation and consulting fees into 30,564,133 shares of Class A common stock. In addition, the Company issued 5,900,000 shares of Class A common stock for professional services valued at $237,000.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MOONEY AEROSPACE GROUP, LTD.



November 14, 2003                By:  /s/ J. Nelson Happy
                                      ------------------------------------------
                                      J. Nelson Happy
                                      Vice Chairman, President & Chief Financial
                                      Officer and Secretary (Principal Executive
                                      Financial and Accounting Officer)