Form 10KSB
period 2003-12-31
MOONEY AEROSPACE GROUP LTD
filed 2004-03-30
CIK 1019825

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2003
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from _____ to _____

                          Commission File No. 000-21749

                          MOONEY AEROSPACE GROUP, LTD.
                 (Name of Small Business Issuer in its Charter)

                DELAWARE                                 95-4257380
                --------                                 ----------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

 165 AL MOONEY ROAD NORTH, KERRVILLE, TEXAS                  78028
 ------------------------------------------                  -----
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $16,617,000

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on March 15, 2004 was $8,410,706.

The number of shares outstanding of the issuer's common stock as of March 15, 2004 was 580,048,672.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

ITEM 1.  BUSINESS

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements contained in this Annual Report on Securities and Exchange Commission ("SEC") Form 10-KSB ("Form 10-KSB") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "intend", "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

                                    OVERVIEW

We were organized in 1990 to design, develop, manufacture and market general aviation aircraft. During 2002, we recognized a unique opportunity and purchased the assets of Mooney Aircraft Corporation ("MACorp"). MACorp. produced high-performance, single engine piston aircraft for more that 50 years. Mooney aircraft are recognized as the highest performance four-place piston engine aircraft in commercial production. Over 10,000 airplanes have been manufactured, with over 8,000 now in operation around the world.

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

To take advantage of this opportunity, we have hired an experienced management team to provide leadership to efficiently manufacture and profitably market the three Mooney models, the well-equipped Ovation 2 DX/GX, and the high performance Bravo DX/GX.

Our sales strategy is based on a direct marketing approach, with the assistance of Mooney Team Representatives (companies that were former Mooney dealers who sell our products on a commission basis.) We have implemented this approach which includes a sales strategy based on four factors: 1) Company sales representatives with highly successful records of aviation sales, including Mooney products; 2) a professional sales coordinator and two factory sales administrators in Kerrville, Texas; 3) Mooney Team Representatives, ("MTR"). We presently have four MTR'S; located in the Northeast, the Midwest, Northwest , and the Southeast, And 4) We are also appointing international sales representatives to market our products outside the United States.

We also serve customers who visit the factory in Kerrville, Texas, providing tours and demonstration flights when appropriate. This personalized service has shown to be effective in the sale of our products.

We are beginning an advertising program that features the high performance capability of our airplanes. We have initiated a high value pricing structure, whereby we have decreased the price of Mooney products to their 1999 level. This has made the Mooney aircraft the best price-valued airplane in general aviation.

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

Purchasers of general aviation aircraft include corporations, governments, the military, and the general public and fractional interest entities. A corporation may purchase a general aviation aircraft for transporting its employees and property. Many companies use an aircraft in their line of business, including on-demand air taxi services, air ambulance services and freight and delivery services. Governments and military organizations may purchase an aircraft for the transportation of personnel, freight and equipment. Members of the general public may purchase an aircraft for personal and/or business transportation, freight, equipment and pleasure use. An aircraft must qualify under FAA regulations in order to be used for certain purposes, and the ability of an aircraft to so qualify will have a material effect on the potential market for such aircraft.

Currently, there are fewer than ten major manufacturers of general aviation aircraft based in the United States. Piston aircraft make up the numerical majority of aircraft delivered by these manufacturers, whereas propjets and jet aircraft account for the majority of billings. Aircraft deliveries by United States manufacturers have increased consistently with sales generating approximately $3.1 billion in 1996, $4.7 billion in 1997, $5.9 billion in 1998, $7.8 billion in 1999, $8.6 billion in 2000, $8.7 billion in 2001, $7.8 billion in 2002 and $16.6 billion in 2003.

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

We have started production of the Mooney line of aircraft, consisting of two models, the Bravo DX/GX and the Ovation2 DX/GX. We have hired a management team with significant experience in managing manufacturing companies, and we believe that the team can make MAC profitable.

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

                               MARKET OPPORTUNITY

Historically, Mooney has produced top of the line, single engine piston airplanes that now include the Ovation 2 and the Bravo, which are widely considered to be the performance leaders in the four-passenger single engine aircraft market. For over 50 years Mooney has produced high performance piston aircraft. There are more than 8,000 Mooney aircraft in operation around the world. We also sell aircraft parts and service to support these aircraft.

DOMESTIC SALES

Through the combination of direct salespeople and MTRs, we have adequately covered the U.S.

We have increased our advertising campaign nationwide to offer the choice of a Mooney with a classic flightdeck called the DX or a glass panel flight deck called the GX. We provide one toll free telephone number to call and one website to view at our facility in Kerrville, Texas. The Executive Vice President of Sales is located at the facility in Kerrville, Texas, allowing immediate answers to sales questions or problems. If a sale cannot be completed, the salesperson has access to years of experience by calling on the Executive Vice President of Sales.

We believe that this method is ideal for sales in today's fast-paced market environment. The sales process still requires personal contact between the salespeople and the prospective customers. That is why we have reinforced the team with a professional sales coordinator at the facility besides the original team members for administrations of sales.

INTERNATIONAL SALES

We have started to appoint a series of international agents who will represent us in key international markets. Most of these agents will be coming from the dealers of MACorp. In addition we are presently evaluating several other candidates. Agents will conduct sales by signing international customers to a Mooney contract and will be paid a commission for their success on a per aircraft basis, unless they decide to step in-between and buy the aircraft at list-price less the amount of their commission. We have made several sales in Europe that will give us access to an aircraft for demonstrations.

NEW PRODUCT DEVELOPMENT PROGRAMS

We have sold of the Jetcruzer program to another company. We are currently producing two aircraft that utilize the Garmin GNS 430/530 avionics. We are in the process of offering the Garmin GRMN G1000 all glass integrated avionics system as two new models the Ovation2 GX and the BravoGX. The certification program is now underway and is expected to be complete by mid-summer. We are extremely excited about our ability to offer the best of both worlds in panel technology.

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

FOREIGN CERTIFICATION

In order for us to sell our aircraft in foreign countries, we must comply with each country's aircraft certification process. Certain countries will accept as adequate certification issued by the FAA, while others impose additional requirements. In countries that do require additional certification, the FAA certification often provides a starting point from which such country begins its certification process. We intend to begin the certification process in a foreign country once we have received FAA certification for our aircraft and have finalized a sale or distributorship of that aircraft in that country. We have not yet determined which foreign market or markets we will first address. Priorities in this area will be established by the levels of interest in our products by dealers and distributors in the various foreign markets. At this time we are unable to determine Mooney's certification status in foreign countries. We will attempt to obtain any certifications required for us to sell Mooney aircraft abroad.

                                  RISK FACTORS

AN INVESTMENT IN OUR COMMON STOCK IS HIGHLY SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. THEREFORE, YOU SHOULD CONSIDER ALL OF THE RISK FACTORS DISCUSSED BELOW, AS WELL AS THE OTHER INFORMATION CONTAINED IN THIS DOCUMENT. YOU SHOULD NOT INVEST IN OUR COMMON STOCK UNLESS YOU CAN AFFORD TO LOSE YOUR ENTIRE INVESTMENT AND YOU ARE NOT DEPENDENT ON THE FUNDS YOU ARE INVESTING.

PAYMENT OF CONVERTIBLE NOTES ISSUED UNDER VARIOUS SUBSCRIPTION AGREEMENTS COULD BE DEMANDED AT ANY TIME UNDER THE TERMS OF THE NOTES IF CERTAIN EVENTS OF DEFAULT OCCUR; DEMAND COULD RESULT IN INSOLVENCY.

Per a restructure plan on June 17, 2003, the convertible note holders waived his/her right to all defaults prior to May 31, 2003 and for six months following the plan date. Each Unsecured Note was be amended such that it is convertible into shares of the Company's common stock at a fixed per share conversion price which is $0.0384 cents per share. The Secured Note was amended such that the convertible into shares of the Company's common stock at a fixed per share conversion price which is $0.0192 cents per share. The Maturity Date for the Unsecured Notes was extended for a period of three (3) years, which Maturity Date shall be the third anniversary of the Plan Date. The Unsecured Notes were amended such that they bear interest at a rate of (3%) per annum, payable upon maturity or conversion. Interest may be paid in stock or cash at the Company's option. The obligations of the Company to register the common stock underlying any Unsecured Note in a registration statement to be filed with the Securities and Exchange Commission and to maintain the effectiveness of such a registration statement shall expire on the second anniversary of the date of issuance of the Unsecured Note.

We do not have sufficient cash to comply with a demand for repayment of all the notes as described above. Any demand for immediate repayment of the notes would have a material adverse effect upon us and could jeopardize our ability to continue our development efforts or to continue operations.

On November 13, 2003, we closed a new long-term loan with Business Loan Express (`BLX"). This loan was guaranteed by the U. S. Department of Agriculture Business and Industry loan program. This loan was for $5,000,000 to Mooney Airplane Company and is guaranteed by virtually all assets of the Company, with all unpaid principal and interest on November 1, 2028.

RISK OF LOW-PRICE STOCKS, INCLUDING LIMITATIONS ON MARKET LIQUIDITY.

The Commission classifies our Class A Common Stock as a "penny stock". This classification severely and adversely affects the market liquidity for our Class A Common Stock. Commission regulations define a "penny stock" to be any non-NASDAQ equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to disclose recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

To date, we have incurred significant losses. At December 31, 2003, we had an accumulated deficit of approximately $140,964,000. We have incurred net losses of $14,191,000, $38,822,000 in 2003 and 2002, respectively. These losses have resulted principally from significant costs associated with the development of the Jetcruzer 500 and the acquisition of Mooney. We expect to incur further losses due to significant costs associated with manufacturing our aircraft, maintaining the necessary regulatory approvals, and marketing and selling our aircraft. There can be no assurance that sales of our aircraft will ever generate sufficient revenues to fund our continuing operations, that we will generate positive cash flow from our operations, or that we will attain or thereafter sustain profitability in any future period. If we do not begin to generate profits, we may be forced to cease or curtail our operations.

WE WILL NEED ADDITIONAL FINANCING; FAILURE TO OBTAIN FINANCING COULD LEAD TO A CESSATION OR CURTAILMENT OF OUR OPERATIONS.

We obtained a revolver loan purchase money security agreement from Esquire Trade & Finance Inc. and Frasir Stiftung Balzers to Mooney Aerospace Group, Ltd. as parent and Mooney Airplane Company Inc. as borrower in the amount of $4,000,000 to purchase parts for manufacture of Mooney Airplanes.

However, We may need to obtain additional financing to continue the production of new aircraft and spare parts. Failure to obtain such additional financing would have a material adverse effect on our business and prospects and could require that we severely limit or cease our operations. Additional financing may not be available on acceptable terms or at all.

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

WE FACE NUMEROUS COMPETITORS, SOME OF WHOM HAVE GREATER RESOURCES; COMPETITION MAY IMPROVE OR DEVELOP COMPETITIVE PRODUCTS.

Our aircraft will compete with other aircraft that have comparable characteristics and capabilities. Many of our competitors, including Cirrus Design (Cirrus), Lancair Co (Columbia) Textron (Cessna Aircraft Co.), Raytheon Aircraft Co. (Beechcraft) and New Piper Aircraft Corp, are substantially larger in size and have far greater financial, technical, marketing, and other resources than we do. Certain of our actual and potential competitors have greater financial and other resources that may allow them to modify existing aircraft or develop alternative new aircraft which could compete with our aircraft, and these competitors may introduce such aircraft and aircraft changes prior to the delivery of our first aircraft. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sale and marketing of their products than are available to us. Future technological advances may result in competitive aircraft with improved characteristics and capabilities that could adversely affect our business. Our aircraft may also compete with used aircraft that become available in the resale market at prices sufficiently lower to offset deficits in performance, if any, as compared to our aircraft.

RELIANCE ON SINGLE SOURCE SUPPLIERS; PROBLEMS WITH SUPPLIES COULD REDUCE REVENUE OR INCREASE COSTS.

We will be dependent on certain suppliers of products in order to manufacture our aircraft. Should our ability to obtain the requisite components be limited for any lengthy period of time or the cost of the components increase, our ability to produce and sell aircraft could be materially and adversely affected. Securing acceptable pricing and terms from suppliers of the bankrupt MACorp has been difficult because of financial difficulties caused by that bankruptcy and damage to the reputation of MACorp as a customer. In addition, the possible failure of suppliers or subcontractors to meet our performance specifications, quality standards or delivery standards or schedules could have a material adverse effect on our operations. Moreover, our ability to significantly increase our production rate could be limited by the ability or willingness of key suppliers to increase their delivery rates; and, over time, the prices to obtain materials and components may change and a number of supplies may need to be replaced. Our inability to obtain supplies to manufacture our products would have a material adverse effect on our business prospects, operations and financial condition.

INSURANCE AND PRODUCT LIABILITY EXPOSURE INCREASED PREMIUMS AND DAMAGE AWARDS COULD INCREASE COSTS.

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

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS MAY BE CAUSED BY LARGE UNIT PRICES.

We expect to derive a substantial portion of our revenues from the sale of a relatively small number of aircraft. As a result, a small reduction in the number of aircraft shipped in a quarter due to, for example, unanticipated shipment re-scheduling or cancellations, supplier delays in the delivery of component parts or unexpected manufacturing difficulties, could have a material and adverse effect on our financial position and results of operations for that quarter.

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

PLANNED GROWTH MAY BE LIMITED BY CONSTRAINTS OR HUMAN AND FINANCIAL RESOURCES.

We plan to significantly expand our operations during 2004, which could place a significant strain on our limited personnel, financial and other resources. We intend to continue to reestablish the manufacturing capabilities of our Mooney subsidiary and to manufacture Mooney aircraft. Our efforts to conduct manufacturing activities may not be successful, and we may not be able to satisfy commercial scale production requirements on a timely and cost-effective basis. Our ability to manage this growth, should it occur, would require significant expansion of our engineering, production, marketing and sales capabilities and personnel. We may not be able to find qualified personnel to fill additional engineering, production, and sales and marketing positions or be able to manage a larger sales and marketing organization successfully. We also intend to seek to acquire additional aircraft product lines that will place additional demands on our limited resources.

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

POSSIBILITY OF DILUTION ARISING FROM SHARES AVAILABLE FOR FUTURE SALE MAY RESULT IN LOWER STOCK PRICES.

Future sales of common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), or otherwise, could have an adverse effect on the price of our securities. As of March 15, 2004, Mooney had outstanding 580,048,672 shares of Class A Common Stock, debentures issued under various agreements convertible into 1,270,507,471 shares of Class A Common Stock, 25,989 shares of Series A Preferred Stock convertible into 55,580,729 shares of Class A Common Stock, 1,013,572 shares of Class B Common Stock, and 8,000,000 shares of Class E Common Stock. The shares of Class E Common Stock are not currently transferable and are subject to redemption by us for a nominal consideration if we do not meet certain income levels, and are convertible into Class B Common Stock if we do meet such levels. Sales of Class A Common Stock, or the possibility of such sales, in the public market may adversely affect the market price of the securities offered hereby.

OUR COMMON STOCK TRADES ON THE OTC BULLETIN BOARD, WHICH MAY RESULT IN A REDUCED VOLUME OF TRADING AND VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK.

Our Class A Common Stock was de-listed from the NASDAQ Stock Market in April 2001, and it is now traded on the OTC Bulletin Board. Consequently, the liquidity of our securities has been impacted, not only by the number of securities which can be bought and sold, but also through delays in the timing of the market transactions, reductions in the number and quality of security analysts' and the news media's coverage of us, and increased volatility in the market price of our common stock

NO DIVIDENDS.

We have paid no dividends to our stockholders since our inception and do not plan to pay dividends in the foreseeable future. We intend to reinvest earnings, if any, in the development and expansion of our business.

VOLATILITY OF STOCK MARKET.

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

The acceptance of the waiver and consent under the restructuring plan of June 17, 2003 by our convertible note holders and the preferred stock holders the conversion rates were set at $0.0192 for secured convertible note holders and $0.0384 for unsecured note holders and preferred stock holders. Consequently the fluctuations of the price of our stock may be increased by the number of shares of common stock issued upon conversion of the outstanding Series a Preferred Stock and convertible notes. However the setting of fixed conversion prices has reduced this significance. The consequences of decreases in the common stock price are more fully discussed below under the risk factors set forth below.

THE ISSUANCE OF ADDITIONAL SHARES OF COMMON STOCK UPON CONVERSION OF PREFERRED

STOCK MAY CAUSE SIGNIFICANT DILUTION OF EXISTING STOCKHOLDERS' INTERESTS AND EXERT DOWNWARD PRESSURE ON THE PRICE OF OUR COMMON STOCK.

Significant dilution of existing stockholders' interests may occur if we issue additional shares of common stock underlying outstanding shares of preferred stock. As of December 31, 2003, we had 25,989 shares of Series A Preferred Stock outstanding. Series A Preferred Stock is calculated as $100 (plus any accrued and unpaid dividends on such share) divided by the conversion price. The conversion price is equal to the new fixed conversion price of $0.0384. Therefore, there is a possibility that the Series A Preferred Stock may convert to Class A Common Stock at a rate that may be below the prevailing market price of the Class A Common Stock at the time of conversion.

EMPLOYEES

As of March 15, 2004, we had 183 full-time employees. None of our employees are represented by a labor union.

ITEM 2.  FACILITIES

We are currently leasing a 353,634 square feet complex located in Kerrville, Texas at the current monthly rent of $1,434 with set increases every 10 years. The lease commenced on March 1, 2004 and expires on September 2033.

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

         On February 20, 2004 the parties have settled the Action for $400,000. However, the Company may fully satisfy the terms of the Settlement Agreement by making payments to employees totaling $200,000 in the following manner. Deliver clean stock to an escrow agent who will sell a maximum of $30,000 of said stock each month until they have received the total of $200,000 turned over to the employee attorney's. The Company has accrued $200,000 for damages for this action as of December 31, 2003.

Whiteford Jet Wings, Ltd. v. Mooney Aerospace Group, Ltd. et al., Cal. Super.
-----------------------------------------------------------------------------
Ct. (Los Angeles County, Long Beach District), Case No. Nc033548 (Filed January
-------------------------------------------------------------------------------
21, 2003)
---------

 This case was filed by a company that alleged it had signed an agreement to be the exclusive regional distributor of Jetcruzer aircraft in Illinois, Indiana, Kentucky, and Wisconsin, and that it had put down a deposit of $390,000 for the first 39 aircraft it was to purchase. On December 19, 2003, plaintiff made an Offer to Compromise for the sum of $389,000, with each side bearing its own costs and fees. On January 15, 2004, the Company accepted this offer. Within five business days after Court approval of this Settlement Agreement, the Company shall deliver to Whiteford's counsel (1) 9,523,810 shares of the Company's stock (valued at $200,000) issued to Ron Whiteford individually; and
(2) a fully executed note in the amount of $190,000. The note shall carry interest at the rate of three percent (3%), and is for a three (3) year period. The note shall be convertible to the Company's common stock at $0.021 per share after the date of registration of the common shares issuable upon conversion of the note and then at any time thereafter until the note is fully paid.

AP-Long Beach Airport LLC v. Mooney Aerospace Group, Ltd.
---------------------------------------------------------

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

AP Long Beach Airport, LLC ("AP"), the lessor, has filed a complaint in the Los Angeles Superior Court, alleging breach of a Sublease Agreement by the Company for failure to pay rent. Specifically, AP alleges that AP and the Company entered into a Lease Agreement for the lease of real property located in Long Beach, California to the Company for a thirty year term. AP and the Company later entered into first, an Assignment and Assumption Agreement and then, a Sublease Agreement wherein AP sublet the property to the Company for a term of eighteen years at a monthly rent of $106,167. On December 3, 2003, in connection with the lawsuit in the Superior Court of the State of California for the County of Los Angeles, South District, the Company and AP entered into a stipulation regarding: Admission of Liability and Binding Arbitrage of Damages. Under the Stipulation, the Company admitted liability to all of AP's claims, except that the Company and AP agreed to enter into binding arbitration with respect to (i) the calculation of damages sought by AP and (ii) whether AP properly mitigated its damages. The Company has offered to settle this legal matter for $4,000,000. Arbitration began in early March. The Company is awaiting another hearing scheduled for March 25, 2004. The final closing hearing is tentative scheduled for April 24, 2004. During testimony to date, the Company's expert witness has set the damages at $5,000,000, while the plaintiff's expert witness has calculated the damages to be $29,000,000. Based on current information being presented to the Arbitrator, the Company believes that the range of the ultimate resolution of this matter will be between $9,000,000 and not to exceed the $14,099,000 that is accrued.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On Thursday at 10:a.m., October 2, 2003 an Annual Meeting of the Stockholders was held at the New York Athletic Club located at 180 Central Park South, New York, New York. The following matters were offered, voted upon, approved by a majority of the stockholders or their proxy holders and adopted. (1) The election of directors of the corporation. The directors elected were Sam Rothman, J. Nelson Happy, Sholom Babad, and Sol Mayer. (2) The ratification of the appointment of Stonefield Josephson, Inc. as the Company's independent public accountants for the fiscal year ending December 31, 2003. (3) The increase in the number of authorized shares of the Company's Class A Common Stock, par value $.0001, from 625,000 to 3,000,000 shares.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on NASD Electronic Bulletin Board under the symbol MASG. Prior to July 25, 2002, it traded under the symbol AASI. The following table sets forth the range of high and low bid quotations for each of the prior eight (8) fiscal quarters. The quotations represent inter-dealer quotations without adjustment for retail mark-ups, markdowns or commissions and may not represent actual transactions.

                                                       High          Low
1st Quarter 2002                                       $0.44         $0.22
2nd Quarter 2002                                       $0.33         $0.20
3rd Quarter 2002                                       $0.24         $0.09
4th Quarter 2002                                       $0.10         $0.03
1st Quarter 2003                                       $0.04         $0.03
2nd Quarter 2003                                       $0.06         $0.01
3rd Quarter 2003                                       $0.05         $0.03
4th Quarter 2003                                       $0.03         $0.02

As of March 15, 2004, there were 363 shareholders of record of our common stock. This does not include shares held in street names.

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

MACorp was the world's leading supplier of high performance single engine general aviation aircraft primarily serving business and owner-flown markets. MACorp produced over 10,000 aircraft since its founding in 1947, and presently has over 8,000 aircraft in operation in the US alone. We have acquired substantially all of MACorp's assets and intend to return to full production of the Mooney aircraft line. MACorp's assets are held by our wholly owned subsidiary named Mooney Airplane Company, Inc. ("MAC"). On July 23, 2002, we changed our name to Mooney Aerospace Group, Ltd.

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

During 2004, we intend to focus our efforts on the following events:

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

We are in the process of offering the Garmin GRMN G1000 all glass integrated avionics system as two new models the Ovation2 GX and the BravoGX. The certification program is now underway and is expected to be complete by mid-summer. We are extremely excited about our ability to offer the best of both worlds in panel technology.

We have generated $16,617,000 in operating revenues for the year ended December 31, 2003 from the sale of aircraft and spare parts sales, and have incurred a net loss during the same period of $14,191,000. We believe we will continue to experience losses until such time as we attain a sales level of our aircraft on a commercial scale. No assurance can be made that we will be able to attain sales levels of our aircraft in the foreseeable future that will allow us to generate revenue sufficient to maintain its operations without other sources of financing.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, we had a negative working capital of $17,937,000 and stockholders' deficiency of $42,476,000. Since our inception in January 1990, we have experienced continuing negative cash flow from operations, which have resulted in our inability to pay certain existing liabilities in a timely manner. We have financed our operations through private funding of equity and debt and through the proceeds generated from our December 1996 initial public offering.

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

On June 17, 2003, we implemented a restructuring plan whereby all convertible note holders agreed to waive all outstanding defaults, including waiver of the penalties for non-registration of the shares underlying the convertible debentures up to and for an additional six months following the plan date. The restructuring set fixed note conversion prices of $0.0192 for secured debenture notes and preferred stock; and $0.0384 for unsecured debenture notes. In connection with the restructuring plan, the Company has received more than $5,500,000 of new financing. The Company did not take a charge to earnings as a result of fixing the conversion prices since the conversion prices are higher than the market price of the Company stock at the time the agreements were reached with investors.

In addition to waiving all outstanding defaults, holders of convertible notes agreed to cancel all outstanding warrants currently held by them. The maturity dates for the unsecured notes were extended by three years from the restructuring date. Interest rates on all unsecured notes and the preferred stock has been reduced from 8% to 3%.

As a result of restructuring, the Company has recognized a contribution of capital of $8,770,000 as follows: $7,420,000 due to the waiver of the non-registration penalties that the Company had accrued and $880,000 which is the fair value of the 65,710,614 warrants that were canceled. These warrants had previously been accounted for using fair value accounting in accordance with EITF 00-19; therefore removing this liability resulted in a contribution of capital of $880,000. In addition, the company wrote off the remaining unamortized debt discounts related to the convertible debentures of $17,070,000. The convertible debenture holders are considered related parties in accordance with SFAS No. 57 due to their ability to convert their debt to equity; therefore, write off has been treated as a distribution to shareholders and charged directly to additional paid in capital.

On November 14, 2003, we issued a long-term note payable in the amount of $5,000,000 with BLX, of which some of the proceeds were used to repay the Congress notes in full. This note is guaranteed by the Department of Agriculture Business and Industry Guaranteed Loan Program. The note is guaranteed and secured by virtually all assets and is due by November 13, 2028.

On November 17, 2003, we issued a secured revolving loan in the aggregate principal amount of $4,000,000 issued by MAC to two related parties, pursuant to an Amended and Restated Loan and Purchase Money Security Agreement. The revolving loan has a term of (3) years and bears interest at a rate of 10% per annum. The proceeds of the revolving loan will be used to finance the purchase of airplane parts to be used in the manufacture of airplanes, and is secured by parts and equipment purchased with such proceeds. The issuers of the revolving loan have the option of converting any and all the amounts outstanding under the loan to shares of our common stock at $.00856 per share. As of December 31, 2003, there were no amounts outstanding under this revolving loan.

 Our current cash balance, along with amounts available to us under the revolving loan, should be sufficient to meet our operating needs for the next 12 months. However if additional funding is required it will be accomplished, either through additional stock issuances or debt financing obtained from certain private parties.

The following table summarizes the Company's contractual obligations at December 31, 2003:

CONTRACTUAL OBLIGATIONS      2004          2005          2006          2007         2008           TOTAL
Convertible debentures   $ 2,376,000   $ 1,094,000   $14,957,000   $10,737,000   $        --   $29,164,000

Notes payable            $   526,000   $    85,000   $    89,000   $    93,000   $    72,000   $   865,000

Capital leases            12,622,000            --            --            --            --    12,622,000

Operating leases              17,000        17,000        17,000        17,000        17,000        85,000

Employment agreements        350,000            --            --            --            --       350,000
                         ------------  ------------  ------------  ------------  ------------  ------------

                         $15,891,000   $ 1,196,000   $15,063,000   $10,847,000   $    89,000   $43,086,000
                         ============  ============  ============  ============  ============  ============

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

Inventory Obsolescence -- We provide an inventory obsolescence reserve for parts whose values have been determined to be impaired or whose future utility appears limited based on usage over the prior two years.

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements see our December 31, 2003 consolidated financial statements contained elsewhere is this Form 10-KSB.

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

RESULTS OF OPERATIONS

Year ended December 31, 2003 vs. December 31, 2002
--------------------------------------------------

Net sales for the year ended December 31, 2003, increased by $11,444,000, or 221%, from $5,173,000 for the year ended December 31, 2002, compared to $16,617,000 for the same period in 2003. During the year ended December 31, 2002, we sold 9 airplanes as compared to the sale of 34 airplanes for the year ended December 31, 2003.

Cost of sales for the year ended December 31, 2003 increased by $10,664,000, or 2,407%, from $4,442,000 for the year ended December 31, 2002, compared to $15,106,000 for the year ended December 31, 2003. The increase in cost of sales is directly related to the significant increase in aircraft sales. We have the capacity to produce more airplanes than have been produced in the past thereby reducing the fixed manufacturing cost associated with each airplane produced. As we increase our production of airplanes we expect our gross margin to improve.

Research and development costs for the year ended December 31, 2003 decreased by $7,679,000, or 94%, from $8,231,000 for the year ended December 31, 2002, compared to $534,000 for the year ended December 31, 2003. The significant decrease is due to the closure of the Long Beach, California facility in the 4th quarter of 2002 whose principal function was research and development.

Selling and support expenses for the year ended December 31, 2003 increased by $1,287,000, or 192%, from $670,000 for the year ended December 31, 2002, compared to $1,957,000 for the year ended December 31, 2003. The increase is directly related to the increase in aircraft sales.

General and administrative expenses for the year ended December 31, 2003 decreased by $1,331,000, or 26%, from $5,095,000 for the year ended December 31, 2002, compared to $3,764,000 for the year ended December 31, 2003. The decrease is due to the closure of the Long Beach, California facility being closed in the 4th quarter of 2002; thus reducing general and administrative expenses in 2003.

Non-recurring expenses for the year ended December 31, 2003 decreased by $11,083,000 as compared to the same period in 2002. This non-recurring expense was due to the closure of the Long Beach, California facility in the 4th quarter of 2002.

Other expense for the year ended December 31, 2003 increased by $302,000, or 155%, from $195,000 for the year ended December 31, 2002, compared to $497,000 for the year ended December 31, 2003. The increase is principally due to the change in the fair value of the warranty. They were classified as a liability until October 3, 2003.

Amortization of debt issue costs and discounts for the year ended December 31, 2003 decreased by $2,587,000, or 42%, from $6,106,000 for the year ended December 31, 2002, compared to $3,519,000 for the year ended December 31, 2003. The decrease is due to the debt discounts being written off in the 2nd quarter of 2003 as a result of the debt restructuring on 6/17/2003. There was no remaining debt discounts to amortize subsequent to the debt restructuring.

Interest expense for the year ended December 31, 2003, decreased by $2,770,000, or 34%, from $8,201,000 for the year ended December 31, 2002, compared to $5,431,000 for the year ended December 31, 2003. The decrease is principally due to the forgiveness of non-registration penalties as a result of the debt restructuring in the 2nd quarter of 2003 resulting in no penalties being accrued the last half of 2003.

Cash used in operating activities for the year ended December 31, 2003, decreased by $9,892,000 as compared to the same period in 2002, due principally to the combination of an decreased net loss of $24,794,000, by the reduced amortization of the discount on convertible debentures of $2,967,000 and a decrease in accrued warranty liability of $2,956,000 which are non-cash expenses and decrease on loss on disposal of assets of $11,083,000, which is also a non-cash expense.

Mooney Airplane Company is the only operating entity and the changes in operating assets and liabilities are mainly related to the operations of that business, including changes in inventory, property and equipment and accounts payable.

Cash used in investing activities for the year ended December 31, 2003, decreased by $1,350,000 as compared to the same period in 2002.

Cash provided by financing activities for the year ended December 31, 2003, decreased by $12,212,000 as compared to the same period in 2002. During 2002 period, the Company continued to issue convertible debt, in lieu of preferred stock, in order to provide a more attractive offer to investors. The secured notes pay interest at 8% the unsecured notes pay interest at 3% and the preferred stock accrues dividends at 3%.

The decrease in proceeds received from the issuance of convertible debentures of $8,912,185 is mainly due to a decrease in issuance of notes in 2003, to fund the MACorp acquisition and operating activities.

ITEM 7.  FINANCIAL STATEMENTS

SEE "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" BEGINNING ON PAGE F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         Our directors and executive officers as follows:

     Name               Age      Positions Held
     ----               ---      --------------

Sam Rothman             50       Chairman

J. Nelson Happy         60       Vice Chairman, President and Chief Financial
                                 Officer and Secretary

Sholom Babad            29       Consultant and Director

Sol Mayer               50       Director

OTHER OFFICERS:

Nicholas Chabbert       38       Executive Vice President of Sales and Marketing

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

NICHOLAS CHABBERT has been our Executive Vice President of Sales and Marketing since July 2002. From 2001 to 2002, he was the CEO of EXA SA in Geneva, Switzerland, a start-up company that was marketing a new type-stripping machine. Mr. Chabbert received a Masters Degree in 1992 for l'Ecole Superieure Libre des Sciences Commerciales Appliquees, a French school of commerce, which is equivalent to an M.B.A. in "International Business". He then joined EADS Socrata where he served in a number of management positions and was in charge of direct sales and then the management of the European distributor network. Mr. Chabbert was Senior Vice President Sales and Marketing of the U. S. subsidiary Socata Aircraft for five years beginning in June 1996, and reintroduced the TBM 700 and TB line in the U.S. market.

BOARD COMMITTEES

Our Board of Directors has an audit committee. The audit committee is composed of Messer. Babad and Rothman. The function of the Audit Committee is to nominate independent auditors, subject to approval of the Board of Directors, and to examine and consider matters related to the audit of Mooney Group's financial affairs and accounts, the scope of the independent accountants' engagement and their compensation, the effect on our financial statements of any proposed changes in generally accepted accounting principles, disagreements, if any, between our independent accountants and management, and matters of concern to the independent accountants resulting from their audit, including the results of the independent accountants' review of the internal accounting controls. There is no person on the Audit Committee who qualifies as a Financial Expert in accordance with reporting requirements.

CODE OF ETHICS

Mooney has established the following Code of Ethics (the "Code") for its Chief Executive Officer and Senior Financial Officers to ensure the continuing integrity of financial reporting and to protect the interests of its shareholders and all those with which Mooney conducts business. This Code sets forth specific policies to guide the Company's Chief Executive Officer and Senior Financial Officers in the performance of their duties. Mooney's Chief Executive Officer and Senior Financial Officers shall:

1. Act with honesty and integrity, ethically handling any actual or potential conflicts between his personal, private interests and the interests of Mooney, avoiding improper personal benefits as a result of his position.

2. Perform responsibilities with a view to causing periodic reports filed with the SEC or other public communications by Mooney to contain disclosures which are accurate, timely, complete and understandable.

3. Comply with federal, state and local laws and regulations applicable to Mooney.

4. Take appropriately prompt action to report violations of this Code to the proper person or persons.

5.  Be accountable for adherence to this Code.

6.  Maintain accurate financial record keeping.

7. Refrain from taking any action that fraudulently influences, coerces, manipulates, or misleads any independent public or certified accountant engaged in the performance of an audit of the financial statements of Mooney for the purpose of rendering such financial statements materially misleading.


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

ITEM 10:          EXECUTIVE COMPENSATION

The following table sets forth information the remuneration of our chief executive officers and our four most highly compensated executive officers who earned in excess of $100,000 per annum during any part of our last three fiscal years:

                           SUMMARY COMPENSATION TABLE

                                      ANNUAL COMPENSATION                   LONG TERM COMPENSATION
                                      -------------------                   ----------------------
                                                                      AWARDS                         PAYOUTS
                                                                      ------                         -------
                                                                 OTHER      RESTRICTED  SECURITIES
   NAME AND                                                     ANNUAL         STOCK    UNDERLYING     LTIP      ALL OTHER
   PRINCIPAL             FISCAL                              COMPENSATION    AWARD(S)    OPTIONS/     PAYOUTS  COMPENSATION
   POSITION               YEAR      SALARY ($)    BONUS ($)       ($)           ($)      SARS (#)       ($)         ($)
   --------               ----      ----------    ---------       ---           ---      --------       ---         ---

J. Nelson Happy,          2003        200,000         -            -             -           -           -           -
  Vice Chairman,          2002        200,000         -            -             -           -           -           -
  President, CFO
  and Secretary

Nicolas Chabbert,         2003        150,000         -            -             -           -           -           -
  Executive Vice          2002        150,000         -            -             -           -           -           -
  President

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS

                          NUMBER OF SECURITIES        PERCENT OF TOTAL          EXERCISE OR
                         UNDERLYING OPTIONS/SARS   OPTIONS/SARS GRANTED TO      BASE PRICE
        NAME                   GRANTED (#)        EMPLOYEES IN FISCAL YEAR        ($/SH)     EXPIRATION DATE
        ----                   -----------        ------------------------        ------     ---------------
  J. Nelson Happy,                  -                         -                      -              -
Vice Chairman, President,
  CFO and Secretary

  Nicolas Chabbert,              300,000                      -                    0.20       No expiration
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

EMPLOYMENT CONTRACTS

We have entered into three-year employment agreements with J. Nelson Happy, Vice Chairman, President and Chief Financial Officer and Nichols Chabbert, Executive Vice President of Sales and Marketing. Mr. Happy receives an annual salary of $200,000 plus reimbursement of expenses. Over the three-year period he will vest ownership of three percent of the outstanding shares of Mooney. Mr. Chabbert receives an annual salary of $125,000 plus a bonus based on the number of aircraft sold and delivered. He has also received 300,000 stock options with an exercise price of $0.20.

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

    Name and Address (1)                        Number of Shares
     of Beneficial Owner                         of Common Stock                Percentage of
      Identity of Group                      Beneficially Owned (2)         Beneficial Ownership
      -----------------                      ----------------------         --------------------
Sholom Babad (3)                            Class A           5,644,096              .97%

C.M. Cheng (4) (5)                          Class A              15,000               <1%
                                            Class B           1,013,572               17%
                                            Class E-1         2,027,144               35%
                                            Class E-2         2,027,144               35%
Neil Lewis                                  Class A          57,999,067             9.99%
Samuel Rothman                              Class A           4,339,068               75%
                                            Class E-1         1,653,503               29%
                                            Class E-2         1,453,503               25%
J. Nelson Happy                             Class A          10,176,178             1.75%
N. Chabbert                                 Class A             300,000               <1%
Harpa limited (5)                           Class B           1,013,572               17%
                                            Class E-1         2,027,144               35%
                                            Class E-2         2,027,144               35%
Shih Jen Yeh (5)                            Class B           1,013,572               17%
                                            Class E-1         2,027,144               35%
                                            Class E-2         2,027,144               35%
Chyao Chi Yeh (5)                           Class B           1,013,572               17%
                                            Class E-1         2,027,144               35%
                                            Class E-2         2,027,144               35%
Alpha Capital                               Class A          57,999,067             9.99%
Akteingesellschaft

Esquire Trade & Finance Inc.                Class A          38,987,628             6.72%
Amro Internationa S A                       Class A          57,999,067             9.99%
Lucrative Investments                       Class A          36,713,023             6.33%
Libra Finance S.A                           Class A          57,999,067             9.99%
Justino Hirschhorn Rotschild                Class A          36,458,333             6.29%
Guaranty & Finance Corporation              Class A          57,999,067             9.99%
Silver Development Corporation              Class A          36,904,824             6.36%




TRW Holdings PTY. Limited                   Class A          57,999,067             9.99%
Lewis Family Investments Pty. Limited       Class A          57,999,067             9.99%
Renaissance Development Holdings            Class A          57,999,067             9.99%
All directors and officers as a group.
(4 persons)
Class A Common Stock                                         20,159,342             3.48%
Class E-1 Common Stock                                        1,653,503              .29%
Class E-2 Common Stock                                        1,453,503              .25%

         Except as otherwise indicated, the address of each principal stockholder is c/o Mooney at 165 Al Mooney Road, North, Kerrville, TX 78028. We believe that all persons named have sole voting power, subject to community property laws where applicable.

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

         There is an employment agreement pursuant to which Mr. Happy will be granted a 3% interest in Mooney that is nondilutable for three years.

         Includes 300,000 shares of Class A Common Stock issued upon the exercise of options that are currently exercisable.

         All Beneficial Owners showing a percentage ownership of 9.99% are restricted by a stipulated ownership restriction. Their investment if totally converted would exceed this restriction.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

In March 2001, we entered into a consulting agreement to issue a 6% nondilutable interest in Mooney to a group of consultants, two of whom (Messrs. Babad and Rabinowitz) later became members of our Board of Directors and one of whom is an entity controlled by the spouse of Mr. Rothman, the Chairman of the Company. The Company issued 845,678 shares of Class A Common Stock at that time with a fair value of $344,000 in exchange for consulting services provided. In October 2001, this agreement was amended to increase the nondilutable interest in Mooney to be issued to the consultants to 12%. The consultant agreement between Mooney and E&S Investment Group (controlled by Mr. Rothman's wife), Mr. Babad, Mr. Rabinowitz and Libra Finance, S.A., grants these consultants a nondilutable 12% ownership in Mooney which will be divided equally among the four consultants. This 12% interest will be calculated based on Mooney's issued and outstanding common stock as of October 26, 2003. This obligation was completed and fulfilled in July 2003 by issuing a total of 23,422,062 shares of Class A Common stock at that time with a fair value of $468,441.

Mr. Babad, a director, received $90,616 in compensation in 2001 and had a consulting agreement with us that provides for payments to him of $10,000 a month from December 2001 through March 2002, and $7,000 a month from April 2002 through December 31, 2002. He currently has a consulting agreement that provides payments to him of $7,000 per month through 2004.

Mr. Rothman has consulting agreements with us that provide for monthly payments of $5,000 beginning in December 2001. At December 31, 2002, $65,000 was due to Mr. Rothman under this agreement. He converted $67,629.90 into convertible debentures in 2003.

Mr. Rabinowitz has consulting agreements with us that provide for monthly payments of $5,000 beginning in January 2003.

In 2002, Mr. Rothman, Mr. Rabinowitz and Mr. Babad loaned us an aggregate of $975,000 in the form of promissory notes. As of December 31, 2003, an aggregate of $287,500 was still outstanding on the promissory notes from Mr. Rothman.

During the year ended December 31, 2003, we were loaned $2,952,000 from Mooney Parts, Inc., a company owned by certain of our debentures and preferred stockholders, which was used to purchase certain airplane parts. At December 31, 2003, we owed Mooney Parts, Inc. $1,685,000.

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

(3)       10.8     Standard  Industrial/Commercial  Multi-Tenant Lease-Gross
                   dated March 12, 1997 with the Golgolab Family Trust

(5)       10.9     Loan Agreement dated as of August 1, 1997 between the Company and the California Economic Development Authority

(5)      10.10     Indenture of Trust dated as of August 1, 1997 between the
                   Company and the California Economic Development Authority and First Trust of California, National Association

(4)      10.11     Official Statement dated August 5, 1997

(5)      10.12     Letter of Credit issued by The Sumitomo Bank, Limited

(5)      10.13     Reimbursement Agreement dated as of August 1, 1997 between the Company and the Sumitomo Bank, Limited

(5)      10.14     Purchase Contract dated August 1, 1997 by and among Rauscher
                   Pierce Refnes, Inc., the California Economic Development
                   Authority and the Treasurer of the State of California, and approved by the Company

(5)      10.15     Remarketing Agreement dated as of August 1, 1997 between the
                   Company and Rauscher Pierce Refnes, Inc.

(5)      10.16     Blanket Letters of Representations of the California Economic
                   Development Authority and First Trust of California, National
                   Association

(5)      10.17     Tax Regulatory Agreement dated as of August 1, 1997 by and among the California Economic Development Authority, the
                   Company and First Trust of California, National Association

(5)      10.18     Custody, Pledge and Security Agreement dated as of August 1,
                   1997 between the Company and The Sumitomo Bank, Limited

(5)      10.19     Investment Agreement dated August 5, 1997 by and between the
                   Company and the Sumitomo Bank, Limited

(5)      10.20     Specimen Direct Obligation Note between the Company and the
                   Sumitomo Bank, Limited

(4)      10.21     Lease Agreement dated October 17, 1997 between the Company and the City of Long Beach

(4)      10.22     Construction Agreement dated October 29, 1997 between the
                   Company and Commercial Developments International/West

(12)     10.23     Assignment and Assumption Agreement between Advanced
                   Aerodynamics and Structures, Inc. and Congress Financial
                   Corporation (Southwest), dated January 29, 2002, as executed

(12)     10.24     Collateral Assignment of Debt and Security Agreements between
                   Advanced Aerodynamics and Structures, Inc. and Congress
                   Financial Corporation (Southwest), dated January 29, 2002, as executed

(17)     10.25     Roy Norris Employment Agreement

(17)     10.26     Dale Ruhmel Employment Agreement

(17)     10.27     L. Peter Larson Employment Agreement

(17)     10.28     J. Nelson Happy Employment Agreement

(17)     10.29     Exhibit 1 to Employment Agreements

(19)     10.30     Nicolas Chabbert Employment Agreement

(19)     10.31     2002 Stock Option Plan

(20)     10.32     Audit Committee Charter adopted July 22, 2002

(21)      31.1     Certification Pursuant to 18 U. S. C. Section 1350, as
                   Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of
                   2002

(21)      32.1     Certification Pursuant to 18 U. S. C. Section 1350, as
                   Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002

____________________

           (1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (333-12273) filed on September 19, 1996, declared effective by the Securities and Exchange Commission on December 3, 1996.
           (2) Incorporated by reference to the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1997.
           (3) Incorporated by reference by the Company's Post-Effective Amendment No. 1 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on August 5, 1997.
           (4) Filed by paper pursuant to the Company's request for a temporary hardship exemption relating to this report.
           (5) Incorporated by reference to the Company's Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 1997.
           (6) Incorporated by reference to the Company's Report on Form 10-KSB for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.
           (7) Incorporated by reference to the Company's Report on Form SB-2 filed with the Securities and Exchange Commission on September 5, 2000.
           (8) Incorporated by reference to the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001.
           (9) Incorporated by reference to the Company's Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2001.
           (10) Incorporated by reference to the Company's Definitive Information Statement filed with the Securities and Exchange Commission on November 21, 2001.
           (11) Incorporated by reference to the Company's Registration Statement on Form SB-2 (333-74924) filed on December 12, 2001, and withdrawn by the Company on January 24, 2002.
           (12) Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2002.
           (13) Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2002.
           (14) Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2002.
           (15) Incorporated by reference to the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2002.
           (16) Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2002.
           (17) Incorporated by reference to the Company's Report on Form 10-QSB filed with the Securities and Exchange Commission on May 20, 2002.
           (18) Incorporated by reference to the Company's Registration Statement on Form SB-2 (333-88964) filed on May 23, 2002.
           (19) Incorporated by reference to the Company's Amendment No. 1 to the Registration Statement on Form SB-2 (333-88964) filed with the Securities and Exchange Commission on August 6, 2002.
           (20) Incorporated by reference to the Company's Report on Form 10-QSB filed with the Securities and Exchange Commission on August 19, 2002.
           (21)    Included herein.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal years ended December 31, 2002 and 2003, Stonefield Josephson, Inc. has billed the Company the following fees for services rendered during the audit in respect of that year:

AUDIT FEES

For the fiscal years ended December 31, 2002 and December 31, 2003, Stonefield Josephson, Inc. billed the Company approximately $145,000 and $165,000, respectively, for services rendered for the audit of the Company's annual financial statements included in its report on Form 10-KSB and the reviews of the financial statements included in its reports on Form 10-QSB filed with the SEC.

AUDIT RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal year 2002. For the fiscal year ended December 31, 2003, Stonefield Josephson, Inc. billed the Company approximately $10,000 related to the review of Form SB-2 and for a legal deposition.

TAX FEES

There were no tax related fees paid to Stonefield Josephson, Inc. during the fiscal years ended December 31, 2002 and December 31, 2003.

ALL OTHER FEES

There were no other fees paid to Stonefield Josephson, Inc. during the fiscal years ended December 31, 2002 and December 31, 2003.

All the fees described above were pre-approved by the Company's Audit Committee.

The Audit Committee does not currently have any pre-approval policies.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  MOONEY AEROSPACE GROUP, LTD.

Date: March 30 , 2004                             By: /s/ Sam Rothman
                                                      --------------------------
                                                      Sam Rothman, Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE                                    DATE
---------                -----                                    ----

/s/ Sam Rothman          Chairman                                 March 30, 2004
---------------------
Name: Sam Rothman

/s/ J. Nelson Happy      Vice Chairman, President &               March 30, 2004
---------------------    Chief Financial Officer and Secretary
Name: J. Nelson Happy    (Principal Executive Financial and
                         Accounting Officer)

/s/ Sholom Babad         Director                                 March 30, 2004
---------------------
Name: Sholom Babad

/s/ Sol Mayer            Director                                 March 30, 2004
---------------------
Name: Sol Mayer

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                    CONTENTS

                                                                        Page
                                                                        ----

INDEPENDENT AUDITORS' REPORT:
     Report on Audited Consolidated Financial Statements                 F-1

FINANCIAL STATEMENTS:
     Consolidated Balance Sheet as of December 31, 2003                  F-2
     Consolidated Statements of Operations for the years ended
         December 31, 2003 and 2002                                      F-3
     Consolidated Statement of Stockholders' Deficit for the years
         ended December 31, 2003 and 2002                                F-4
     Consolidated Statements of Cash Flows for the years ended
         December 31, 2003 and 2002                                   F-5 - F-6
     Notes to Consolidated Financial Statements                       F-7 - F-25

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
Mooney Aerospace Group, Ltd.
Kerrville, Texas

We have audited the accompanying consolidated balance sheet of Mooney Aerospace Group, Ltd. and Subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mooney Aerospace Group, Ltd. and Subsidiary as of December 31, 2003, and the consolidated results of its operations and cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant losses from operations since its inception and has a working capital deficit. The Company is also involved in various litigation as described in Note 12. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
January 30, 2004

                        MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                                CONSOLIDATED BALANCE SHEET

                                                                            DECEMBER
                                                                            31, 2003
                                                                         --------------

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                           $   1,175,000
     Account receivable, net of allowance for doubtful accounts
       of $8,000                                                               128,000
     Inventory                                                               8,666,000
     Debt issuance costs                                                       379,000
     Prepaid expenses and other current assets                                 183,000

                                                                         --------------
TOTAL CURRENT ASSETS                                                        10,531,000

PROPERTY AND EQUIPMENT, net                                                  3,993,000
TRADE NAME                                                                   1,802,000
DEBT ISSUANCE COSTS                                                          1,487,000

                                                                         --------------
TOTAL ASSETS                                                             $  17,813,000
                                                                         ==============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable (including $1,685,000 due to a related party)      $   2,984,000
     Accrued expenses                                                        2,731,000
     Accrued interest                                                        3,748,000
     Liabilities related to abandoned property                              14,099,000
     Advanced deposits                                                       2,001,000
     Convertible debentures, current portion                                 2,376,000
     Notes payable, current portion (including related party
       notes of $288,000)                                                      529,000
                                                                         --------------
TOTAL CURRENT LIABILITIES                                                   28,468,000

CONVERTIBLE DEBENTURES, less current portion (including related
     party convertible debentures of $75,000)                               26,788,000
NOTES PAYABLE, less current portion                                          5,033,000

                                                                         --------------
TOTAL LIABILITIES                                                           60,289,000
                                                                         --------------

COMMITMENT AND CONTINGENCIES                                                        --

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.0001 par value; 5,000,000 shares
       authorized; 0 shares issued and outstanding; 100,000
        shares designated as Series A                                               --
     Series A, Cumulative Convertible Preferred Stock, $100
       stated value per share, 100,000 shares authorized;
       25,968 shares issued and outstanding                                  2,082,000
     Class A Common stock, $0.0001 par value; 3,000,000,000
       shares authorized; 457,402,542 shares issued and outstanding             46,000
     Class B Common stock, $0.0001 par value; 10,000,000 shares
       authorized; 1,013,572 shares issued and outstanding                          --
     Class E-1 Common stock, $0.0001 par value; 4,000,000 shares
       authorized; 4,000,000 shares issued and outstanding                          --
     Class E-2 Common stock, $0.0001 par value; 4,000,000 shares
       authorized; 4,000,000 shares issued and outstanding                          --
     Additional paid-in capital                                             96,360,000
     Accumulated deficit                                                  (140,964,000)

                                                                         --------------
TOTAL STOCKHOLDERS' DEFICIT                                                (42,476,000)
                                                                         --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $  17,813,000
                                                                         ==============

             The accompanying notes are an integral part of these consolidated financial statements.

                                      F-2

                        MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED
                                                       -----------------------------
                                                          DECEMBER        DECEMBER
                                                          31, 2003        31, 2002
                                                       -------------   -------------

NET SALES                                              $ 16,617,000    $  5,173,000

COST OF SALES                                            15,106,000       4,442,000

                                                       -------------   -------------
GROSS PROFIT                                              1,511,000         731,000
                                                       -------------   -------------

OPERATING EXPENSES
      Research and development expenses                     534,000       8,231,000
      Selling and support expenses                        1,957,000         670,000
      General and administrative expenses                 3,764,000       5,095,000
      Non-recurring expenses                                     --      11,083,000

                                                       -------------   -------------
TOTAL OPERATING EXPENSES                                  6,255,000      25,079,000
                                                       -------------   -------------

LOSS FROM OPERATIONS                                     (4,744,000)    (24,348,000)
                                                       -------------   -------------

OTHER INCOME (EXPENSE)
      Interest income                                            --          28,000
      Other income (expense), net                          (497,000)       (195,000)
      Amortization of debt issue costs and discounts     (3,519,000)     (6,106,000)
      Interest expense                                   (5,431,000)     (8,201,000)

                                                       -------------   -------------
TOTAL OTHER INCOME (EXPENSE)                             (9,447,000)    (14,474,000)
                                                       -------------   -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (14,191,000)    (38,822,000)

PROVISION FOR INCOME TAXES                                       --              --
                                                       -------------   -------------

NET LOSS                                               $(14,191,000)   $(38,822,000)
                                                       =============   =============

NET LOSS PER SHARE - BASIC AND DILUTED                 $      (0.06)   $      (0.58)
                                                       -------------   -------------

        The accompanying notes are an integral part of these consolidated financial statements.

                                      MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                     FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                           PREFERRED STOCK                                               COMMON STOCK
                                              SERIES A                     CLASS A                  CLASS B             CLASS E-1
                                         SHARES       AMOUNT         SHARES      AMOUNT      SHARES      AMOUNT     SHARES    AMOUNT
                                        --------   ------------   ------------  --------  ------------   ------  ------------  -----
BALANCE, DECEMBER 31, 2001 (RESTATED)    46,648    $ 3,615,000     45,338,850   $ 5,000     1,900,324    $  --     4,000,000   $ --

Conversion of Preferred Stock
  to Class A                            (10,759)    (1,041,000)    12,662,905     1,000            --       --            --     --
Proceeds from issuance of
  common stock and warrants
  for services                               --             --        100,000        --            --       --            --     --
Amortization of discount on
  preferred stock                            --        224,000             --        --            --       --            --     --
Amortization of warrants
  attached to common stock                   --             --             --        --            --       --            --     --
Issuance of warrants attached
  to debentures                              --             --             --        --            --       --            --     --
Beneficial conversion feature
  related to debentures                      --             --             --        --            --       --            --     --
Conversion of Debentures to
  Class A                                    --             --     17,381,383     2,000            --       --            --     --
Unrealized investment loss                   --             --             --        --            --       --            --     --
Issuance of common stock for
  professional services                      --             --        880,000        --            --                     --     --
Conversion of Class B to
  Class A                                    --             --        886,752        --      (886,752)      --            --     --
Issuance in connection with
  Mooney Aircraft Corporation                --             --      3,260,871        --            --       --            --     --
Issuance of warrants to Mooney
  Aircraft Corporation                       --             --             --        --            --       --            --     --
Issuance of warrants to
  Dr. Chen                                   --             --             --        --            --       --            --     --
Record value of warrants
  as liability                               --             --             --        --            --       --            --     --
Net loss                                     --             --             --        --            --       --            --     --

                                        --------   ------------   ------------  --------  ------------   ------  ------------  -----
BALANCE, DECEMBER 31, 2002               35,889      2,798,000     80,510,761     8,000     1,013,572       --     4,000,000     --

Conversion of Preferred Stock
  to Class A                             (9,921)      (770,000)    69,679,607     7,000            --       --            --     --
Amortization of discount on
  preferred stock                            --         54,000             --        --            --       --            --     --
Conversion of Debentures to
  Class A                                    --             --    245,627,442    24,000            --       --            --     --
Conversion of accrued interest
  to Class A                                 --             --     25,120,599     3,000            --       --            --     --
Issuance of common stock for
  professional services                      --             --      5,900,000     1,000            --       --            --     --
Conversion of accrued expenses
  to Class A                                 --             --     30,564,133     3,000            --       --            --     --
Forgiveness of non-registration
  penalties                                  --             --             --        --            --       --            --     --
Contribution of warrant rights
  pursuant to restructuring                  --             --             --        --            --       --            --     --
Write off of discounts related
  to warrants                                --             --             --        --            --       --            --     --
Write off of discounts related
  to beneficial conversion features          --             --             --        --            --       --            --     --
Reclass of warrant liability
  to equity                                  --             --             --        --            --       --            --     --
Net loss                                     --             --             --        --            --       --            --     --

                                        --------   ------------   ------------  --------  ------------   ------  ------------  -----
BALANCE, DECEMBER 31, 2003               25,968    $ 2,082,000    457,402,542   $46,000     1,013,572       --     4,000,000     --
                                        ========   ============   ============  ========  ============   ======  ============  =====

(Continued)

                                                                    ADDITIONAL
                                                  CLASS E-2          PAID IN       COMPREHENSIVE     ACCUMULATED
                                            SHARES       AMOUNT      CAPITAL           LOSS            DEFICIT           TOTAL
BALANCE, DECEMBER 31, 2001 (RESTATED)       4,000,000   $    --   $  78,511,000    $     (29,000)   $ (87,583,000    $  (5,481,000)

Conversion of Preferred Stock
  to Class A                                       --        --       1,040,000               --               --               --
Proceeds from issuance of
  common stock and warrants
  for services                                     --        --          32,000               --               --           32,000
Amortization of discount on
  preferred stock                                  --        --              --               --         (224,000)              --
Amortization of warrants
  attached to common stock                         --        --          90,000               --          (90,000)              --
Issuance of warrants attached
  to debentures                                    --        --       4,473,000               --               --        4,473,000
Beneficial conversion feature
  related to debentures                            --        --       9,842,000               --               --        9,842,000
Conversion of Debentures to
  Class A                                          --        --       2,525,000               --               --        2,527,000
Unrealized investment loss                         --        --              --           29,000               --           29,000
Issuance of common stock for
  professional services                            --        --         178,000               --               --          178,000
Conversion of Class B to
  Class A                                          --        --              --               --               --               --
Issuance in connection with
  Mooney Aircraft Corporation                      --        --         900,000               --               --          900,000
Issuance of warrants to Mooney
  Aircraft Corporation                             --        --         399,000               --               --          399,000
Issuance of warrants to
  Dr. Chen                                         --        --         320,000               --               --          320,000
Record value of warrants
  as liability                                     --        --        (399,000)              --               --         (399,000)
Net loss                                           --        --              --               --      (38,822,000)     (38,822,000)

                                        --------------  --------  --------------   --------------   --------------   --------------
BALANCE, DECEMBER 31, 2002                  4,000,000        --      97,911,000               --     (126,719,000)     (26,002,000)

Conversion of Preferred Stock
  to Class A                                       --        --         763,000               --               --               --
Amortization of discount on
  preferred stock                                  --        --              --               --          (54,000)              --
Conversion of Debentures to
  Class A                                          --        --       4,934,000               --               --        4,958,000
Conversion of accrued interest
  to Class A                                       --        --         545,000               --               --          548,000
Issuance of common stock for
  professional services                            --        --         236,000               --               --          237,000
Conversion of accrued expenses
  to Class A                                       --        --         725,000               --               --          728,000
Forgiveness of non-registration
  penalties                                        --        --       7,420,000               --               --        7,420,000
Contribution of warrant rights
  pursuant to restructuring                        --        --         880,000               --               --          880,000
Write off of discounts related
  to warrants                                      --        --      (5,700,000)              --               --       (5,700,000)
Write off of discounts related
  to beneficial conversion features                --        --     (11,370,000)              --               --      (11,370,000)
Reclass of warrant liability
  to equity                                        --        --          16,000               --               --           16,000
Net loss                                           --        --              --               --      (14,191,000)     (14,191,000)

                                        --------------  --------  --------------   --------------   --------------   --------------
BALANCE, DECEMBER 31, 2003                  4,000,000   $    --   $  96,360,000    $          --    $(140,964,000)   $ (42,476,000)
                                        ==============  ========  ==============   ==============   ==============   ==============
                The accompanying notes are an integral part of these consolidated financial statements.

                                                          F-4

                             MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED
                                                            -----------------------------
                                                              DECEMBER        DECEMBER
                                                              31, 2003        31, 2002
                                                            -------------   -------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                 $(14,191,000)   $(38,822,000)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
       Noncash professional service expense                      237,000         530,000
       Amortization of discount on convertible debentures      2,968,000       5,935,000
       Amortization of debt issuance costs                       553,000         171,000
       Depreciation and amortization expense                     781,000       1,610,000
       Loss on disposal of assets                                     --      11,083,000
   Changes in operating assets and liabilities:
     Accounts receivable                                         (83,000)        (43,000)
     Inventory                                                (1,114,000)     (2,721,000)
     Prepaid expenses and other current assets                   159,000        (275,000)
     Accounts payable                                            379,000         518,000
     Accrued expenses                                            794,000        (106,000)
     Accrued interest                                          4,843,000       7,799,000
     Accrued warrant liability                                   497,000              --
     Advanced deposits                                            58,000         310,000

                                                            -------------   -------------
Net cash used in operating activities                         (4,119,000)    (14,011,000)
                                                            -------------   -------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                            (72,000)        (43,000)
   Proceeds from sale of investments                                  --       1,953,000
   Purchase of Mooney Airplane Company, Inc.                          --      (4,082,000)
   Change in resticted cash                                           --         436,000
   Decrease in other assets                                           --         314,000

                                                            -------------   -------------
Net cash used in investing activities                            (72,000)     (1,422,000)
                                                            -------------   -------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible debentures              573,000      14,589,000
   Proceeds from issuance of notes payable                    10,650,000       5,264,000
   Payments for debt issue costs                                (653,000)       (438,000)
   Payments on capital lease obligation                               --        (386,000)
   Payments on notes payable                                  (6,617,000)     (2,864,000)

                                                            -------------   -------------
Net cash provided by financing activities                      3,953,000      16,165,000
                                                            -------------   -------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                             (238,000)        732,000

CASH AND CASH EQUIVALENTS, Beginning of year                   1,413,000         681,000
                                                            -------------   -------------

CASH AND CASH EQUIVALENTS, End of year                      $  1,175,000    $  1,413,000
                                                            =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                            $    365,000    $         --
                                                            =============   =============
   Income taxes paid                                        $         --    $         --
                                                            =============   =============

        The accompanying notes are an integral part of these consolidated financial statements.

                                      F-5

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         During the year ended December 31, 2003, the Company: 1) converted 9,921 shares of Series A preferred stock into 69,679,607 shares of Class A common stock valued at $770,000, 2) converted $4,958,000 of convertible debentures into 245,627,442 shares of Class A common stock,
         3) converted $548,000 of accrued interest into 25,120,599 shares of Class A common stock, 4) issued 30,564,133 shares of Class A common stock for deferred compensation and consulting fees valued at $728,000,
         5) issued $88,000 and $700,000 of convertible debentures for services rendered, and commissions and fees, respectively and 6) issued 5,900,000 shares of Class A common stock for professional services valued at $237,000. In addition, during the year ended December 31, 2003, the Company implemented a restructuring plan whereby certain convertible debenture noteholders agreed to waive all outstanding defaults including waiver of penalties due to them totaling $8,300,000 as a contribution to capital and wrote off the remaining debt discount related to the convertible debentures of $17,070,000. (See Note 7) In addition, as part of the restructuring plan, $6,322,000 of promissory notes were converted to convertible debentures (See Note 7).

         During the year ended December 31, 2002, the Company acquired certain assets of MACorp for $9,881,000. Of the total consideration paid, approximately $4,082,000 was in cash, of which, $3,500,000 was paid directly to Congress Financial Corporation; $4,500,000 was in the form of notes payable to Congress; 3,260,871 shares of Class A Common Stock were issued with a fair value of $900,000, and warrants to purchase 3,623,189 shares of Class A Common Stock were issued with a fair value of $399,000. Assets purchased included trade name, inventory and property, and equipment, and totaled $1,802,000, $4,833,000 and $5,193,000 respectively. Liabilities assumed totaled to $1,947,000. In addition, the Company: 1) converted 10,759 shares of Series A preferred stock into 12,662,905 shares of Class A common stock valued at $1,041,000, 2) converted $2,527,000 of convertible debentures into 17,381,383 shares of Class A common stock, 3) exchanged 886,752 shares of Class B common stock for 886,752 shares of Class A common stock, 4) issued 980,000 shares of Class A common stock for professional services valued at $210,000, and 5) issued 2,000,000 warrants as part of a severance package valued at $320,000. Also, during the year ended December 31, 2002, the Company incurred discounts on the issuance of convertible debentures totaling $14,315,000.

        The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization and Line of Business
         ---------------------------------

         Mooney Aerospace Group, Ltd., formerly known as Advanced Aerodynamics & Structures, Inc. (the "Company" or "Mooney"), was incorporated under the laws of the State of California on January 26, 1990. In July 1996, the Company reincorporated by merging into a newly formed corporation in Delaware. Upon approval of the Company's Board of Directors and the State of Delaware, the Company, on July 23, 2002, changed its the name from Advanced Aerodynamics & Structures, Inc. to Mooney Aerospace Group, Ltd. The consolidated financial statements as of December 31, 2003 and for the two years then ended have been adjusted to reflect this name change.

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

         Since its inception in 1990 to June 30, 2002, the Company was in the development stage, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 and had accumulated a deficit while in the development stage of $99,216,000. Effective July 1, 2002, the Company was no longer considered to be in the development stage due to its recent acquisition of MACorp's assets and business.

         Basis of Presentation
         ---------------------

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a cumulative net loss of $140,964,000 as of December 31, 2003. The Company also has a working capital deficiency of $17,937,000 as of December 31, 2003. The Company is involved in certain litigation with former executives of the Company and with the owner of the Long Beach, California building that the Company previously used as its corporate headquarters (See Note 12).

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

         Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

               a) The Company's management team has been developing a financial plan to address its working capital requirements and believes that if executed successfully, the plan will substantially improve the Company's ability to meet its working capital requirements throughout the year ended December 31, 2004. The plan included the issuance of a $5,000,000 long-term note payable that was issued in November 2003. $3,500,000 was used to pay off outstanding debt with less favorable terms and the remaining amount will be used for working capital.

               b) Management has restructured its current outstanding debt and obtained a $4,000,000 revolving loan in November 2003, from which, it plans to fund its current operations and increase the number of airplanes produced to generate sufficient revenue to achieve profitable operating results.

         Principles of Consolidation
         ---------------------------

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mooney Airplane Company ("MAC"), incorporated under the laws of the state of Delaware on March 4, 2002 (see Note 2). All inter-company accounts and transactions have been eliminated.

         Use of Estimates
         ----------------

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2003, the Company used estimates in determining the realization of its accounts receivable, inventory and its intangible assets. Actual results could differ from these estimates.

         Fair Value of Financial Instruments
         -----------------------------------

         For certain of the Company's financial instruments, including cash, accounts receivable, inventory, other current assets, accounts payable, accrued expenses, accrued interest and advanced deposits, the carrying amounts approximate fair value due to their short maturities. The amounts shown for convertible debentures and notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

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

         Inventory
         ---------

         Inventory consists of raw materials, work in process and finished goods and is stated at the lower of cost (moving average) or market. An obsolescence reserve is estimated for parts whose values have been determined to be impaired or whose future utility appears limited. If an inventory part has not been used in the past two years, it is deemed to be impaired. Due to the inventory being written down to fair value upon acquisition in April 2002, there is no inventory reserve necessary at December 31, 2003, as only acquired inventory has been on hand greater than 2 years.

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

         The Company recognized an impairment expense relating to certain fixed assets during the year ended December 31, 2002 (see Note 13).

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

         Accrued Warrant Liability
         -------------------------

         Prior to the increase in the authorized shares to 3,000,000,000 on October 2, 2003, if all the convertible debentures and Series A preferred stock had been converted into shares of common stock, the number of shares to be issued upon conversion would have exceeded the number of authorized shares. As a result, in accordance with the guidelines of EITF 00-19, the fair value of the outstanding warrants was recorded as accrued warrant liability. With the increase in authorized shares, the fair value of these warrants on October 2, 2003 has been reclassified from a current liability to additional paid in capital. The fair value was determined using the using the Black-Scholes option pricing model using the following assumptions: term ranging from 1.5 to 4 years, a risk-free interest rate of 3.5%, a dividend yield of 0% and volatility of 84%.

         Stock Based Compensation
         ------------------------

         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the year ended December 31, 2003 and 2002:

                                                        2003            2002
                                                    -------------  -------------
         Net loss
           As reported                              $(14,191,000)  $(38,822,000)
           Compensation recognized under APB 25               --             --
           Compensation recognized under SFAS 123             --        (41,000)
                                                    -------------  -------------
                      Pro forma                     $(14,191,000)  $(38,863,000)
                                                    =============  =============

         Basic and diluted loss per common share:
           As reported                              $      (0.06)  $      (0.58)
           Pro forma                                $      (0.06)  $      (0.58)

         Advanced Deposits
         -----------------

         Advanced deposits represent deposits from customers for the purchase of the JETCRUZER 500, which were paid when the sales order was signed that amounted to $1,605,000. As of December 31, 2003, the Company is no longer developing the JETCRUZER 500. The Company is carrying these deposits as a current liability. (See Note 18) The Company also receives advance deposit for the purchase of airplanes manufactured by MAC.

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

         Advertising and Marketing Costs
         -------------------------------

         The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended December 31, 2003 and 2002 amounted to $423,000 and $592,000, respectively.

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

         Earnings Per Share
         ------------------

         The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2003 and 2002 because the effect would have been anti-dilutive:

                                                                   2003            2002
                                                              --------------  --------------
              Conversion of Series A preferred stock             67,625,000     132,922,222
              Conversion of convertible debentures            1,503,975,734   1,481,915,414
              Stock options issued to employees                     300,000         300,000
              Warrants issued with convertible debentures                --      62,939,612
              Warrants issued with Series A preferred stock              --       2,771,002
              Warrants issued with equity line                    4,268,764       4,268,764
              Warrants issued with severance package              2,000,000       2,000,000
              Warrants issued with acquisition of MAC             3,623,189       3,623,189
                                                              --------------  --------------
                                                              1,581,792,687   1,690,740,203
                                                              ==============  ==============

         Comprehensive Loss
         ------------------

         SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the year ended December 31, 2003, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein. For the year ended December 31, 2002, the unrealized investment loss has been included in the consolidated statement of stockholders' deficit showing the change in comprehensive loss.

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

         Reclassification
         ----------------

         Certain reclassifications have been made to the 2002 balances to conform to the 2003 presentation.

         Recently Issued Accounting Pronouncements
         -----------------------------------------

         During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003. The Company does not participate in such transactions and is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

         During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to other entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. In December 2003, the FASB concluded to revise certain elements of FIN 46, which will be issued shortly. The FASB also modified the effective date of FIN 46. For all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's consolidated financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

         On December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, (FIN-46R), primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. While FIN-46R modifies or clarifies various provisions of FIN-46, it also incorporates many FASB Staff Positions previously issued by the FASB.

         In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the consolidated financial statements.

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

         On February 8, 2002, the Company purchased Congress Financial Corporation's position (the "Congress Position") as senior secured creditor for MACorp. Under the terms of the Assignment and Assumption Agreement, the purchase price paid by the Company in connection with the acquisition of the Congress Position was $8,000,000 with $3,500,000 paid in cash and $4,500,000 payable in secured notes. Each note is secured by substantially all the assets acquired from MACorp. As additional security for the Company's compliance with the fulfillment of its obligations pursuant to the Assignment and Assumption Agreement and the acquisition notes, the Company delivered to Congress Financial Corporation a Limited Recourse Secured Promissory Note for $5,700,000. This note was a contingent note, payable only in the event that the Company defaulted under the terms of the original acquisition notes. In November 2003, all of the Congress Financial Corporation notes were paid in full and, as of December 31, 2003, the Company has no obligations to Congress Financial Corporation.

         On March 18, 2002, the bankruptcy courts approved the sale of MACorp's assets to the Company, which was completed on April 19, 2002. On April 19, 2002, the Company completed the acquisition of certain assets and the assumption of certain liabilities of MACorp through its newly formed and wholly owned subsidiary, MAC, for approximately $9,881,000. Of the total consideration paid, approximately $4,082,000 was in cash, of which, $3,500,000 was paid directly to Congress; $4,500,000 was in the form of notes payable to Congress; 3,260,871 shares of Class A Common Stock were issued with a fair value of $900,000, and warrants to purchase 3,623,189 shares of Class A Common Stock were issued with a fair value of $399,000. Assets purchased included trade name, inventory and property, and equipment, and totaled $1,802,000, $4,833,000 and $5,193,000 respectively. Liabilities assumed totaled to $1,947,000.

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

         The operating results of the acquisition are included in the Company's consolidated results of operations from April 19, 2002.

NOTE 3 - INVENTORY

         Inventory at December 31, 2003 consisted of the following:

                  Raw materials and purchased parts                $  1,968,000
                  Work-in-process                                     4,067,000
                  Semi finished and finished goods                    2,631,000
                                                                   -------------
                                                                   $  8,666,000
                                                                   =============

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2003 consisted of the following:

                  Experimental aircraft                            $    659,000
                  Office furniture and equipment                        581,000
                  Machinery and equipment                             4,062,000
                                                                   -------------
                                                                      5,302,000
                  Less accumulated depreciation and amortization     (1,309,000)
                                                                   -------------
                                                                   $  3,993,000
                                                                   =============

         Depreciation expense for the years ended December 31, 2003 and 2002 was $781,000 and $1,610,000, respectively.

NOTE 5 - NOTES PAYABLE

         Notes payable at December 31, 2003 consisted of the following:

         Note payable to BLX Commercial Capital, LLC - interest
              rate prime plus 2%; secured by virtually all the
              assets of the Company and a $2,000,000 life
              insurance policy on the Company's Chief Executive
              Officer and is guaranteed under the U.S. Department
              of Agriculture Business and Industry Guaranteed
              Loan Program; monthly principal and interest
              payments of $32,516, with any unpaid principal and
              interest due on November 1, 2028.                     $ 4,996,000

         Note payable to Lincoln Mortgage Corporation- interest
              rate 4.75%; unsecured note with monthly principal
              payment of $2,470 plus interest, with any unpaid
              principal and interest due on April 1, 2008.              122,000

         Notespayable to individual investors (including $288,000
              to the Company's chairman) - interest rate 8%;
              unsecured notes with all principal and interest
              payments due at maturity on various dates in 2004.        444,000
                                                                    ------------

                                                                      5,562,000
                            Less current maturities                    (529,000)
                                                                    ------------
                                                                    $ 5,033,000
                                                                    ============
         Principal payments on notes payable are as follows:

                  Year ending December 31,
                      2004                                          $   526,000
                      2005                                               85,000
                      2006                                               89,000
                      2007                                               93,000
                      2008                                               72,000
                      Thereafter                                      4,697,000
                                                                    ------------
                                                                    $ 5,562,000
                                                                    ============

NOTE 6 - REVOLVING LOAN

         On November 17, 2003, the Company finalized a revolving loan in the aggregate principal amount of $4,000,000 issued by MAC to two related parties, pursuant to an Amended and Restated Loan and Purchase Money Security Agreement. The revolving loan has a term of three (3) years and bears interest at a rate of 10% per annum. The proceeds of the revolving loan will be used to finance the purchase of airplane parts to be used in the manufacture of airplanes, and is secured by parts and equipment purchased with such proceeds. The issuers of the revolving loan have the option of converting any or all the amounts outstanding under the loan to shares of the Company's common stock at $0.00856 per share, which represents a total beneficial conversion feature of $4,000,000. The contingent beneficial conversion feature will not be recognized until amounts are actually drawn on the revolving loan. As of December 31, 2003, there were no amounts outstanding under this revolving loan. In connection with this revolving loan, the Company is required to pay a commitment fee of $400,000 payable in shares of the Company's common stock. As of December 31, 2003, the shares had not been issued and this $400,000 commitment fees has been included in accrued expenses in the accompanying consolidated balance sheet. This commitment fee will be amortized over the 24 month term of the revolving loan.

NOTE 7 - CONVERTIBLE DEBENTURES

         Convertible debentures at December 31, 2003 consisted of the following:

         Secured convertible debentures to various individual
              investors (including $75,000 to the Company's
              Chairman) - interest rate 8%; convertible into
              shares of the Company's Class A common stock at
              a rate of $0.0192 per share; debentures mature
              at various dates through 2007.                       $ 22,364,000

         Unsecured convertible debentures to various individual
              investors - interest rate 3%; convertible into
              shares of the Company's Class A common stock at
              a rate of $0.0384 per share; debentures mature
              in June 2006.                                           6,800,000
                                                                   -------------

                                                                     29,164,000
                            Less current maturities                  (2,376,000)
                                                                   -------------

                                                                   $ 26,788,000
                                                                   =============

         The principal amount of the convertible debentures mature as follows:

                  Year ending December 31,
                      2004                                         $  2,376,000
                      2005                                            1,094,000
                      2006                                           14,957,000
                      2007                                           10,737,000
                                                                   -------------

                                                                   $ 29,164,000
                                                                   =============

         A rollforward of the convertible debentures is as follows:

              Balance, December 31, 2001                           $  2,147,000
              Issuance of convertible debentures for cash            14,589,000
              Conversions into equity                                (2,527,000)
              Discounts recorded on convertible debentures          (14,315,000)
              Amortization of discounts                               5,935,000
                                                                   -------------
              Balance, December 31, 2002                              5,829,000
              Issuance of convertible debentures for cash               573,000
              Issuance of convertible debentures for finder's fees    1,360,000
              Conversions into equity                                (4,958,000)
              Conversions of notes payable to convertible
                debentures                                            6,322,000
              Write off of discounts due to restructuring            17,070,000
              Amortization of discounts                               2,968,000
                                                                   -------------
              Balance, December 31, 2003                           $ 29,164,000
                                                                   =============

         On June 17, 2003, the Company implemented a restructuring plan, whereby, all convertible note holders agreed to waive all outstanding defaults, including waiver of the penalties for non-registration of the shares underlying the convertible debentures, and set fixed note conversion prices of $0.0192 and $0.0384 for the secured and unsecured debenture holders, respectively. In addition, as part of the restructuring, holders of notes payable totaling $6,322,000 converted their notes payable into secured convertible debentures.

         The debt holders were, due to their beneficial ownership of significant equity interests in the Company, considered to be related parties as defined in Statement of Financial Accounting Standards No. 57, "Related Party Disclosures". Therefore, the Company accounted for this restructuring consistent with its economic substance, as set forth in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Since the debt holders had agreed to the restructuring primarily to ensure the Company's continuation as a going concern thereby protecting their equity interests, the restructuring was accounted for as an equity transaction and no amounts were charged to operations. The contribution of the warrants and the forfeiture of the original beneficial conversion rights were treated as a contribution to capital. The elimination of the unamortized debt discount attributable to these equity features was similarly treated as an equity distribution to these debt holders. A summary follows:

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
                                                                   =============

NOTE 8 - STOCKHOLDERS' DEFICIT

         Common Stock
         ------------

         As of December 31, 2003, the Company has four classes of common stock Class A, Class B, Class E-1 and Class E-2. The rights and privileges of the holders of Class A, Class B, Class E-1 and Class E-2 Common Stock are substantially the same on a share-for-share basis, except that the holder of each outstanding share of Class A Common Stock is entitled to one vote and the holder of each outstanding share of Class B, Class E-1 and Class E-2 Common Stock is entitled to five votes.

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

         Preferred Stock
         ---------------

         The Company entered into a preferred stock agreement with certain investors, to issue up to 100,000 shares of 5% Cumulative Convertible Series A Preferred Stock ("Preferred Stock") with a stated value of $100 per share and Common Stock Purchase Warrants to purchase Class A Common Stock, for the aggregate purchase price of $10 million. As of December 31, 2003, the Company has issued 91,085 shares of Preferred Stock with a stated value of $9,108,500. The remaining $891,500 in Preferred Stock funding will not occur until certain criteria have been met.

         Holders of the Preferred Stock are entitled to receive cash dividends, payable quarterly and have preferential liquidation rights above all other issuances of Common Stock for an amount equal to the stated value. The Preferred Stock and unpaid dividends are convertible into shares of Common Stock equal to an amount determined by the market value at the date of close of the common stock, adjusted for changes in the market price prior to the conversion. The preferred stockholders do not have voting rights. As of December 31, 2003, the Company has dividends in arrears for the Preferred Stock totaling $504,000.

         As of December 31, 2003, a total of 65,117 shares of Preferred Stock have been converted into shares of common stock. During the years ended December 31, 2003 and 2002, various preferred stockholders converted a total of 9,921 and 10,759 shares, respectively, plus dividends in arrears into 69,679,607 and 12,663,000 shares, respectively, of Class A Common Stock.

         As part of the restructuring of the Company's debt as discussed in Note 7, all the warrants issued in connection with the Series A preferred stock were canceled and the conversion price at which a Series A stockholder could convert shares into Class A common stock was fixed at $0.0384 per shares.

NOTE 9 - STOCK OPTIONS

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

         The Company authorized and reserved for issuance an aggregate of 20,000,000 shares of common stock under the Stock Option Plan. The exercise price for the options may not be less than 100% (110% for options issued to individual with more than 10% voting power) the fair market value of the Company's common stock on the date of grant of such option. The shares of common stock issuable under the Stock Option Plan may be authorized but unissued or acquired or reacquired shares If any of the awards granted under the Stock Option Plan expire, terminate or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares subject to those expired, terminated or forfeited awards will again be available for purposes of the Stock Option Plan. As of December 31, 2003, there were no options issued under this Stock Option Plan.

         Transactions under the Stock Option Plans during the years ended December 31, 2003 and 2002 are summarized as follows:

         The following is table summarizes the options outstanding:

                                                                       Weighted-
                                                          Stock         Average
                                                          Option        Exercise
                                                           Plan          Price
                                                        -----------    ---------
                   Balance, December 31, 2001            1,322,000     $   2.15
                       Canceled                         (1,322,000)    $   2.15
                                                        -----------

                   Balance, December 31, 2002                   --     $     --

                       Granted                                  --     $     --
                                                        -----------
                   Balance, December 31, 2003                   --     $     --
                                                        ===========

         In July 2002, the Company issued 300,000 options to an employee outside the Plan. The options do not expire and the exercise price is $0.20.

         The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002: risk-free interest rate of 4.00%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 84.0%; and a weighted average expected life of the option of 5 years.

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

NOTE 10 - INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2003 are as follows:

                  Deferred tax assets:
                        Federal net operating loss                 $ 39,346,000
                        State net operating loss                      1,621,000
                        Research & development credits                1,356,000
                        Depreciation                                    320,000
                        Other                                            80,000
                                                                   -------------

                  Total deferred tax assets                          42,723,000
                        Less valuation allowance                    (42,723,000)
                                                                   -------------

                                                                   $         --
                                                                   =============

         At December 31, 2003, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $115,723,000 and $27,012,000, respectively. Federal NOLs could, if unused, expire in varying amounts in the years 2004 through 2018. State NOLs, if unused, could expire in varying amounts from 2003 through 2013.

         At December 31, 2003, the Company had federal research and development ("R&D") credit carryforwards of approximately $1,356,000. The federal R&D credit carryforwards will expire beginning in 2004.

         The valuation allowance increased by $2,724,000 during 2003.

         The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2003 and 2002 is as follows:

                                                              2003        2002
                                                             -------    -------
                     Federal income tax rate                 (34.0%)    (34.0%)
                     State tax, net of federal benefit        (6.0%)     (6.0%)
                     Increase in valuation allowance          40.0%      40.0%
                                                             -------    -------
                     Effective income tax rate                 0.0%       0.0%
                                                             =======    =======

         Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate. A significant portion of the NOL may expire before it can be utilized.

NOTE 11 - RELATED PARTY TRANSACTIONS

         In March 2001, the Company entered into a consulting agreement to issue a 6% nondilutable interest in the Company to a group of consultants, two of whom (Messrs. Babad and Rabinowitz) later became members of the Company's Board of Directors and one of whom is an entity controlled by the spouse of Mr. Rothman, the Chairman of the Company. The Company issued 845,678 shares of Class A Common Stock at that time with a fair value of $344,000 in exchange for consulting services provided. In October 2001, this agreement was amended to increase the nondilutable interest in Mooney to be issued to the consultants to 12%. The consultant agreement between the Company and E&S Investment Group (controlled by Mr. Rothman's wife), Mr. Babad, Mr. Rabinowitz and Libra Finance, S.A., grants these consultants a nondilutable 12% ownership in the Company which will be divided equally among the four consultants. During the year ended December 31, 2003, the Company issued a total of 23,422,062 shares of the Company's Class A common stock valued at $469,000 in full satisfaction of this agreement.

         Mr. Babad, a director, had a consulting agreement with the Company that provides for payments to him of $10,000 a month from December 2001 through March 2002, and $7,000 a month from April 2002 through December 2004.

         Mr. Rothman has consulting agreements with the Company that provide for monthly payments of $5,000 beginning in December 2001. At December 31, 2002, $65,000 was due to Mr. Rothman under this agreement. During the year ended December 31, 2003, Mr. Rothman converted approximately $68,000 of amounts due him into convertible debentures.

         Mr. Rabinowitz, a former director, has consulting agreements with the Company that provide for monthly payments of $5,000 that began in January 2003.

         In 2002, Mr. Rothman, Mr. Rabinowitz and Mr. Babad loaned the Company an aggregate of $975,000 in the form of promissory notes (see Note 5). As of December 31, 2003, an aggregate of $288,000 was still outstanding on these promissory notes.

         During the year ended December 31, 2003, the Company was loaned $2,952,000 from Mooney Parts, Inc., a company owned by certain debentures and preferred stockholders of the Company, which was used to purchase certain airplane parts. At December 31, 2003, the Company owed Mooney Parts, Inc. $1,685,000.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

         On February 20, 2004 the parties have settled the Action for $400,000. However, the Company may fully satisfy the terms of the Settlement Agreement by making payments to employees totaling $200,000 in the following manner. Deliver clean stock to an escrow agent who will sell a maximum of $30,000 of said stock each month until they have received the total of $200,000 turned over to the employee attorney's. The Company has accrued $200,000 for damages for this action as of December 31, 2003.

         WHITEFORD JET WINGS, Ltd. v. MOONEY AEROSPACE GROUP, Ltd. ET AL., Cal. Super. Ct. (Los Angeles County, Long Beach District), Case No. NC033548 (filed January 21, 2003). This case was filed by a company that alleged it had signed an agreement to be the exclusive regional distributor of Jetcruzer aircraft in Illinois, Indiana, Kentucky, and Wisconsin, and that it had put down a deposit of $390,000 for the first 39 aircraft it was to purchase. On December 19, 2003, plaintiff made an Offer to Compromise for the sum of $389,000, with each side bearing its own costs and fees. On January 15, 2004, the Company accepted this offer.

         Within five business days after Court approval of this Settlement Agreement, the Company shall deliver to Whiteford's counsel (1) 9,523,810 shares of the Company's stock (valued at $200,000) issued to Ron Whiteford individually; and (2) a fully executed note in the amount of $190,000. The note shall carry interest at the rate of three percent (3%), and is for a three (3) year period. The note shall be convertible to the Company's common stock at $0.021 per share after the date of registration of the common shares issuable upon conversion of the note and then at any time thereafter until the note is fully paid.

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

         AP Long Beach Airport, LLC ("AP"), the lessor, has filed a complaint in the Los Angeles Superior Court, alleging breach of a Sublease Agreement by the Company for failure to pay rent. Specifically, AP alleges that AP and the Company entered into a Lease Agreement for the lease of real property located in Long Beach, California to the Company for a thirty year term. AP and the Company later entered into first, an Assignment and Assumption Agreement and then, a Sublease Agreement wherein AP sublet the property to the Company for a term of eighteen years at a monthly rent of $106,167. On December 3, 2003, in connection with the lawsuit in the Superior Court of the State of California for the County of Los Angeles, South District, the Company and AP entered into a stipulation regarding: Admission of Liability and Binding Arbitrage of Damages. Under the Stipulation, the Company admitted liability to all of AP's claims, except that the Company and AP agreed to enter into binding arbitration with respect to (i) the calculation of damages sought by AP and (ii) whether AP properly mitigated its damages. The Company has offered to settle this legal matter for $4,000,000. Arbitration began in early March. The Company is awaiting another hearing scheduled for March 25, 2004. The final closing hearing is tentative scheduled for April 24, 2004. During testimony to date, the Company's expert witness has set the damages at $5,000,000, while the plaintiff's expert witness has calculated the damages to be $29,000,000. Based on current information being presented to the Arbitrator, the Company believes that the range of the ultimate resolution of this matter will be between $9,000,000 and not to exceed the $14,099,000 that is accrued.

         Other Litigation
         ----------------

         In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At December 31, 2003, management believes that the Company is not a party to any action which would have a material impact on its consolidated financial condition, operations, or cash flows.

         Leases
         ------

         The Company leases a 418,000 square feet complex located in Kerrville, Texas under an operating lease agreement with the City of Kerrville, Texas that expires in September 2033. The lease provides for current monthly lease payments of $1,434, increasing over the term of the lease.

         Future minimum lease payments applicable to non-cancelable operating leases as of December 31, 2003, are as follows:

                   Year ending December 31,
                        2004                                    $        17,207
                        2005                                             17,207
                        2006                                             17,207
                        2007                                             17,207
                        2008                                             17,207
                        Thereafter                                    1,256,547
                                                                ----------------

                   Net Minimum Lease Payments                   $     1,342,582
                                                                ================

         The Company incurred rent expense of $17,207 and $184,375 for the years ended December 31, 2003 and 2002, respectively.

         Employment Contracts
         --------------------

         The Company's former President and Chief Executive Officer, Dr. Carl Chen, resigned effective January 8, 2002. He will remain available as needed for consulting with the Company on mutually agreed upon basis. The Company agreed to pay Dr. Chen severance of $300,000 over the next two years. At December 31, 2003, $150,000 of Dr Chen's severance had not been paid. In addition, he received warrants to purchase 2,000,000 shares of Class A Common Stock at an exercise price of $.25 valued at $320,000 using the Black-Scholes pricing model.

         On August 15, 2002, Mr. Roy H. Norris, President and Chief Executive Officer submitted his resignation to the Board of Directors. Mr. Norris announced that he had accomplished the objectives he established in taking this position, of recruiting a new management team and setting a new direction for the Company, and was submitting his resignation and turning the company over to those he recruited for that purpose. Subsequent to Mr. Norris' resignation, Mr. L. Peter Larson, Chief Operating Officer and Chief Financial Officer, became the President and Chief Executive Officer. The terms of Mr. Norris' severance called for the payment of $165,000 in cash as severance pay, in addition to $58,000 in consulting fees and expenses, and has been paid. In addition, the Company was to issue a number of shares of Class A common stock that is equivalent to 1.5% of all outstanding Class A shares. During the year ended December 31, 2003, the Company issued to Mr. Norris 1,075,136 shares of Class A common stock in satisfaction of this obligation.

         Additionally, the Company has executed a three-year employment agreement with one executive dated January 8, 2002. On a ratable basis over the three-year period, the executive will vest a total of 3% ownership in the Company. During the year ended December 31, 2003, the Company issued 6,066,935 shares of Class A common stock under this agreement. At December 31, 2003, the Company has accrued $103,000, which represents 7,650,128 shares of common stock, in compensation expense representing the estimated fair market value of the vested ownership at the date for remaining shares to be issued under this agreement. The underlying shares were issued in January 2004.

NOTE 13 - NON-RECURRING EXPENSES

         During the fourth quarter of fiscal 2002, the Company abandoned its facility in Long Beach, California and incurred a loss of approximately $11,083,000, representing the net book value of property and equipment of $476,000 and building of $10,607,000. Such losses are classified as non-recurring expense in the accompanying consolidated statements of operations (see Notes 12 and 14).

NOTE 14 - LIABILITIES RELATED TO ABANDONED PROPERTY

         As discussed in Notes 12 and 13, the Company abandoned its facility in Long Beach, California that it had used for its research and development activities and its corporate office building, in connection with the move of all operations to Kerrville, Texas. There were certain obligations related to this building, principally to the owner/lessor, for which the Company remains legally obligated (see Note 12). Although management believes that the obligations will be settled at amounts significantly less than their recorded amounts, the Company does not yet have a formal settlement with the lessor and, accordingly, the obligations continue to be presented at their contractual amounts. In the accompanying consolidated balance sheet, the Company has the following liabilities remaining that relate to this building:

                   Lease obligation (present value of remaining
                     lease payments)                              $  12,622,000
                   Accrued interest on lease obligation                 926,000
                   Other, net                                           551,000
                                                                  --------------

                                                                  $  14,099,000
                                                                  ==============

         The Company believes they will settle the lawsuit described in Note 12, and that the accrual will be sufficient to account for the actual damages.

         As of December 31, 2003, the Company has written off the related net capitalized cost of the building totaling $10,607,000 (See Note 13).

NOTE 15 - PER SHARE INFORMATION

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

                                                                         2003              2002
                                                                    --------------   --------------
                   Numerator
                      Loss before extraordinary item                $ (14,191,000)   $ (38,822,000)
                      Amortization of discount on preferred stock         (54,000)        (224,000)
                      Dividends in Arrears                               (504,000)        (459,000)
                                                                    --------------   --------------

                   Numerator for basic loss per share               $ (14,749,000)   $ (39,505,000)
                                                                    ==============   ==============

                   Denominator
                      Weighted average shares of Class B shares         1,014,000        1,014,000
                      Weighted average shares of Class A shares       235,895,000       67,169,000
                                                                    --------------   --------------

                   Denominator for basic loss per share               236,909,000       68,183,000
                                                                    ==============   ==============

                   Basic loss per share                             $       (0.06)   $       (0.58)
                                                                    ==============   ==============

         There is no difference between the loss per common share amounts computed for basic and dilutive purposes because the impact of convertible debt and preferred stock, options and warrants would be anti-dilutive.

NOTE 16 - EMPLOYEE BENEFITS

         The Company has a 401(k) Plan for its employees. For the years ended December 31, 2003 and 2002, the Company did not make any contributions to the Plan.

NOTE 17 - OTHER INCOME (EXPENSE)

         Other income (expense) in the accompanying consolidated statements of operations for the year ended December 31, 2003 is principally related to the change in fair value of the accrued warrant liability (see Note
         1), and for the year ended December 31, 2002 is principally related to the gain (loss) on the sale of fixed assets and investments.

NOTE 18 - SUBSEQUENT EVENTS

         As discussed in Note 12, in January 2004, the Company agreed to settle certain advanced deposits aggregating $390,000 for $389,000. Also in January 2004, the Company settled another advanced deposit of $90,000 for $45,000. The above settlements resulted in a gain of $46,000 which will be recognized in the first quarter of 2004.