Form 10QSB
period 2004-03-31
MOONEY AEROSPACE GROUP LTD
filed 2004-05-24
CIK 1019825

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                165 AL MOONEY ROAD NORTH, KERRVILLE, TEXAS 78028
                    (Address of principal executive offices)

                                 (830) 896-6000
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
            As of April 30 2004 - 632,043,258 shares of common stock

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION                                             2

Item 1.    Financial Statements                                              2

           Consolidated Balance Sheet as of March 31, 2004 (unaudited)       2

           Consolidated Statements of Operations for the
           three months ended March 31, 2004 and 2003 (unaudited)            3

           Consolidated Statements of Cash Flows for the
           three months ended March 31, 2004 and 2003 (unaudited)            4
           Notes to Consolidated Financial Statements (unaudited)            6

Item 2.    Management's Discussion and Analysis or Plan of Operations       13

Item 3.    Controls and Procedures                                          19

PART II.   OTHER INFORMATION                                                19

Item 1.    Legal Proceedings                                                19

Item 2.    Change in Securities                                             20

Item 3.    Defaults Upon Senior Securities                                  21

Item 4.    Submission of Matters to a Vote of Security Holders              21

Item 5.    Other Information                                                21

Item 6.    Exhibits and Reports on Form 8-K                                 21

SIGNATURES                                                                  22

CERTIFICATIONS                                                              23


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                             MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEET

                                                                                         MARCH
                                                                                        31, 2004
                                                                                     --------------
                                                                                       (unaudited)
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                       $     519,000
     Accounts receivable, net of allowance for doubtful accounts of $2,000                 128,000
     Inventory                                                                           8,934,000
     Debt issuance costs, current portion                                                  325,000
     Prepaid expenses and other current assets                                              70,000

                                                                                     --------------
TOTAL CURRENT ASSETS                                                                     9,976,000

PROPERTY AND EQUIPMENT, net                                                              3,810,000
TRADE NAME                                                                               1,802,000
DEBT ISSUANCE COSTS, less current portion                                                1,169,000

                                                                                     --------------
TOTAL ASSETS                                                                         $  16,757,000
                                                                                     ==============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                                $   1,956,000
     Accrued expenses                                                                    1,940,000
     Accrued interest                                                                    3,940,000
     Accrued settlement of abandoned lease                                              24,152,000
     Advanced deposits                                                                   1,449,000
     Advances from related parties                                                         540,000
     Revolver loan                                                                       2,687,000
     Convertible debentures, current portion                                             2,377,000
     Notes payable, current portion (including related party notes of $288,000)            521,000

                                                                                     --------------
TOTAL CURRENT LIABILITIES                                                               39,562,000

CONVERTIBLE DEBENTURES, less current portion (including related
     party convertible debentures of $75,000)                                           25,238,000
NOTES PAYABLE, less current portion                                                      5,002,000

                                                                                     --------------
TOTAL LIABILITIES                                                                       69,802,000
                                                                                     --------------

COMMITMENT AND CONTINGENCIES                                                                    --

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 0 shares
       issued and outstanding; 100,000 shares designated as Series A                            --
     Series A, Cumulative Convertible Preferred Stock, $100 stated value per share, 100,000 shares authorized; 21,322 shares issued and
       outstanding                                                                       1,718,000
     Class A Common stock, $0.0001 par value; 3,000,000,000 shares
       authorized; 592,798,620 shares issued and outstanding                                59,000
     Class B Common stock, $0.0001 par value; 10,000,000 shares
       authorized; 1,013,572 shares issued and outstanding                                      --
     Class E-1 Common stock, $0.0001 par value; 4,000,000 shares
       authorized; 4,000,000 shares issued and outstanding                                      --
     Class E-2 Common stock, $0.0001 par value; 4,000,000 shares
       authorized; 4,000,000 shares issued and outstanding                                      --
     Additional paid-in capital                                                         99,696,000
     Accumulated deficit                                                              (154,518,000)

                                                                                     --------------
TOTAL STOCKHOLDERS' DEFICIT                                                            (53,045,000)
                                                                                     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $  16,757,000
                                                                                     ==============

                                    See accompanying notes to the
                                 consolidated financial statements.


                        MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED
                                                          --------------------------------
                                                             MARCH               MARCH
                                                            31, 2004            31, 2003
                                                          -------------      -------------
                                                           (unaudited)        (unaudited)
NET SALES                                                 $  3,736,000       $  1,865,000

COST OF SALES                                                3,886,000          1,532,000

                                                          -------------      -------------
GROSS PROFIT (LOSS)                                           (150,000)           333,000
                                                          -------------      -------------

OPERATING EXPENSES
      Research and development expenses                        144,000                 --
      Selling and support expenses                             674,000            479,000
      General and administrative expenses                    1,265,000          1,141,000
      Non-recurring expenses                                10,052,000                 --

                                                          -------------      -------------
TOTAL OPERATING EXPENSES                                    12,135,000          1,620,000
                                                          -------------      -------------

LOSS FROM OPERATIONS                                       (12,285,000)        (1,287,000)
                                                          -------------      -------------

OTHER INCOME (EXPENSE)
      Interest income                                               --             10,000
      Other income, net                                         65,000            341,000
      Amortization of debt issue costs and discounts          (733,000)        (1,543,000)
      Interest expense                                        (601,000)        (2,338,000)

                                                          -------------      -------------
TOTAL OTHER INCOME (EXPENSE)                                (1,269,000)        (3,530,000)
                                                          -------------      -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                     (13,554,000)        (4,817,000)

PROVISION FOR INCOME TAXES                                          --                 --

NET LOSS                                                  $(13,554,000)      $ (4,817,000)
                                                          =============      =============

NET LOSS PER SHARE - BASIC AND DILUTED                    $      (0.03)      $      (0.05)
                                                          =============      =============

                               See accompanying notes to the
                            consolidated financial statements.


                        MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              THREE MONTHS ENDED
                                                        --------------------------------
                                                            MARCH             MARCH
                                                           31, 2004          31, 2003
                                                        -------------      -------------
                                                         (unaudited)        (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                            $(13,554,000)      $ (4,817,000)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
        Noncash professional service expense                 250,000                 --
        Amortization of debt discount                        363,000          1,477,000
        Amortization of debt issuance costs                  372,000             66,000
        Depreciation and amortization expense                196,000            142,000
    Changes in operating assets and liabilities:
      Accounts receivable                                         --           (105,000)
      Inventory                                             (268,000)        (1,371,000)
      Prepaid expenses and other current assets              113,000             86,000
      Accounts payable                                    (1,028,000)          (191,000)
      Accrued expenses                                      (689,000)           823,000
      Accrued interest                                       523,000          2,306,000
      Accrued settlement of abandoned lease               10,053,000                 --
      Accrued warrant liability                                   --           (350,000)
      Advanced deposits                                     (162,000)           153,000

                                                        -------------      -------------
Net cash used in operating activities                     (3,831,000)        (1,781,000)
                                                        -------------      -------------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                       (13,000)           (16,000)

                                                        -------------      -------------
Net cash used in investing activities                        (13,000)           (16,000)
                                                        -------------      -------------

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from revolver loan, net                       2,687,000                 --
    Proceeds from advances from related parties              540,000                 --
    Proceeds from issuance of notes payable                       --          2,200,000
    Payments for debt issue costs                                 --           (229,000)
    Payments on notes payable                                (39,000)        (1,346,000)

                                                        -------------      -------------
Net cash provided by financing activities                  3,188,000            625,000
                                                        -------------      -------------

NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                        (656,000)        (1,172,000)

CASH AND CASH EQUIVALENTS, Beginning of period             1,175,000          1,413,000
                                                        -------------      -------------

CASH AND CASH EQUIVALENTS, End of period                $    519,000       $    241,000
                                                        =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                       $     76,000       $         --
                                                        =============      =============
    Income taxes paid                                   $         --       $         --
                                                        =============      =============

                               See accompanying notes to the
                            consolidated financial statements.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2004, the Company: 1) converted 4,646 shares of Series A preferred stock into 15,162,101 shares of Class A common stock valued at $363,795, 2) converted $1,738,295 of convertible debentures into 76,550,436 shares of Class A common stock, 3) converted $330,852 of accrued interest into 14,009,603 shares of Class A common stock, 4) issued 7,650,128 shares of Class A common stock for accrued compensation of $102,513, 5) issued 12,500,000 shares of Class A common stock for consulting fees valued at $250,000, 6) issued 9,523,810 shares of Class A common stock valued at $200,000 and issued a convertible note in the amount of $190,000 as full settlement for a legal claim .

During the three months ended March 31, 2003, the Company converted: 1) 2,132 shares of Series A preferred stock into 14,286,525 shares of Class A common stock valued at $165,000, 2) $286,000 of convertible debentures into 19,151,509 shares of Class A common stock, and 3) $32,000 of accrued interest into 2,466,014 shares of Class A common stock.

                               See accompanying notes to the
                            consolidated financial statements.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Mooney Aerospace Group, Ltd. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB. The results of the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the three months ended March 31, 2004 of $13,554,000 and at March 31, 2004, had an accumulated deficit of $154,518,000 and a working capital deficit of $29,586,000. In addition, an arbitrator rendered a judgment in the amount of $23,902,000 against the Company in a legal dispute brought by the Company's former landlord. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

         3. The Company also has a revolver loan for up to $4,000,000 to finance materials purchases for production. The revolver loan is repaid as each plane is sold. In addition to this, during April 2004, this revolver loan was increased $1,500,000 to be used for working capital purposes (see Note 12). With these additional funds we should be able to finance our plan of operations.

Stock Options
-------------
The Company did not grant any new options and no options were cancelled or exercised during the three months ended March 31, 2004. As of March 31, 2004, no options were outstanding under the Company Stock Option Plan (the "Plan"), and 300,000 were options outstanding that were issued outside the Plan in July 2002

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

that were fully vested on that date. The pro forma information regarding the effect on operations that is required by SFAS 123 and SFAS 148 has not been presented since there is no pro forma expense to be shown for the three months ended March 31, 2004 and 2003.

NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Boards ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. (See Note 11 for per share information) The following potential common shares have been excluded from the computation of diluted net loss per share as of March 31, 2004 and 2003 because the effect would have been anti-dilutive:

                                                                      2004              2003
                                                                 ---------------  ---------------
         Conversion of Series A preferred stock                       67,149,661      375,077,777
         Conversion of convertible debentures                      1,447,662,452    3,947,746,311
         Stock options issued to employees                               300,000          300,000
         Warrants issued with convertible debentures                           -       62,939,612
         Warrants issued with Series A preferred stock                         -        2,771,002
         Warrants issued with equity line                              4,268,764        4,268,764
         Warrants issued with severance package                        2,000,000        2,000,000
         Warrants issued with acquisition of MAC                       3,623,189        3,623,189
                                                                 ---------------  ---------------
                                                                   1,525,004,066    4,398,726,655
                                                                 ===============  ===============

NOTE 3 - INVENTORY

Inventory at March 31, 2004 consisted of the following:

         Raw materials and purchased parts                       $     2,116,000
         Work-in-process                                               3,997,000
         Semi-finished and finished goods                              2,821,000
                                                                 ---------------

                                                                 $     8,934,000
                                                                 ===============
NOTE 4 - PROPERTYAND EQUIPMENT

Property and equipment at March 31, 2004 consisted of the following:

         Aircraft                                                $      660,000
         Office furniture and equipment                                 577,000
         Machinery and equipment                                      4,078,000
                                                                 ---------------
                                                                      5,315,000
          Less accumulated depreciation and amortization             (1,505,000)
                                                                 ---------------
                                                                 $    3,810,000
                                                                 ===============

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE 5 - NOTES PAYABLE

Notes payable at March 31, 2004 consisted of the following:

         Note payable to BLX Commercial Capital, LLC - interest rate prime plus
              2%; secured by virtually all the assets of the Company and a
              $2,000,000 life insurance policy on the Company's Chief Executive
              Officer and is guaranteed under the U.S. Department of Agriculture
              Business and Industry Guaranteed Loan Program; monthly principal and interest payments of $32,516, with any unpaid principal and
              interest due on November 1, 2028.                                          $      4,972,000

         Note payable to Lincoln Mortgage Corporation- interest rate 4.75%;
              unsecured note with monthly principal payment of $2,470 plus interest, with any unpaid principal and
              interest due on April 1, 2008.                                                      107,000

         Notes payable to individual investors (including $288,000 to the
              Company's chairman) - interest rate 8%; unsecured notes with all principal and interest payments due at
              maturity on various dates in 2004.                                                  444,000
                                                                                         ----------------

                                                                                                5,523,000
                            Less current maturities                                              (521,000)
                                                                                         -----------------

                                                                                         $      5,002,000
                                                                                         =================

NOTE 6 - REVOLVING LOAN

On November 17, 2003, the Company finalized a revolving loan in the aggregate principal amount of $4,000,000 issued by MAC to two related parties, pursuant to an Amended and Restated Loan and Purchase Money Security Agreement. The revolving loan has a term of two (2) years and bears interest at a rate of 10% per annum. The proceeds of the revolving loan will be used to finance the purchase of airplane parts to be used in the manufacture of airplanes, and is secured by parts and equipment purchased with such proceeds. The issuers of the revolving loan have the option of converting any or all the amounts outstanding under the loan to shares of the Company's common stock at $0.00856 per share, which represents a total beneficial conversion feature of $4,000,000. As the beneficial conversion feature may at any time exceed the outstanding balance due on the revolving loan, the discount is presented as a contra-equity account, included in additional paid-in capital, in the accompanying consolidated financial statements. The beneficial conversion feature is being amortized over the term of the loan beginning on the date of the first borrowing. For the three months ended March 31, 2004, the Company amortized $363,000 of the beneficial conversion feature. As of March 31, 2004, there was $2,687,000 outstanding under this revolving loan. In connection with this revolving loan, the Company is required to pay a commitment fee of $400,000 payable in shares of the Company's common stock. As of March 31, 2004, the shares had not been issued and this $400,000 commitment fees has been included in accrued expenses in the accompanying consolidated balance sheet. This commitment fee will be amortized over the 24 month term of the revolving loan. The commitment shares were subsequently issued during April 2004 (see Note 12).

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE 7 - ADVANCES FROM RELATED PARTIES

During the three months ended March 31, 2004, the Company received $540,000 in advances from two related parties in connection with a loan security agreement (see Note 12). These advances are for working capital purposes and were made prior to the execution of the loan security agreement.

NOTE 8 - CONVERTIBLE DEBENTURES

Convertible debentures at March 31, 2004 consisted of the following:

         Secured convertible debentures to various individual investors (including
              $75,000 to the Company's Chairman) - interest rate 8%;
              convertible into shares of the Company's Class A common
              stock at a rate of $0.0192 per share; debentures mature at
              various dates through 2007.                                                $     21,161,000

         Unsecured convertible debentures to various individual investors -
              interest rate 3%; convertible into shares of the Company's Class A common stock at a rate of $0.0384 per share;
              debentures mature in June 2006.                                                   6,264,000

         Unsecured convertible debentures to Whiteford Jetwings Ltd. -
              interest rate 3%; convertible into shares of the Company's
              Class A common stock at a rate of $0.021 per share;
              debenture matures in 2006.                                                          190,000
                                                                                         -----------------

                                                                                               27,615,000
                            Less current maturities                                            (2,377,000)
                                                                                         -----------------

                                                                                         $     25,238,000

A rollforward of the convertible debentures is as follows:

              Balance, December 31, 2003                                                $      29,164,000
              Issuance of convertible debentures for legal settlement                             190,000
              Conversions into equity                                                          (1,739,000)
                                                                                        ------------------
              Balance, March 31, 2004                                                   $      27,615,000
                                                                                        ==================

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE 9 - COMMON STOCK

During the three months ended March 31, 2004, the Company: 1) converted 4,646 shares of Series A preferred stock into 15,162,101 shares of Class A common stock valued at $363,795, 2) converted $1,738,295 of convertible debentures into 76,550,436 shares of Class A common stock, 3) converted $330,852 of accrued interest into 14,009,603 shares of Class A common stock, 4) issued 7,650,128 shares of Class A common stock for accrued compensation of $102,513, 5) issued 12,500,000 shares of Class A common stock for consulting fees valued at $250,000, and 6) issued 9,523,810 shares of Class A common stock valued at $200,000 and issued a convertible note in the amount of $190,000 as full settlement for a legal claim.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

The damages sought in the complaint include attorneys' fees, tort damages if defamation or fraud can be proven, contractual damages (the contract provides for a year's severance if terminated without cause or notice). The Company has filed a cross-complaint against the two individuals. The Company has accrued damages for this action as of March 31, 2004, for which a settlement agreement was reached and completed in May 2004. This agreement calls for a settlement of $200,000 paid out over six months from the proceeds of sales of Class A common stock.

WHITEFORD JET WINGS, LTD. v. MOONEY AEROSPACE GROUP, LTD. ET AL., Cal. Super. Ct. (Los Angeles County, Long Beach District), Case No. NC033548 (filed January 21, 2003). This case was filed by a company that alleged it had signed an agreement to be the exclusive regional distributor of Jetcruzer aircraft in Illinois, Indiana, Kentucky, and Wisconsin, and that it had put down a deposit of $390,000 for the first 39 aircraft it was to purchase. The suit sought return of the $390,000 deposit on a variety of theories, including breach of contract, account stated, and fraud. A settlement has been reached and the terms include $200,000 from the issuance of 9,523,810 shares of Class A common stock and a convertible note for the amount of $190,000, which is convertible into Class A common stock at the conversion price of .021 cents per share, or 9,047,619 shares. The note carries an interest rate of 3% and is restricted to conversion of no more than $50,000 in any 30 day period. The 9,523,810 shares of Class A common stock were issued March 26, 2004.

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

AP-LONG BEACH AIRPORT LLC v. MOONEY AEROSPACE GROUP, LTD. The Company leased approximately 10 acres of land located on the Long Beach Airport in Long Beach, California. The lease commenced on January 14, 1998 and had a term of 30 years with an option to renew for an additional 10 year term. The lease contained options to lease other airport properties. The lease contained incremental increases, which escalated the monthly rent to approximately $15,600 after 5 years.

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

AP Long Beach Airport, LLC ("AP"), the lessor, has filed a complaint in the Los Angeles Superior Court, alleging breach of a Sublease Agreement by the Company for failure to pay rent. Specifically, AP alleges that AP and the Company entered into a Lease Agreement for the lease of real property located in Long Beach, California to the Company for a thirty year term. AP and the Company later entered into first, an Assignment and Assumption Agreement and then, a Sublease Agreement wherein AP sublet the property to the Company for a term of eighteen years at a monthly rent of $106,167. AP seeks to recover the fair rental value of the property and base rent pursuant to the Lease and Sublease Agreements in addition to its attorneys' fees and costs. On December 3, 2003, in connection with the lawsuit in the Superior Court of the State of California for the County of Los Angeles, South District, the Company and AP entered into a stipulation regarding: Admission of Liability and Binding Arbitration of Damages. Under the Stipulation, the Company admitted liability to all of AP's claims, except that the Company and AP agreed to enter into binding arbitration with respect to (i) the calculation of damages sought by AP and (ii) whether AP properly mitigated its damages. On May 3, 2004, the Company and its former landlord completed the arbitration proceedings. The arbitrator's Preliminary Arbitration Award provides for the payment by the Company of $23,902,000 to AP-Long Beach Airport LLC, plus attorney's fees to be determined at a later date. The Superior Court has not yet reduced it to judgment. The Company has taken the position with the court that it is entitled to de novo review. The Court has not yet ruled on the Company's position. During the three months ended March 31, 2004, the Company has accrued an additional $10,053,000 related to this litigation, bringing the total accrual related to this litigation to $24,152,000, the amount awarded by the arbitrator plus $250,000 in estimated attorney fees.

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions.

NOTE 11 - PER SHARE INFORMATION

The Company calculates basic net loss per share as required by SFAS No. 128, "EARNINGS PER SHARE." Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The following table sets forth the computation of basic loss per share for the three months ended March 31, 2004 and 2003:

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                                       2004               2003
                                                                                ------------------ -----------------
                  Numerator
                    Loss before extraordinary item                              $     (13,554,000) $     (4,817,000)
                    Amortization of discount on preferred stock                                 -           (39,000)
                    Dividends in Arrears                                                 (446,000)         (471,000)
                                                                                ------------------ ----------------
                  Numerator for basic loss per share                            $     (14,000,000) $     (5,327,000)
                                                                                ================== =================

                  Denominator
                    Weighted average shares of Class B shares                           1,014,000         1,014,000
                    Weighted average shares of Class A shares                         527,579,000       103,106,000
                                                                                ------------------ -----------------
                  Numerator for basic loss per share                                  528,593,000       104,120,000
                                                                                ================== =================

                  Basic loss per share                                          $           (0.03) $          (0.05)
                                                                                ================== =================

There is no difference between the loss per common share amounts computed for basic and dilutive purposes because the impact of convertible debt and preferred stock, options and warrants would be anti-dilutive.

NOTE 12 - SUBSEQUENT EVENTS

From April 1, 2004 to April 30, 2004, the Company issued 17,791,462 shares of common stock for conversions of preferred stock and convertible debentures, 17,391,304 for commitment fees and issued 4,061,882 per employment agreements.

On May 6, 2004, the Company entered into an amendment to the Amended and Restated Loan and Purchase Money Security Agreement dated November 17, 2003 (see Notes 6 & 7) that provides for additional funding for working capital purposes up to $1,500,000. This brings the total that can be borrowed under the Revolver Loan to $5,500,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2003 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

We are in the process of offering the Garmin GRMN G1000 all glass integrated avionics system as two new models the Ovation2 GX and the BravoGX. The certification program is now underway and is expected to be complete by mid-summer of 2004. We are extremely excited about our ability to offer the best of both worlds in panel technology.

We have generated $3,736,000 in operating revenues for the three months ended March 31, 2004 from the sale of aircraft and spare parts sales, and have incurred a net loss during the same period of $13,554,000. We believe we will continue to experience losses until such time as we attain a sales level of our aircraft on a commercial scale. No assurance can be made that we will be able to attain sales levels of our aircraft in the foreseeable future that will allow us to generate revenue sufficient to maintain its operations without other sources of financing.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We incurred a net loss for the three months ended March 31, 2004 of $13,554,000 and, at March 31, 2004, had an accumulated deficit of $154,518,000 and a working capital deficit of $29,586,000. In addition, an arbitrator rendered a judgment in the amount of $23,902,000 against us in a legal dispute brought by our former landlord. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide us with the ability to continue in existence.

         o Our management team has been developing a financial plan to address our working capital requirements and believes that if executed successfully, the plan will substantially improve our ability to meet our working capital requirements throughout the year ended December 31, 2004.

         o Management has restructured our current outstanding debt and raised additional capital through the issuance of notes payable, including a $5,000,000 long-term note issued on November 14, 2003, that we believes will be sufficient to fund our current operations and increase the number of airplanes produced to generate sufficient revenue to achieve profitable operating results.

         o The Company also has a revolver loan for up to $4,000,000 to finance materials purchases for production. The revolver loan is repaid as each plane is sold. In addition to this, during April 2004, this revolver loan was increased $1,500,000 to be used for working capital purposes (see Note 12). With these additional funds we should be able to finance our plan of operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had a working capital deficit of $29,586,000 and stockholders' deficit of $53,045,000. Since our inception in January 1990, we have experienced continuing negative cash flow from operations, which have resulted in our inability to pay certain existing liabilities in a timely manner. We have financed our operations through private funding of equity and debt and through the proceeds generated from our December 1996 initial public offering.

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

On November 17, 2003, we issued a secured revolving loan in the aggregate principal amount of $4,000,000 issued by MAC to two related parties, pursuant to an Amended and Restated Loan and Purchase Money Security Agreement. The revolving loan has a term of two (2) years and bears interest at a rate of 10% per annum. The proceeds of the revolving loan will be used to finance the purchase of airplane parts to be used in the manufacture of airplanes, and is secured by parts and equipment purchased with such proceeds. The issuers of the revolving loan have the option of converting any and all the amounts outstanding under the loan to shares of our common stock at $.00856 per share. As of March 31, 2004, there was $2,687,000 outstanding under this revolving loan. On May 6, 2004, we entered into an amendment to the Amended and Restated Loan and Purchase Money Security Agreement dated November 17, 2003 that provides for additional funding for working capital purposes up to $1,500,000. This brings the total that can be borrowed under the Revolver Loan to $5,500,000.

Our current cash balance, along with amounts available to us under the revolving loan, should be sufficient to meet our operating needs for the next 12 months. However if additional funding is required it will be accomplished either through additional stock issuances or debt financing obtained from certain private parties.

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

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see our December 31, 2003 consolidated financial statements in our annual report contained in our Form 10-KSB filed on March 30, 2004.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2004 vs. March 31, 2003
----------------------------------------------------

Net sales for the three months ended March 31, 2004 increased by $1,871,000 or 100% from $1,865,000 for the three months ended March 31, 2003 compared to $3,736,000 for the same period in 2004. During the three months ended March 31, 2004, we sold 7 airplanes as compared to the sale of 3 airplanes for the three months ended March 31, 2003.

Cost of sales for the three months ended March 31, 2004 increased by $2,354,000 or 154% from $1,532,000 for the three months ended March 31, 2003 compared to $3,886,000 for the same period in 2004. The increase in cost of sales is directly related to the significant increase in aircraft sales. We have the capacity to produce more airplanes than have been produced in the past thereby reducing the fixed manufacturing costs associated with each airplane produced. As we increase our production of airplanes we expect our gross margin to improve.

Research and development costs for the three months ended March 31, 2004 increased by $144,000 or 100%, from $0 for the three months ended March 31, 2003, compared to $144,000 for the three months ended March 31, 2004. The significant increase is due to the development of our new instrument panel that will be installed on our aircraft later in 2004.

Selling and support expenses for the three months ended March 31, 2004 increased by $195,000 or 41% from $479,000 for the three months ended March 31, 2003 compared to $674,000 for the same period in 2004. The increase is directly related to the increase in aircraft sales.

General and administrative expenses for the three months ended March 31, 2004 increased by $124,000 or 11% from $1,141,000 for the three months ended March 31, 2003 compared to $1,265,000 for the same period in 2004.

Non-recurring expenses for the three months ended March 31, 2004 relates to the additional accrual for a legal judgment related to litigation with our former landlord. On May 3, 2004, we and our former landlord completed arbitration proceedings of a claim for alleged damages due to termination by us of our lease at our former headquarters in Long Beach, California. The arbitrator's Preliminary Arbitration Award provides for the payment by us of $23,902,000 to AP-Long Beach Airport LLC, plus attorney's fees to be determined at a later date. It is our intention to seek a jury trial. During the three months ended March 31, 2004, we have accrued an additional $10,053,000 related to this litigation, bring the total accrual related to this litigation to $24,152,000, the amount awarded by the arbitrator plus $250,000 in estimated attorney fees.

Other income (expense) for the three months ended March 31, 2004 decreased by $276,000 from $341,000 for the three months ended March 31, 2003 to of $65,000 for the same period in 2004. Other income for the three months ended March 31, 2003 was related to the decrease in the fair value of detachable warrants associated with the convertible debentures. All these warrants were canceled in June 2003, as a result there is no such change in the warrant valuation for the three months ended March 31, 2004. For the three months ended March 31, 2004, the other income relates to the settlement of certain deposits for less that the recorded amount.

Amortization of debt issue costs and discounts for the three months ended March 31, 2004 decreased by $810,000 or 52% from $1,543,000 for the three months ended March 31, 2003 compared to $733,000 for the same period in 2004. The significant decrease is due to the debt discounts being written off in the 2nd quarter of 2003 as a result of the debt restructuring. The amortization for the three months ended March 31, 2004 only represents amortization of the debt issue costs and the amortization of the beneficial conversion feature of the revolver loan.

Interest expense for the three months ended March 31, 2004 decreased by $1,737,000 or 74% from $2,338,000 for the three months ended March 31, 2003 compared to $601,000 for the same period in 2004. For the three months ended March 31, 2003, we accrued penalties related to the non-registration of the shares underlying the convertible debentures. As a result of the debt restructuring in the 2nd quarter of 2003, the penalties were forgiven and future penalties were waived.

Cash used in operating activities for the three months ended March 31, 2004, increased by $2,050,000 as compared to the same period in 2003, due principally to the increased net loss.

Mooney Airplane Company is the only operating entity and the changes in operating assets and liabilities are mainly related to the operations of that business, including changes in inventory, property and equipment and accounts payable.

Cash used in investing activities for the three months ended March 31, 2004, decreased by $3,000 as compared to the same period in 2003.

Cash provided by financing activities for the three months ended March 31, 2004, increased by $2,563,000 as compared to the same period in 2003. The increase is principally due to our borrowings under the revolver loan.

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

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The damages sought in the complaint include attorneys' fees, tort damages if defamation or fraud can be proven, contractual damages (the contract provides for a year's severance if terminated without cause or notice). The Company has filed a cross-complaint against the two individuals. The Company has accrued damages for this action as of March 31, 2004, for which a settlement agreement was reached and completed in May 2004. This agreement calls for a settlement of $200,000 paid out over six months from the proceeds of sales of Class A common stock.

WHITEFORD JET WINGS, LTD. v. MOONEY AEROSPACE GROUP, LTD. ET AL., Cal. Super. Ct. (Los Angeles County, Long Beach District), Case No. NC033548 (filed January 21, 2003). This case was filed by a company that alleged it had signed an agreement to be the exclusive regional distributor of Jetcruzer aircraft in Illinois, Indiana, Kentucky, and Wisconsin, and that it had put down a deposit of $390,000 for the first 39 aircraft it was to purchase. The suit sought return of the $390,000 deposit on a variety of theories, including breach of contract, account stated, and fraud. A settlement has been reached and the terms include

$200,000 from the issuance of 9,523,810 shares of Class A common stock and a convertible note for the amount of $190,000, which is convertible into Class A common stock at the conversion price of .021 cents per share, or 9,047,619 shares. The note carries an interest rate of 3% and is restricted to conversion of no more than $50,000 in any 30 day period. The 9,523,810 shares of Class A common stock were issued March 26, 2004.

AP-LONG BEACH AIRPORT LLC V. MOONEY AEROSPACE GROUP, LTD.
---------------------------------------------------------

The Company leased approximately 10 acres of land located on the Long Beach Airport in Long Beach, California. The lease commenced on January 14, 1998 and had a term of 30 years with an option to renew for an additional 10 year term. The lease contained options to lease other airport properties. The lease contained incremental increases, which escalated the monthly rent to approximately $15,600 after 5 years.

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

AP Long Beach Airport, LLC ("AP"), the lessor, has filed a complaint in the Los Angeles Superior Court, alleging breach of a Sublease Agreement by the Company for failure to pay rent. Specifically, AP alleges that AP and the Company entered into a Lease Agreement for the lease of real property located in Long Beach, California to the Company for a thirty year term. AP and the Company later entered into first, an Assignment and Assumption Agreement and then, a Sublease Agreement wherein AP sublet the property to the Company for a term of eighteen years at a monthly rent of $106,167. AP seeks to recover the fair rental value of the property and base rent pursuant to the Lease and Sublease Agreements in addition to its attorneys' fees and costs. On December 3, 2003, in connection with the lawsuit in the Superior Court of the State of California for the County of Los Angeles, South District, the Company and AP entered into a stipulation regarding: Admission of Liability and Binding Arbitration of Damages. Under the Stipulation, the Company admitted liability to all of AP's claims, except that the Company and AP agreed to enter into binding arbitration with respect to (i) the calculation of damages sought by AP and (ii) whether AP properly mitigated its damages. On May 3, 2004, the Company and its former landlord completed the arbitration proceedings. The arbitrator's Preliminary Arbitration Award provides for the payment by the Company of $23,902,000 to AP-Long Beach Airport LLC, plus attorney's fees to be determined at a later date. The Superior Court has not yet reduced it to judgment. The Company has taken the position with the court that it is entitled to de novo review. The Court has not yet ruled on the Company's position. During the three months ended March 31, 2004, the Company has accrued an additional $10,053,000 related to this litigation, bringing the total accrual related to this litigation to $24,152,000, the amount awarded by the arbitrator plus $250,000 in estimated attorney fees.

ITEM 2.    CHANGE IN SECURITIES

During the three months ended March 31, 2004, the Company: 1) converted 4,646 shares of Series A preferred stock into 15,162,101 shares of Class A common stock valued at $363,795, 2) converted $1,738,295 of convertible debentures into 76,550,436 shares of Class A common stock, 3) converted $330,852 of accrued interest into 14,009,603 shares of Class A common stock, 4) issued 7,650,128 shares of Class A common stock for accrued compensation of $102,513, 5) issued 12,500,000 shares of Class A common stock for consulting fees valued at $250,000, 6) issued 9,523,810 shares of Class A common stock valued at $200,000 and issued a convertible note in the amount of $190,000 as full settlement for a legal claim .

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

8-K filed on May 10, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MOONEY AEROSPACE GROUP, LTD.

May 24, 2004                           By:  /s/ J. Nelson Happy
                                          --------------------------------------
                                            J. Nelson Happy
                                            Vice Chairman,  President & Chief
                                            Financial Officer and Secretary
                                            (Principal Executive Financial
                                            and Accounting Officer)