Form 10QSB
period 2004-06-30
MOONEY AEROSPACE GROUP LTD
filed 2004-09-24
CIK 1019825

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                    000-21749
                            (Commission file number)

                          MOONEY AEROSPACE GROUP, LTD.
                          ----------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 15, 2004 - 644,392,511 shares of common stock

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          MOONEY AEROSPACE GROUP, LTD.
                             (DEBTOR-IN-POSSESSION)
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION                                              2

Item 1.    Financial Statements                                               2

           Balance Sheet as of June 30, 2004 (unaudited)                      2

           Statements of Operations for the
           three and six months ended June 30, 2004 and 2003 (unaudited)      3

           Statements of Cash Flows for the
           six months ended June 30, 2004 and 2003 (unaudited)                4
           Notes to Financial Statements (unaudited)                          6

Item 2.    Management's Discussion and Analysis or Plan of Operations        11

Item 3.    Controls and Procedures                                           15

PART II.   OTHER INFORMATION                                                 16

Item 1.    Legal Proceedings                                                 16

Item 2.    Change in Securities                                              17

Item 3.    Defaults Upon Senior Securities                                   17

Item 4.    Submission of Matters to a Vote of Security Holders               18

Item 5.    Other Information                                                 18

Item 6.    Exhibits and Reports on Form 8-K                                  18

SIGNATURES                                                                   19

CERTIFICATIONS

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                                    MOONEY AEROSPACE GROUP, LTD.
                                       (Debtor-in-Possession)
                                           Balance Sheet

                                                                                          JUNE
                                                                                        30, 2004
                                                                                     --------------
                                                                                       (unaudited)
                                             ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                       $          --
     Prepaid expenses                                                                       67,000
                                                                                     --------------
TOTAL CURRENT ASSETS                                                                        67,000

PROPERTY AND EQUIPMENT, net                                                                152,000
                                                                                     --------------
TOTAL ASSETS                                                                         $     219,000
                                                                                     ==============

                               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                                $       8,000
     Note payable, current portion                                                           1,119
     Secured convertible debentures                                                     20,959,000
                                                                                     --------------
TOTAL CURRENT LIABILITIES                                                               20,968,119

NOTE PAYABLE, net of current portion                                                       146,881
                                                                                     --------------

TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE                                             21,115,000

LIABILITIES SUBJECT TO COMPROMISE                                                       38,440,000

COMMITMENT AND CONTINGENCIES                                                                    --

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding; 100,000 shares designated as Series A - Series
     A, Cumulative Convertible Preferred Stock, $100 stated value
        per share, 100,000 shares authorized; 17,572 shares issued and outstanding       1,428,000
     Class A Common stock, $0.0001 par value; 3,000,000,000 shares
        authorized; 638,342,852 shares issued and outstanding                               64,000
     Class B Common stock, $0.0001 par value; 10,000,000 shares
        authorized; 1,013,572 shares issued and outstanding                                     --
     Class E-1 Common stock, $0.0001 par value; 4,000,000 shares
        authorized; 4,000,000 shares issued and outstanding                                     --
     Class E-2 Common stock, $0.0001 par value; 4,000,000 shares
        authorized; 4,000,000 shares issued and outstanding                                     --
     Additional paid-in capital                                                        101,220,000
     Accumulated deficit                                                              (162,048,000)
                                                                                     --------------
TOTAL STOCKHOLDERS' DEFICIT                                                            (59,336,000)
                                                                                     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $     219,000
                                                                                     ==============

      The accompanying notes are an integral part of these consolidated financial statements.

                                                 2


                                            Mooney Aerospace Group, Ltd.
                                               (DEBTOR-IN-POSSESSION)
                                              Statements of Operations

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      -----------------------------   -----------------------------
                                                          JUNE           JUNE             JUNE            JUNE
                                                        30, 2004        30, 2003        30, 2004        30, 2003
                                                      -------------   -------------   -------------   -------------
                                                       (unaudited)     (unaudited)     (unaudited)     (unaudited)
NET SALES                                             $         --    $         --    $         --    $         --

COST OF SALES                                                   --              --              --              --
                                                      -------------   -------------   -------------   -------------
GROSS PROFIT (LOSS)                                             --              --              --              --
                                                      -------------   -------------   -------------   -------------

OPERATING EXPENSES
     Reorganization expenses                                    --              --              --              --
     General and administrative expenses                   797,000       1,445,000       1,660,000       2,130,000
     Non-recurring expenses                                     --              --      10,052,000              --
                                                      -------------   -------------   -------------   -------------
TOTAL OPERATING EXPENSES                                   797,000       1,445,000      11,712,000       2,130,000
                                                      -------------   -------------   -------------   -------------

LOSS FROM OPERATIONS                                      (797,000)     (1,445,000)    (11,712,000)     (2,130,000)
                                                      -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSE)
     Interest income                                            --              --              --          10,000
     Other income, net                                          --        (861,000)         66,000        (511,000)
     Amortization of debt issue costs and discounts     (1,778,000)     (1,562,000)     (2,511,000)     (3,105,000)
     Interest expense                                     (320,000)     (2,292,000)       (784,000)     (4,630,000)
                                                      -------------   -------------   -------------   -------------
TOTAL OTHER INCOME (EXPENSE)                            (2,098,000)     (4,715,000)     (3,229,000)     (8,236,000)
                                                      -------------   -------------   -------------   -------------

LOSS BEFORE PROVISION FOR INCOME TAXES
     AND DISCONTINTUED OPERATIONS                       (2,895,000)     (6,160,000)    (14,941,000)    (10,366,000)

PROVISION FOR INCOME TAXES                                      --              --              --              --
                                                      -------------   -------------   -------------   -------------
LOSS BEFORE DISCONTINUED OPERATIONS                     (2,895,000)     (6,160,000)    (14,941,000)    (10,366,000)
                                                      -------------   -------------   -------------   -------------

DISCONTINUED OPERATION
     Loss from operations of discontinued operation       (377,000)     (1,119,000)     (1,885,000)     (1,730,000)
     Loss on disposition of discontinued operation      (4,258,000)             --      (4,258,000)             --
                                                      -------------   -------------   -------------   -------------
TOTAL DISCONTINUED OPERATION                            (4,635,000)     (1,119,000)     (6,143,000)     (1,730,000)
                                                      -------------   -------------   -------------   -------------

NET LOSS                                              $ (7,530,000)   $ (7,279,000)   $(21,084,000)   $(12,096,000)
                                                      =============   =============   =============   =============

NET LOSS PER SHARE - BASIC AND DILUTED
     Continuing operations                            $      (0.01)   $      (0.04)   $      (0.03)   $      (0.08)
     Discontinued operations                                 (0.01)          (0.01)          (0.01)          (0.01)
                                                      -------------   -------------   -------------   -------------
                                                      $      (0.02)   $      (0.05)   $      (0.04)   $      (0.09)
                                                      =============   =============   =============   =============

              The accompanying notes are an integral part of these consolidated financial statements.

                                                         3


                                         Mooney Aerospace Group, Ltd.
                                            (DEBTOR-IN-POSSESSION)
                                           Statements of Cash Flows

                                                                                      SIX MONTHS ENDED
                                                                                -----------------------------
                                                                                   JUNE             JUNE
                                                                                  30, 2004        30, 2003
                                                                                -------------   -------------
                                                                                 (unaudited)      (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss from continuing operations                                         $(14,941,000)   $(10,366,000)
   Adjustment to reconcile net loss from continuing operations to net cash provided by (used) in operating activities of continuing operations:
       Noncash professional service expense                                          252,000              --
       Amortization of debt discount                                               1,601,000       2,968,000
       Amortization of debt issuance costs                                           908,000         137,000
       Common stock and warrants issued for services                                  87,000
       Payment of reorganization items                                               (67,000)             --
   Changes in operating assets and liabilities:
     Intercompany                                                                  1,982,000      (1,811,000)
     Accounts payable                                                               (834,000)        100,000
     Accrued expenses                                                                368,000       1,043,000
     Accrued interest                                                                782,000       4,334,000
     Accrued settlement of abandoned lease                                        10,053,000              --
     Accrued warrant liability                                                            --         510,000
     Advanced deposits                                                              (100,000)             --
                                                                                -------------   -------------
Net cash provided by (used in) operating activities of continuing operations           4,000      (2,998,000)
Net cash provided by (used in) operating activities of discontinued operation     (6,459,000)         75,000
                                                                                -------------   -------------
Net cash used in operating activities                                             (6,455,000)     (2,923,000)
                                                                                -------------   -------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Cash sold with disposition of Mooney Airplane Company                            (799,000)             --
   Purchase of property and equipment                                               (152,000)             --
                                                                                -------------   -------------
Net cash used in investing activities of continuing operations                      (951,000)             --
Net cash used in investing activities of discontinued operations                     (13,000)        (21,000)
                                                                                -------------   -------------
Net cash used in investing activities                                               (964,000)        (21,000)
                                                                                -------------   -------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable                                           148,000       4,780,000
   Payments for debt issue costs                                                          --        (380,000)
   Payments on notes payable                                                              --      (2,658,000)
                                                                                -------------   -------------
Net cash provided by financing activities of continuing operations                   148,000       1,742,000
Net cash provided by financing activities of discontinued operation                6,096,000         404,000
                                                                                -------------   -------------
Net cash provided by financing activities                                          6,244,000       2,146,000
                                                                                -------------   -------------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                               (1,175,000)       (798,000)

CASH AND CASH EQUIVALENTS, Beginning of period                                     1,175,000       1,413,000
                                                                                -------------   -------------

CASH AND CASH EQUIVALENTS, End of period                                        $         --    $    615,000
                                                                                =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                                $         --    $    266,000
                                                                                =============   =============
   Income taxes paid                                                            $         --    $         --
                                                                                =============   =============

           The accompanying notes are an integral part of these consolidated financial statements.

                                                      4

                          MOONEY AEROSPACE GROUP, LTD.
                             (DEBTOR-IN-POSSESSION)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 2004, the Company: 1) converted 8,396 shares of Series A preferred stock into 26,644,035 shares of Class A common stock valued at $653,443, 2) converted $1,938,115 of convertible debentures into 87,054,640 shares of Class A common stock, 3) converted $366,558 of accrued interest into 15,869,326 shares of Class A common stock, 4) issued 11,712,010 shares of Class A common stock for accrued compensation of $157,348, 5) issued 12,745,185 shares of Class A common stock for consulting fees valued at $257,925, 6) issued 17,391,304 shares of Class A common stock for a commitment fee of $400,000, and 7) issued 9,523,810 shares of Class A common stock valued at $200,000 and issued a convertible note in the amount of $190,000 as full settlement for a legal claim.

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

                          MOONEY AEROSPACE GROUP, LTD.
                             (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements have been prepared by Mooney Aerospace Group, Ltd. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB. The results of the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

The interim unaudited financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Accordingly, all pre-petition liabilities subject to compromise have been segregated in the unaudited balance sheets and classified as "liabilities subject to compromise," at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as reorganization items, net in the unaudited statements of operations. Cash used in reorganization items is disclosed separately in the unaudited statements of cash flows.

Stock Options
-------------
The Company did not grant any new options and no options were cancelled or exercised during the six months ended June 30, 2004. As of June 30, 2004, no options were outstanding under the Company Stock Option Plan (the "Plan"), and 300,000 were options outstanding that were issued outside the Plan in July 2002 that were fully vested on that date. The pro forma information regarding the effect on operations that is required by SFAS 123 and SFAS 148 has not been presented since there is no pro forma expense to be shown for the six months ended June 30, 2004 and 2003.

NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Boards ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. (See Note 9 for per share information) The following potential common shares have been excluded from the computation of diluted net loss per share as of June 30, 2004 and 2003 because the effect would have been anti-dilutive:

                          MOONEY AEROSPACE GROUP, LTD.
                             (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                     2004             2003
                                               ---------------  ---------------
   Conversion of Series A preferred stock           57,291,302       81,773,438
   Conversion of convertible debentures          1,449,523,010    1,439,694,010
   Stock options issued to employees                   300,000          300,000
   Warrants issued with equity line                  4,268,764        4,268,764
   Warrants issued with severance package            2,000,000        2,000,000
   Warrants issued with acquisition of MAC           3,623,189        3,623,189
                                               ---------------  ---------------
                                                 1,517,006,265    1,531,659,401
                                               ===============  ===============

NOTE 3 - DISCONTINUED OPERATIONS

On May 28, 2004, in order to preserve the value of its Mooney Airplane Company ("MAC") subsidiary, and avoid a cessation of operations, and the loss of jobs and other economic dislocations, the Company entered into a Stock Purchase Agreement ("Agreement") with Allen Holding & Finance Ltd., a corporation formed and existing under the laws of Switzerland ("Allen"). The Company, in lieu of foreclosure, voluntarily turned over its ownership of 100 shares of MAC common stock, which represented all the issued and outstanding shares of MAC, to Allen who is the designee of the secured convertible debenture holders. Pursuant to the Agreement the Company sold its wholly owned subsidiary, MAC to Allen in exchange for the assumption of approximately $21,000,000 of secured convertible debentures. Although Allen assumed approximately $21,000,000 of debt, the Company was not released of its obligation for this debt. The Company has recognized a loss on the disposition of MAC in the amount of $4,258,000. The historical financial statements have been restated to present MAC as a discontinued operation.

Below is a summary of the operating results of MAC for the period of January 1, 2004 to May 28, 2004 and the six months ended June 30, 2003:

                                                   2004             2003
                                            ---------------    --------------

       Net sales                            $    5,415,254     $   4,512,357
                                            ===============    ==============
       Gross profit (loss)                  $     (340,990)    $     261,591
                                            ===============    ==============
       Operating expenses                   $    1,298,456     $   1,956,464
                                            ===============    ==============
       Net loss                             $   (1,884,857)    $  (1,730,171)
                                            ===============    ==============

NOTE 4 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On June 10, 2004 ("Petition Date"), Mooney Aerospace Group, Ltd filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the district of Delaware ("Court") under case number 04-11733. The Company is currently operating its business as debtors-in-possession pursuant to the Bankruptcy Code.

The Company seeks judicial reorganization based upon a judgment issued against the Company by the Superior Court of the State of California, Los Angeles County in excess of $23 million. As a debtor-in-possession, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

                          MOONEY AEROSPACE GROUP, LTD.
                             (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Company generally may not be enforced. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

The plan of reorganization, which has been submitted to the Court for approval and is continuing to undergo revision and adjustments, provides for the restructured company to repurchase MAC from Allen for 50% of the its outstanding common stock, issue 46% of its common stock to unsecured creditors, issue 2% of its common stock to the preferred stockholders and the remaining 2% would remain with the current common stockholders. In addition, the restructured company would still be liable for the secured convertible debentures.

NOTE 5 - LIABILITIES SUBJECT TO COMPROMISE

Under bankruptcy law, actions by creditors to collect indebtedness the Company owes prior to the Petition Date are stayed. All pre-petition liabilities have been classified as liabilities subject to compromise in the unaudited balance sheet. Adjustments to the claims may result from negotiations, payments authorized by Court order, additional rejection of executory contracts including leases, or other events.

Pursuant to an order of the Court, we mailed notices to all known creditors that the deadline for filing proofs of claim with the Court is December 15, 2004. Amounts that we have recorded may be different than amounts filed by our creditors. The number and amount of allowed claims cannot be presently ascertained.

The following table summarizes the components of the liabilities classified as liabilities subject to compromise in our unaudited balance sheet as of June 30, 2004:

       Accounts payable                                  $    1,241,000
       Accrued expenses                                         937,000
       Notes payable                                            444,000
       Accrued interest                                       4,095,000
       Airplane deposits                                      1,115,000
       Legal judgment                                        24,152,000
       Unsecured convertible debentures                       6,456,000
                                                         --------------
                                                         $   38,440,000
                                                         ==============

NOTE 6 - PROPERTYAND EQUIPMENT

In June 2004, the Company purchased real estate in the state of New Jersey for $152,000.

                          MOONEY AEROSPACE GROUP, LTD.
                             (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 7 - NOTES PAYABLE

Notes payable at June 30, 2004 consisted of the following:

    Notes payable to individual, accrues interest at 8.5%
       per annum with monthly principal and interest
       payments of $1,138; secured by real estate
       purchased in New Jersey; due on June 8, 2034.                    148,000
                                                                   -------------

                                                                        148,000
            Less current maturities                                      (1,119)
                                                                   -------------
                                                                   $    146,881
                                                                   =============

NOTE 8 - COMMON STOCK

During the six months ended June 30, 2004, the Company: 1) converted 8,396 shares of Series A preferred stock into 26,644,035 shares of Class A common stock valued at $653,443, 2) converted $1,938,115 of convertible debentures into 87,054,640 shares of Class A common stock, 3) converted $366,558 of accrued interest into 15,869,326 shares of Class A common stock, 4) issued 11,712,010 shares of Class A common stock for accrued compensation of $157,348, 5) issued 12,745,185 shares of Class A common stock for consulting fees valued at $257,925, 6) issued 17,391,304 shares of Class A common stock for a commitment fee of $400,000, and 7) issued 9,523,810 shares of Class A common stock valued at $200,000 and issued a convertible note in the amount of $190,000 as full settlement for a legal claim.

                          MOONEY AEROSPACE GROUP, LTD.
                             (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 9 - PER SHARE INFORMATION

The Company calculates basic net loss per share as required by SFAS No. 128, "EARNINGS PER SHARE." Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The following table sets forth the computation of basic loss per share for the three and six months ended June 30, 2004 and 2003:

                                                  For the three months ended         For the six months ended
                                                            June 30,                          June 30,
                                                -------------------------------   -------------------------------
                                                     2004             2003             2004             2003
                                                --------------   --------------   --------------   --------------
Numerator
  Loss before discontinued operations           $  (2,895,000)   $  (6,160,000)   $ (14,941,000)   $ (10,366,000)
  Amortization of discount on preferred stock              --          (14,000)              --          (53,000)
  Dividends in Arrears                               (393,000)        (476,000)        (393,000)        (476,000)
                                                --------------   --------------   --------------   --------------
Numerator for basic loss per share from         $  (3,288,000)   $  (6,650,000)   $ (15,334,000)   $ (10,895,000)
                                                ==============   ==============   ==============   ==============

Numerator for basic loss per share from
  discontinued operation                        $  (4,635,000)   $  (1,119,000)   $  (6,143,000)   $  (1,730,000)
                                                ==============   ==============   ==============   ==============
Denominator
  Weighted average shares of Class B shares         1,014,000        1,014,000        1,014,000        1,014,000
  Weighted average shares of Class A shares       629,615,000      163,362,000      578,597,000      133,400,000
                                                --------------   --------------   --------------   --------------
Numerator for basic loss per share                630,629,000      164,376,000      579,611,000      134,414,000
                                                ==============   ==============   ==============   ==============

Basic loss per share from continuing            $       (0.01)   $       (0.04)   $       (0.03)   $       (0.08)
                                                ==============   ==============   ==============   ==============
Basic loss per share from discontinued          $       (0.01)   $       (0.01)   $       (0.01)   $       (0.01)
                                                ==============   ==============   ==============   ==============

There is no difference between the loss per common share amounts computed for basic and dilutive purposes because the impact of convertible debt and preferred stock, options and warrants would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the year ended December 31, 2003 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

MACorp was the world's leading supplier of high performance single engine general aviation aircraft primarily serving business and owner-flown markets. MACorp produced over 10,000 aircraft since its founding in 1947, and presently has over 8,000 aircraft in operation in the US alone. We acquired substantially all of MACorp's assets and intended to return to full production of the Mooney aircraft line. MACorp's assets were held by our wholly owned subsidiary named Mooney Airplane Company, Inc. ("MAC"). On July 23, 2002, we changed our name to Mooney Aerospace Group, Ltd.

We believed that the acquisition of MACorp's assets would allow us to create a dynamic general aviation company by returning Mooney to full production and creating substantial potential for earnings growth for the Company and its shareholders.

We commenced the commercial sale of aircraft, and we derive a substantial portion of our revenues from the sale of a relatively small number of aircraft.

On June 27, 2002 MAC announced that we had received a Federal Aviation Administration (FAA) production certificate that covers the: Eagle2 (Mooney
M20S), Ovation2 (Mooney M20R) and the Bravo2 (Mooney M20M).

On August 8, 2002 we announced that MAC had received FAA certification as a repair station. The repair station is co-located with the MAC production facility in Kerrville, Texas.

On May 28, 2004, in order to preserve the value of our MAC subsidiary, and avoid a cessation of operations, and the loss of jobs and other economic dislocations, we entered into a Stock Purchase Agreement with Allen Holding & Finance Ltd., a corporation formed and existing under the laws of Switzerland. We, in lieu of foreclosure, voluntarily turned over our ownership of 100 shares of MAC common stock, which represented all the issued and outstanding shares of MAC, to Allen who is the designee of the secured convertible debenture holders.

On June 10, 2004, we filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the district of Delaware under case number 04-11733. We are currently operating our business as debtors-in-possession pursuant to the Bankruptcy Code.

CRITICAL ACCOUNTING POLICIES

We are currently operating our business as debtors-in-possession pursuant to the Bankruptcy Code and in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Accordingly, all pre-petition liabilities subject to compromise have been segregated in the unaudited balance sheets and classified as "liabilities subject to compromise," at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as reorganization items, net in the unaudited statements of operations. Cash used in reorganization items is disclosed separately in the unaudited statements of cash flows.

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

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our financial statements, see our December 31, 2003 financial statements in our annual report contained in our Form 10-KSB filed on March 30, 2004.

DISCONTINUED OPERATIONS

On May 28, 2004, in order to preserve the value of our MAC subsidiary, and avoid a cessation of operations, and the loss of jobs and other economic dislocations, we entered into a Stock Purchase Agreement with Allen Holding & Finance Ltd., a corporation formed and existing under the laws of Switzerland. We, in lieu of foreclosure, voluntarily turned over our ownership of 100 shares of MAC common stock, which represented all the issued and outstanding shares of MAC, to Allen who is the designee of the secured convertible debenture holders. Pursuant to the agreement we sold our wholly owned subsidiary, MAC to Allen in exchange for the assumption of approximately $21,000,000 of secured convertible debentures. Although Allen assumed approximately $21,000,000 of debt, we were not released of our obligation for this debt. We recognized a loss on the disposition of MAC in the amount of $4,258,000. The historical financial statements have been restated to present MAC as a discontinued operation.

Below is a summary of the operating results of MAC for the period of January 1, 2004 to May 28, 2004 and the six months ended June 30, 2003:

                                                  2004             2003
                                           ---------------    ---------------

      Net sales                            $    5,415,254     $    4,512,357
                                           ===============    ===============
      Gross profit (loss)                  $     (340,990)    $      261,591
                                           ===============    ===============
      Operating expenses                   $    1,298,456     $    1,956,464
                                           ===============    ===============
      Net loss                             $   (1,884,857)    $    1,730,171)
                                           ===============    ===============

BANKRUPTCY

On June 10, 2004 we filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the district of Delaware under case number 04-11733. We seek judicial reorganization based upon a judgment issued against us by the Superior Court of the State of California, Los Angeles County in excess of $23 million. As a debtor-in-possession, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against us generally may not be enforced. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

The plan of reorganization, which has been submitted to the Court for approval and is continuing to undergo revision and adjustments, provides for the restructured company to repurchase MAC from Allen for 50% of the its outstanding common stock, issue 46% of its common stock to unsecured creditors, issue 2% of its common stock to the preferred stockholders and the remaining 2% would remain with the current common stockholders. In addition, the restructured company would still be liable for the secured convertible debentures.

Pursuant to an order of the Court, we mailed notices to all known creditors that the deadline for filing proofs of claim with the Court is December 15, 2004. Amounts that we have recorded may be different than amounts filed by our creditors. The number and amount of allowed claims cannot be presently ascertained.

The following table summarizes the components of the liabilities classified as liabilities subject to compromise in our unaudited balance sheet as of June 30, 2004:

         Accounts payable                                   $     1,241,000
         Accrued expenses                                           937,000
         Notes payable                                              444,000
         Accrued interest                                         4,095,000
         Airplane deposits                                        1,115,000
         Legal judgment                                          24,152,000
         Unsecured convertible debentures                         6,456,000
                                                            ---------------
                                                            $    38,440,000
                                                            ===============

RESULTS OF OPERATIONS

Three months ended June 30, 2004 vs. June 30, 2003
--------------------------------------------------

General and administrative expenses for the three months ended June 30, 2004 decreased by $648,000 or 45% from $1,445,000 for the three months ended June 30, 2003 compared to $797,000 for the same period in 2004. The decrease is principally due to lower professional and consulting fees.

Other income (expense) for the three months ended June 30, 2004 decreased by $861,000 from $861,000 for the three months ended June 30, 2003 to $0 for the same period in 2004. Other expense for the three months ended June 30, 2003 was related to the increase in the fair value of detachable warrants associated with the convertible debentures. All these warrants were canceled in June 2003, as a result there is no such change in the warrant valuation for the three months ended June 30, 2004.

Amortization of debt issue costs and discounts for the three months ended June 30, 2004 increased by $216,000 or 14% from $1,562,000 for the three months ended June 30, 2003 compared to $1,778,000 for the same period in 2004. The increase is due the write off of all debt issue costs due to us filing bankruptcy.

Interest expense for the three months ended June 30, 2004 decreased by $1,972,000 or 86% from $2,292,000 for the three months ended June 30, 2003 compared to $320,000 for the same period in 2004. For the three months ended June 30, 2003, we accrued penalties related to the non-registration of the shares underlying the convertible debentures. As a result of the debt restructuring in the 2nd quarter of 2003, the penalties were forgiven and future penalties were waived.

Six months ended June 30, 2004 vs. June 30, 2003
------------------------------------------------

General and administrative expenses for the six months ended June 30, 2004 decreased by $470,000 or 22% from $2,130,000 for the six months ended June 30, 2003 compared to $1,660,000 for the same period in 2004. The decrease is principally due to lower professional and consulting fees.

Non-recurring expenses for the six months ended June 30, 2004 relates to the additional accrual for a legal judgment related to litigation with our former landlord. On May 28, 2004 the Superior Court of the State of California, Los Angeles County upheld the arbitrator's Arbitration Award. On May 3, 2004, we and our former landlord completed arbitration proceedings of a claim for alleged damages due to termination by us of our lease at our former headquarters in Long Beach, California. The arbitrator's Preliminary Arbitration Award provides for the payment by us of $23,902,000 to AP-Long Beach Airport LLC, plus attorney's fees to be determined at a later date. It is our intention to seek a jury trial. During the six months ended June 30, 2004, we have accrued an additional $10,053,000 related to this litigation, bring the total accrual related to this litigation to $24,152,000, the amount awarded by the arbitrator plus $250,000 in estimated attorney fees.

Other income (expense) for the six months ended June 30, 2004 decreased by $577,000 from other expense of $511,000 for the six months ended June 30, 2003 to other income of $66,000 for the same period in 2004. Other expense for the six months ended June 30, 2003 was related to the increase in the fair value of detachable warrants associated with the convertible debentures. All these warrants were canceled in June 2003, as a result there is no such change in the warrant valuation for the six months ended June 30, 2004. For the six months ended June 30, 2004, the other income relates to the settlement of certain deposits for less that the recorded amount.

Amortization of debt issue costs and discounts for the six months ended June 30, 2004 decreased by $594,000 or 19% from $3,105,000 for the six months ended June 30, 2003 compared to $2,511,000 for the same period in 2004. The decrease is due to the debt discounts being written off in the 2nd quarter of 2003 as a result of the debt restructuring. The amortization for the six months ended June 30, 2004 represents write off of all debt issue costs due to us filing bankruptcy and the beneficial conversion feature of the revolver loan.

Interest expense for the six months ended June 30, 2004 decreased by $3,846,000 or 83% from $4,630,000 for the six months ended June 30, 2003 compared to $784,000 for the same period in 2004. For the six months ended June 30, 2003, we accrued penalties related to the non-registration of the shares underlying the convertible debentures. As a result of the debt restructuring in the 2nd quarter of 2003, the penalties were forgiven and future penalties were waived.

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

The damages sought in the complaint include attorneys' fees, tort damages if defamation or fraud can be proven, contractual damages (the contract provides for a year's severance if terminated without cause or notice). The Company has filed a cross-complaint against the two individuals. The Company has accrued damages for this action as of June 30, 2004, for which a settlement agreement was reached and completed in May 2004. This agreement calls for a settlement of $200,000 paid out over six months from the proceeds of sales of Class A common stock. Since the Company did not issue the common stock, the settlement amount increased to $400,000. The $400,000 liability is shown in liabilities subject to compromise.

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

AP Long Beach Airport, LLC ("AP"), the lessor, has filed a complaint in the Los Angeles Superior Court, alleging breach of a Sublease Agreement by the Company for failure to pay rent. Specifically, AP alleges that AP and the Company entered into a Lease Agreement for the lease of real property located in Long Beach, California to the Company for a thirty year term. AP and the Company later entered into first, an Assignment and Assumption Agreement and then, a Sublease Agreement wherein AP sublet the property to the Company for a term of eighteen years at a monthly rent of $106,167. AP seeks to recover the fair rental value of the property and base rent pursuant to the Lease and Sublease Agreements in addition to its attorneys' fees and costs. On December 3, 2003, in connection with the lawsuit in the Superior Court of the State of California for the County of Los Angeles, South District, the Company and AP entered into a stipulation regarding: Admission of Liability and Binding Arbitration of Damages. Under the Stipulation, the Company admitted liability to all of AP's claims, except that the Company and AP agreed to enter into binding arbitration with respect to (i) the calculation of damages sought by AP and (ii) whether AP properly mitigated its damages. On May 3, 2004, the Company and its former landlord completed the arbitration proceedings. The arbitrator's Preliminary Arbitration Award provides for the payment by the Company of $23,902,000 to AP-Long Beach Airport LLC, plus attorney's fees to be determined at a later date. On May 28, 2004 the Superior Court of the State of California, Los Angeles County upheld the arbitrator's Arbitration Award. During the three months ended March 31, 2004, the Company has accrued an additional $10,053,000 related to this litigation, bringing the total accrual related to this litigation to $24,152,000, the amount awarded by the arbitrator plus $250,000 in estimated attorney fees.

ITEM 2. CHANGE IN SECURITIES

During the six months ended June 30, 2004, the Company: 1) converted 8,396 shares of Series A preferred stock into 26,644,035 shares of Class A common stock valued at $653,443, 2) converted $1,938,115 of convertible debentures into 87,054,640 shares of Class A common stock, 3) converted $366,558 of accrued interest into 15,869,326 shares of Class A common stock, 4) issued 11,712,010 shares of Class A common stock for accrued compensation of $157,348, 5) issued 12,745,185 shares of Class A common stock for consulting fees valued at $257,925, 6) issued 17,391,304 shares of Class A common stock for a commitment fee of $400,000, and 7) issued 9,523,810 shares of Class A common stock valued at $200,000 and issued a convertible note in the amount of $190,000 as full settlement for a legal claim.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company was in default on its Secured Convertible Debentures and as a result the Company, in lieu of foreclosure, voluntarily turned over its ownership of 100 shares of MAC common stock, which represented all the issued and outstanding shares of MAC, to Allen who is the designee of the secured convertible debenture holders.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

On May 10, 2004, the Company filed a Current Report on Form 8-K announcing that on May 3, 2004, the Company and its former landlord AP-Long Beach Airport LLC completed arbitration proceedings of a claim for alleged damages due to termination by the Company of its lease at its former headquarters in Long Beach, California. The arbitrator's Preliminary Arbitration Award provides for the payment by the Company of $23,901,618 to AP-Long Beach Airport LLC, plus attorney's fees to be determined at a later date.

On June 3, 2004, the Company filed a Current Report on Form 8-K announcing that on May 28, 2004, the Company entered into a Stock Purchase Agreement with Allen Holding & Finance Ltd., a private investment company, pursuant to which the Company sold its wholly owned subsidiary Mooney Airplane Company to Allen. In addition, the Company announced that on May 28, 2004, the Superior Court of the State of California, Los Angeles County issued a judgment against the Company, affirming a preliminary arbitration award providing for the payment by the Company of $23,901,618 to AP-Long Beach Airport LLC, plus attorney's fees to be determined at a later date. The judgment was issued in connection with proceedings of a claim for alleged damages due to termination by the Company of its lease at its former headquarters in Long Beach, California.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MOONEY AEROSPACE GROUP, LTD.

September 24, 2004              By: /s/ J. Nelson Happy
                                    --------------------------------------------
                                    J. Nelson Happy
                                    Vice Chairman, President & Chief Financial
                                    Officer and Secretary (Principal Executive
                                    Financial and Accounting Officer)