Form 10QSB
period 2004-09-30
MOONEY AEROSPACE GROUP LTD
filed 2004-11-22
CIK 1019825

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 25,
                    2004 - 644,392,511 shares of common stock

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          MOONEY AEROSPACE GROUP, LTD.
                             (DEBTOR-IN-POSSESSION)
                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I.    FINANCIAL INFORMATION                                            2

Item 1.    Financial Statements                                             2

           Balance Sheet as of September 30, 2004 (unaudited)               2

           Statements of Operations for the three and nine months
           ended September 30, 2004 and 2003 (unaudited)                    3

           Statements of Cash Flows for the nine months ended
           September 30, 2004 and 2003 (unaudited)                          4

           Notes to Financial Statements (unaudited)                        6

Item 2.    Management's Discussion and Analysis or Plan of Operations      11

Item 3.    Controls and Procedures                                         15

PART II.   OTHER INFORMATION                                               16

Item 1.    Legal Proceedings                                               16

Item 2.    Change in Securities                                            17

Item 3.    Defaults Upon Senior Securities                                 17

Item 4.    Submission of Matters to a Vote of Security Holders             18

Item 5.    Other Information                                               18

Item 6.    Exhibits and Reports on Form 8-K                                18

SIGNATURES                                                                 19

CERTIFICATIONS

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                                   MOONEY AEROSPACE GROUP LTD
                                   MASG DEBTOR IN POSSESSION
                                         BALANCE SHEETS

                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                       2004            2003
                                                                   -------------  -------------
                                                                     UNAUDITED
                                             ASSETS
     Current Assets
          Cash and Cash Equivalents                                      45,000      1,175,000
          Accounts Receivable, net of allowance
            for doubtful accounts                                             0        128,000
          Inventory, net of oblsolence reserves                               0      8,666,000
          Debt Issuance costs                                                 0        379,000
          Prepaid expenses and other current assets                           0        183,000
                                                                   -------------  -------------

     SUBTOTAL CURRENT ASSETS                                             45,000     10,531,000

     Other Current Assets
          Other Accounts Receivable, retainage attorneys                  9,000              0
                                                                   -------------  -------------

     Total Other Current Assets                                           9,000              0
                                                                   -------------  -------------

TOTAL CURRENTS ASSETS                                                    54,000     10,531,000

FIXED ASSETS
     Property and Equipment, net                                              0      3,993,000
     Building 23 Pear St, Trenton NJ                                    151,000              0
     Trade Name                                                               0      1,802,000
     Debt Issuance Cost                                                       0      1,487,000
                                                                   -------------  -------------

                                                                   -------------  -------------
TOTAL FIXED ASSETS                                                      151,000      7,282,000
                                                                   -------------  -------------

TOTAL ASSETS                                                            205,000     17,813,000
                                                                   =============  =============

                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                          LIABILITIES
     Current Liabilities
          Accounts Payable                                               24,000              0

     Other Current Liabilities
          Accounts Payable,  prior to bankruptcy                      1,241,000      2,984,000
          Accrued Expenses                                            1,245,000      2,731,000
          Notes Payable, current portion                                547,000        529,000
          Building Rent Obligation Bankruptcy, abandoned property    10,315,000     14,099,000
          Deferred Compensation                                         150,000              0
          Deferred Liabilities                                         1,115,000      2,001,000
          Accrued Interest                                            4,148,000      3,748,000
          Payable to Mooney Airplane Company                              9,000              0
          Convertible Debentures, current portion                             0      2,376,000
                                                                   -------------  -------------
     Total Other Current Liabilities                                 18,770,000     28,468,000
                                                                   -------------  -------------

     Long Term Liabilities
          Convertible Debentures, less current portion               27,383,000     26,788,000
          Notes Payable, less current portion                                 0      5,033,000
          Note Payable, NJ House Note                                   148,000              0
                                                                   -------------  -------------
     Total Long Term Liabilities                                     27,531,000     31,821,000

TOTAL LIABILITIES                                                    46,325,000     60,289,000

                        STOCKHOLDERS'  DEFICIENCY
     Class A Common Stock, $0.0001 par value                             64,000         46,000
     Series A Cumulative Convertible Preferred Stock,
     $100 stated value per share                                      1,432,000      2,082,000
     Additional Paid In Capital                                      99,485,000     96,360,000
     Deficit                                                       (147,101,000)  (140,964,000)
                                                                   -------------  -------------
                                                                    (46,120,000)   (42,476,000)
                                                                   -------------  -------------
                                                                        205,000     17,813,000
                                                                   =============  =============

                      See accompanying notes to the financial statements.

                                               2


                                         MOONEY AEROSPACE GROUP LTD
                                          MASG DEBTOR IN POSSESSION
                                                PROFIT & LOSS
                                                  UNAUDITED

                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       Sept 2004     Sept 2003     Sept 2004      Sept 2003
                                                      ------------  ------------  ------------  ------------
NET SALES                                                       0     6,356,000             0    10,868,000

COST OF SALES                                                   0     5,411,000             0     9,662,000
                                                      ------------  ------------  ------------  ------------

GROSS PROFIT (LOSS)                                             0       945,000             0     1,206,000
                                                      ------------  ------------  ------------  ------------

OPERATING EXPENSES
     General and Administration Expenses                  102,000     1,015,000       981,000     4,093,000
     Selling and Support Expenses                               0       618,000             0     1,379,000
     Research and Development Expenses                          0       130,000             0       377,000
                                                      ------------  ------------  ------------  ------------

     TOTAL OPERATING EXPENSES                             102,000     1,763,000       981,000     5,849,000

LOSS FROM OPERATIONS                                     (102,000)     (818,000)     (981,000)   (4,643,000)

OTHER INCOME (EXPENSE)
     Interest Income                                            0             0       294,000        10,000
     Other Income (Expense), net                         (102,000)        7,000      (898,000)     (507,000)
     Amortization of Debt Issue Cost and Discounts       (510,000)     (172,000)   (2,153,000)   (3,277,000)
     Interest Expense                                     (28,000)     (664,000)      (74,000)   (5,326,000)
                                                      ------------  ------------  ------------  ------------

     TOTAL OTHER INCOME (EXPENSE)                        (640,000)     (829,000)   (2,831,000)   (9,100,000)
                                                      ------------  ------------  ------------  ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                   (742,000)   (1,647,000)   (3,812,000)  (13,743,000)
                                                      ------------  ------------  ------------  ------------

PROVISION FOR INCOME TAXES                                      0             0             0             0
                                                      ------------  ------------  ------------  ------------

LOSS BEFORE DISCONTINUED OPERATIONS                      (742,000)   (1,647,000)   (3,812,000)  (13,743,000)
                                                      ------------  ------------  ------------  ------------

DISCONTINUED OPERATION
     Loss from Operations of Discontinued Operation      (377,000)     (241,000)   (1,885,000)   (1,972,000)
     Loss from Disposition of Discontinued Operation   (4,528,000)            0    (4,258,000)            0
                                                      ------------  ------------  ------------  ------------

     TOTAL DISCONTINUED OPERATION                      (4,905,000)     (241,000)   (6,143,000)   (1,972,000)
                                                      ------------  ------------  ------------  ------------

NET LOSS                                               (5,647,000)   (1,888,000)   (9,955,000)  (15,715,000)
                                                      ============  ============  ============  ============

NET LOSS PER SHARE - BASIC AND DILUTED
     Continuing Operations                                (0.0010)      (0.0100)      (0.0060)      (0.0400)
     Discontinued Operations                              (0.0080)      (0.0001)      (0.0100)      (0.0060)
                                                      ============  ============  ============  ============

                             See accompanying notes to the financial statements.

                                                      3


                                         MOONEY AEROSPACE GROUP LTD
                                           (DEBTOR-IN-POSSESSION)
                                          Statements of Cash Flows

                                                                                     NINE MONTHS ENDED
                                                                                SEPT. 30 2004  SEPT. 30 2003
                                                                                 ------------  ------------
                                                                                  (UNAUDITED)   (UNAUDITED)
CASH FLOW FROM OPEERATING ACTIVITIES:
      Net Loss from continuing operations                                        $(3,812,000)  (13,743,000)
      Adjustment to reconcile net loss from continuing operations to net cash provided by (used) in operating activities of continuing operations:
           Noncash professional service expense                                      251,000             0
           Amortization of discount on convertible debentures                      1,245,000     2,968,000
           Amortization of debt issuance cost                                        908,000       309,000
           Common stock and warrants issued for services                                   0       237,000
           Depreciation and amortization expense                                       1,000       425,000
           Convertible debentures issued for services                                      0        88,000
      Changes in operating assets and liabilities:
           Accounts receivable                                                       128,000       (82,000)
           Inventory                                                               8,666,000    (1,547,000)
           Prepaid expenses and other current assets                                 562,000       104,000
           Accounts payable                                                       (1,743,000)    2,064,000
           Accrued expenses                                                       (1,486,000)    1,300,000
           Accrued interest and penalties                                            400,000     5,024,000
           Accrued settlement of abandoned lease                                  (3,784,000)            0
           Deferred liabilities                                                     (886,000)
           Accrued warrant liability                                                       0       498,000
           Advanced deposits                                                        (100,000)      193,000
                                                                                 ------------  ------------

Net cash provided by (used in) operating activities of continued operations          706,000    (2,162,000)
Net cash provided by (used in) operating activities of discontinued operations       (21,000)            0
Loss from disposition of discontinued operations                                  (3,698,000)
                                                                                 ------------  ------------
Net cash used in operation activities                                             (3,369,000)   (2,162,000)
                                                                                 ------------  ------------

CASH FLOW FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                            (151,000)      (37,000)
                                                                                 ------------  ------------
Net cash used in investing activities                                               (151,000)      (37,000)
                                                                                 ------------  ------------

CASH FLOW FROM FINANCING ACTIVITIES:
      Proceeds from issuance of convertible debentures                                     0       473,000
      Proceeds from issuance of notes payables                                       148,000     5,649,000
      Payments for debt issue costs                                                        0      (380,000)
      Payments on notes payable                                                     (251,000)   (4,560,000)
      Issuance of common stock                                                        18,000
      Additional paid-in capital                                                   3,125,000
      Conversion of cumulative convertible preferred stock                          (650,000)
                                                                                 ------------  ------------
Net cash provided by financing activities                                          2,390,000     1,182,000
                                                                                 ------------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (1,130,000)   (1,017,000)

CASH AND CASH EQUIVALENTS, Beginning of period                                     1,175,000     1,413,000
                                                                                 ------------  ------------

CASH AND CASH EQUIVALENTS, End of period                                         $    45,000       396,000
                                                                                 ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      Interest paid                                                              $         0       280,000
                                                                                 ============  ============
      Income taxes paid                                                          $         0             0

                            See accompanying notes to the financial statements.

                                                     4

                          MOONEY AEROSPACE GROUP, LTD.
                             (DEBTOR-IN-POSSESSION)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended September 30, 2004, the Company: 1) converted 0 shares of Series A preferred stock into 0 shares of Class A common stock valued at $0, 2) converted $0 of convertible debentures into 0 shares of Class A common stock, 3) converted $0 of accrued interest into shares of Class A common stock,
4) issued 1,396,734 shares of Class A common stock for accrued compensation of $1,261, 5) issued 2,333,333 shares of Class A common stock for consulting fees valued at $1,400, 6) issued 0shares of Class A common stock for a commitment fee of $0, and 7) issued 2,486,702 shares of Class A common stock valued at $30,000 in full settlement for a legal claim.

During the nine months ended September 30, 2004, the Company: 1) converted 8373 shares of Series A preferred stock into 21,864,583 shares of Class A common stock valued at $651,143, 2) converted $1,938,115 of convertible debentures into 87,109,468 shares of Class A common stock, 3) converted $101,197 of accrued interest into 20,600,950 shares of Class A common stock, 4) issued 13,108,744 shares of Class A common stock for accrued compensation of $158,609, 5) issued 2,578,518 shares of Class A common stock for consulting fees valued at $4,211,
6) issued 17,391,304 shares of Class A common stock for a commitment fee of $400,000, and 7) issued 24,510,512 shares of Class A common stock valued at $450,000 in full settlement for legal claims.

During the three months ended September 30, 2003, the Company: 1) converted 2687 shares of Series A preferred stock into 6,997,049 shares of Class A common stock valued at $506,000, 2) converted $1,385,204 of convertible debentures into 50,649,451 shares of Class A common stock, 3) converted $224,459 of accrued interest into 6,462,957 shares of Class A common stock, 4) In addition, the Company issued 4,075,136 shares of Class A common stock for professional services valued at $193,507.

During the nine months ended September 30, 2003, the Company converted: 1) 5345 shares of Series A preferred stock into 14,003,734 shares of Class A common stock valued at $3,375,739, 2) $1,385,204 of convertible debentures into 50,649,451 shares of Class A common stock, and 3) $303,133 of accrued interest into 11,854,961 shares of Class A common stock. In addition, the Company issued 36,464,133 shares of Class A common stock for professional services valued at $193,507.

              See accompanying notes to the financial statements.

                          MOONEY AEROSPACE GROUP, LTD.
                             (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements have been prepared by Mooney Aerospace Group, Ltd. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB. The results of the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

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

Stock Options
-------------
The Company did not grant any new options and no options were cancelled or exercised during the nine months ended September 30, 2004. As of June 30, 2004, no options were outstanding under the Company Stock Option Plan (the "Plan"), and 300,000 were options outstanding that were issued outside the Plan in July 2002 that were fully vested on that date. The pro forma information regarding the effect on operations that is required by SFAS 123 and SFAS 148 has not been presented since there is no pro forma expense to be shown for the nine months ended September 30, 2004 and 2003.

NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Boards ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. (See Note 9 for per share information) The following potential common shares have been excluded from the computation of diluted net loss per share as of September 30, 2004 and 2003 because the effect would have been anti-dilutive:

                          MOONEY AEROSPACE GROUP, LTD.
                             (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                           2004                 2003
                                                                     ----------------     ----------------
                  Conversion of Series A preferred stock                  57,291,302           81,773,438
                  Conversion of convertible debentures                 1,449,523,010        1,439,694,010
                  Stock options issued to employees                          300,000              300,000
                  Warrants issued with equity line                         4,268,764            4,268,764
                  Warrants issued with severance package                   2,000,000            2,000,000
                  Warrants issued with acquisition of MAC                  3,623,189            3,623,189
                                                                     ----------------     ----------------
                                                                       1,517,006,265        1,531,659,401
                                                                     ================     ================

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

Below is a summary of the operating results of MAC for the period of January 1, 2004 to May 28, 2004 and the six months ended June 30, 2003: There are no operating results to report in the three months ended September 30, 2004.

                                                    2004                2003
                                              ---------------     --------------

                  Net sales                   $    5,415,254      $   4,512,357
                                              ===============     ==============
                  Gross profit (loss)         $     (340,990)     $     261,591
                                              ===============     ==============
                  Operating expenses          $    1,298,456      $   1,956,464
                                              ===============     ==============
                  Net loss                    $   (1,884,857)     $   1,730,171)
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

                          MOONEY AEROSPACE GROUP, LTD.
                             (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

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

Pursuant to an order of the Court, we mailed notices to all known creditors that the deadline for filing proofs of claim with the Court is November 30, 2004 on behalf of creditors and December 15, 2004 on behalf of any governmental unit. Amounts that we have recorded may be different than amounts filed by our creditors. The number and amount of allowed claims cannot be presently ascertained.

The following table summarizes the components of the liabilities classified as liabilities subject to compromise in our unaudited balance sheet as of September 30, 2004:

                  Accounts payable                                $   1,241,298
                  Accrued expenses                                      841,322
                  Notes payable                                         547,287
                  Accrued interest                                    4,147,726
                  Airplane deposits                                   1,115,000
                  Legal judgment (bankruptcy claim) see page 17      10,315,524
                  Deferred compensation                                 150,131
                  Payable to Mooney Airplane Company                      8,847
                  Unsecured convertible debentures                    6,456,197
                                                                  --------------

                                                                  $  24,823,333
                                                                  ==============

NOTE 6 - PROPERTY AND EQUIPMENT

In June 2004, the Company purchased real estate in the state of New Jersey for $152,000.

                          MOONEY AEROSPACE GROUP, LTD.
                             (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 7 - NOTES PAYABLE

Notes payable at September 30, 2004 consisted of the following:

         Notes payable to individual, accrues interest at 8.5%
            per annum with monthly principal and interest
            payments of $1,138; secured by real estate
            purchased in New Jersey; due on June 8, 2034.               148,000
                                                                 ---------------

                                                                        148,000
                            Less current maturities                        (271)
                                                                 ---------------

                                                                 $      147,729
                                                                 ===============

NOTE 8 - COMMON STOCK

During the three months ended September 30, 2004, the Company: 1) converted 0 shares of Series A preferred stock into 0 shares of Class A common stock valued at $0, 2) converted $0 of convertible debentures into 0 shares of Class A common stock, 3) converted $0 of accrued interest into shares of Class A common stock,
4) issued 1,396,734 shares of Class A common stock for accrued compensation of $1,261, 5) issued 2,333,333 shares of Class A common stock for consulting fees valued at $1,400, 6) issued 0shares of Class A common stock for a commitment fee of $0, and 7) issued 2,486,702 shares of Class A common stock valued at $30,000 in full settlement for a legal claim.

During the nine months ended September 30, 2004, the Company: 1) converted 8373 shares of Series A preferred stock into 21,864,583 shares of Class A common stock valued at $651,143, 2) converted $1,938,115 of convertible debentures into 87,109,468 shares of Class A common stock, 3) converted $101,197 of accrued interest into 20,600,950 shares of Class A common stock, 4) issued 13,108,744 shares of Class A common stock for accrued compensation of $158,609, 5) issued 2,578,518 shares of Class A common stock for consulting fees valued at $4,211,
6) issued 17,391,304 shares of Class A common stock for a commitment fee of $400,000, and 7) issued 24,510,512 shares of Class A common stock valued at $450,000 in full settlement for a legal claims.

During the three months ended September 30, 2003, the Company: 1) converted 2687 shares of Series A preferred stock into 6,997,049 shares of Class A common stock valued at $506,000, 2) converted $1,385,204 of convertible debentures into 50,649,451 shares of Class A common stock, 3) converted $224,459 of accrued interest into 6,462,957 shares of Class A common stock, 4) In addition, the Company issued 4,075,136 shares of Class A common stock for professional services valued at $193,507.

During the nine months ended September 30, 2003, the Company converted: 1) 5345 shares of Series A preferred stock into 14,003,734 shares of Class A common stock valued at $3,375,739, 2) $1,385,204 of convertible debentures into 50,649,451 shares of Class A common stock, and 3) $303,133 of accrued interest into 11,854,961 shares of Class A common stock. In addition, the Company issued 36,464,133 shares of Class A common stock for professional services valued at $193,507.

                          MOONEY AEROSPACE GROUP, LTD.
                             (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 9 - PER SHARE INFORMATION

The Company calculates basic net loss per share as required by SFAS No. 128, "EARNINGS PER SHARE." Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The following table sets forth the computation of basic loss per share for the three and nine months ended September 30, 2004 and 2003:

                                                    For the three months ended             For the six months ended
                                                    --------------------------            ------------------------
                                                            September 30,                        September 30,
                                                            -------------                        -------------
                                                       2004              2003               2004               2003
                                                  --------------    --------------     --------------     --------------
Numerator
  Loss before discontinued operations             $  (2,895,000)    $  (6,160,000)     $ (14,941,000)     $ (10,366,000)

  Amortization of discount on preferred stock                --           (14,000)                --            (53,000)

  Dividends in Arrears                                 (393,000)         (476,000)          (393,000)          (476,000)
                                                  --------------    --------------     --------------     --------------
Numerator for basic loss per share from
   continuing operations                          $  (3,288,000)    $  (6,650,000)     $ (15,334,000)     $ (10,895,000)
                                                  ==============    ==============     ==============     ==============
Numerator for basic loss per share from
   discontinued operation                         $  (4,635,000)    $  (1,119,000)     $  (6,143,000)     $  (1,730,000)
                                                  ==============    ==============     ==============     ==============

Denominator

  Weighted average shares of Class B shares           1,014,000         1,014,000          1,014,000          1,014,000

  Weighted average shares of Class A shares         641,352,433       163,362,000        594,097,491        133,400,000
                                                  --------------    --------------     --------------     --------------
Numerator for basic loss per share                  642,355,433       164,376,000        595,111,491        134,414,000
                                                  ==============    ==============     ==============     ==============

Basic loss per share from continuing
   Operations                                     $       (0.01)    $       (0.04)     $       (0.03)     $       (0.08)
                                                  ==============    ==============     ==============     ==============

Basic loss per share from discontinued
   Operation                                      $       (0.01)    $       (0.01)     $       (0.01)     $       (0.01)
                                                  ==============    ==============     ==============     ==============

There is no difference between the loss per common share amounts computed for basic and dilutive purposes because the impact of convertible debt and preferred stock, options and warrants would be anti-dilutive.

                                                           10

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

Below is a summary of the operating results of MAC for the period of January 1, 2004 to May 28, 2004 and the six months ended June 30, 2003:

                                                 2004                2003
                                           ---------------     ---------------

                  Net sales                $    5,415,254      $    4,512,357
                                           ===============     ===============
                  Gross profit (loss)      $     (340,990)     $      261,591
                                           ===============     ===============
                  Operating expenses       $    1,298,456      $    1,956,464
                                           ===============     ===============
                  Net loss                 $   (1,884,857)     $   (1,730,171)
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

The plan of reorganization, which has been submitted to the Court for approval and is continuing to undergo revision and adjustments, provides for the restructured company to repurchase MAC from Allen for 50% of the it's outstanding common stock, issue 46% of its common stock to unsecured creditors, issue 2% of its common stock to the preferred stockholders and the remaining 2% would remain with the current common stockholders. In addition, the restructured company would still be liable for the secured convertible debentures.

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

The following table summarizes the components of the liabilities classified as liabilities subject to compromise in our unaudited balance sheet as of June 30, 2004:

                  Accounts payable                               $    1,241,299
                  Accrued expenses                                    1,253,938
                  Notes payable                                         697,417
                  Accrued interest                                    4,147,726
                  Airplane deposits                                   1,115,000
                  Legal judgment (bankruptcy claim) see page 17     10,315,5244
                  Unsecured convertible debentures                    6,456,198
                                                                 ---------------

                                                                 $   25,227,102
                                                                 ===============

RESULTS OF OPERATIONS

Nine months ended September 30, 2004 vs. September 30, 2003
-----------------------------------------------------------

General and administrative expenses for the three months ended September 30, 2004 decreased by $913,692 or 90% from $1,015,000 for the three months ended September 30, 2003 compared to $101,307 for the same period in 2004. The decrease is principally due to the removal of Mooney Airplane Company from the consolidation due to the sale to Allen Holding & Finance LTD May 28, 2004.

Other income (expense) for the three months ended September 30, 2004 was $0 and did not change for the three months ended June 30, 2003 for the same period in 2004. All warrants were canceled in June 2003, as a result there is no such change in the warrant valuation for the three months ended June 30, 2004.

Amortization of debt issue costs and discounts for the three months ended September 30, 2004 increased by $15,433 or 9% from $172,000 for the three months ended September 30, 2003 compared to $187,433 for the same period in 2004. The increase is due the write off of all debt issue costs for preferred stock due to us filing bankruptcy.

Interest expense for the three months ended September 30, 2004 decreased by $636,436 or 96% from $665,000 for the three months ended September 30, 2003 compared to $28,564 for the same period in 2004. For the three months ended September 30, 2003, and as a result of the debt restructuring in the 2nd quarter of 2003, the penalties were forgiven and future penalties were waived.

Nine months ended September 30, 2004 vs. September 30, 2003
-----------------------------------------------------------

General and administrative expenses for the nine months ended September 30, 2004 decreased by $3,112,475 or 76% from $4,092,993 for the nine months ended September30, 2003 compared to $980,518 for the same period in 2004. The decrease is principally due to the sale of Mooney Airplane Company on May 28, 2004 and lower professional and consulting fees for Mooney Aerospace Group, Ltd.

There are no non-recurring expenses for the nine months ended September 30, 2004. . The Chapter XI reorganization filed June 10, 2004 has limited the amount that can be claimed to 3 years rent and any associated charges accepted by the bankruptcy court. The accrual for this litigation has been reduced to $10,315,524 which is reflected in the balance sheet.

Other income (expense) for the nine months ended September 30, 2004 decreased by $507,000 or 100% from other expense of $507,000 for the nine months ended September 30, 2003 to other income of $0 for the same period in 2004. Other expense for the nine months ended September 30, 2003 was related to the increase in the fair value of detachable warrants associated with the convertible debentures. All these warrants were canceled in June 2003, as a result there is no such change in the warrant valuation for the nine months ended September 30, 2004.

Amortization of debt issue costs and discounts for the nine months ended September 30, 2004 decreased by $ or 34% from $3,277,000 for the nine months ended September 30, 2003 compared to $2,152,579 for the same period in 2004. The decrease is due to the debt discounts being written off in the 2nd quarter of 2003 as a result of the debt restructuring. The amortization for the nine months ended September 30, 2004 represents write off of all debt issue costs due to us filing bankruptcy and the beneficial conversion feature of the revolver loan.

Interest expense for the nine months ended September 30, 2004 decreased by $5,252,746 or 99% from $5,327,000 for the nine months ended September 30, 2003 compared to $74,254 for the same period in 2004. For the nine months ended September 30, 2003, we accrued penalties related to the non-registration of the shares underlying the convertible debentures. As a result of the debt restructuring in the 2nd quarter of 2003, the penalties were forgiven and future penalties were waived.

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

WHITEFORD JET WINGS, LTD. v. MOONEY AEROSPACE GROUP, LTD. ET AL., Cal. Super. Ct. (Los Angeles County, Long Beach District), Case No. NC033548 (filed January 21, 2003). This case was filed by a company that alleged it had signed an agreement to be the exclusive regional distributor of Jetcruzer aircraft in Illinois, Indiana, Kentucky, and Wisconsin, and that it had put down a deposit of $390,000 for the first 39 aircraft it was to purchase. The suit sought return of the $390,000 deposit on a variety of theories, including breach of contract, account stated, and fraud. A settlement has been reached and the terms include $200,000 from the issuance of 9,523,810 shares of Class A common stock and a convertible note for the amount of $190,000, which is convertible into Class A common stock at the conversion price of .021 cents per share, or 9,047,619 shares. The note carries an interest rate of 3% and is restricted to conversion of no more than $50,000 in any 30 day period. The 9,523,810 shares of Class A common stock were issued March 26, 2004. The liability of the convertible note of $190,000 is subject to compromise in the Chapter XI Bankruptcy filing.

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

AP Long Beach Airport, LLC ("AP"), the lessor, has filed a complaint in the Los Angeles Superior Court, alleging breach of a Sublease Agreement by the Company for failure to pay rent. Specifically, AP alleges that AP and the Company entered into a Lease Agreement for the lease of real property located in Long Beach, California to the Company for a thirty year term. AP and the Company later entered into first, an Assignment and Assumption Agreement and then, a Sublease Agreement wherein AP sublet the property to the Company for a term of eighteen years at a monthly rent of $106,167. AP seeks to recover the fair rental value of the property and base rent pursuant to the Lease and Sublease Agreements in addition to its attorneys' fees and costs. On December 3, 2003, in connection with the lawsuit in the Superior Court of the State of California for the County of Los Angeles, South District, the Company and AP entered into a stipulation regarding: Admission of Liability and Binding Arbitration of Damages. Under the Stipulation, the Company admitted liability to all of AP's claims, except that the Company and AP agreed to enter into binding arbitration with respect to (i) the calculation of damages sought by AP and (ii) whether AP properly mitigated its damages. On May 3, 2004, the Company and its former landlord completed the arbitration proceedings. The arbitrator's Preliminary

Arbitration Award provides for the payment by the Company of $23,902,000 to AP-Long Beach Airport LLC, plus attorney's fees to be determined at a later date. On May 28, 2004 the Superior Court of the State of California, Los Angeles County upheld the arbitrator's Arbitration Award. During the three months ended March 31, 2004, the Company has accrued an additional $10,053,000 related to this litigation, bringing the total accrual related to this litigation to $24,152,000, the amount awarded by the arbitrator plus $250,000 in estimated attorney fees. The filing of the Chapter XI reorganization has limited this liability to an estimated $10,315,524 which represents the three years of rental and additional cost requested to be allowed by the bankruptcy court. . The liability of estimated $10,315,524 is subject to compromise in the Chapter XI Bankruptcy filing.

ITEM 2.    CHANGE IN SECURITIES

During the three months ended September 30, 2004, the Company: 1) converted 0 shares of Series A preferred stock into 0 shares of Class A common stock valued at $0, 2) converted $0 of convertible debentures into 0 shares of Class A common stock, 3) converted $0 of accrued interest into shares of Class A common stock,
4) issued 1,396,734 shares of Class A common stock for accrued compensation of $1,261, 5) issued 2,333,333 shares of Class A common stock for consulting fees valued at $1,400, 6) issued 0shares of Class A common stock for a commitment fee of $0, and 7) issued 2,486,702 shares of Class A common stock valued at $30,000 in full settlement for a legal claim.

During the nine months ended September 30, 2004, the Company: 1) converted 8373 shares of Series A preferred stock into 21,864,583 shares of Class A common stock valued at $651,143, 2) converted $1,938,115 of convertible debentures into 87,109,468 shares of Class A common stock, 3) converted $101,197 of accrued interest into 20,600,950 shares of Class A common stock, 4) issued 13,108,744 shares of Class A common stock for accrued compensation of $158,609, 5) issued 2,578,518 shares of Class A common stock for consulting fees valued at $4,211,
6) issued 17,391,304 shares of Class A common stock for a commitment fee of $400,000, and 7) issued 24,510,512 shares of Class A common stock valued at $450,000 in full settlement for a legal claims.

During the three months ended September 30, 2003, the Company: 1) converted 2687 shares of Series A preferred stock into 6,997,049 shares of Class A common stock valued at $506,000, 2) converted $1,385,204 of convertible debentures into 50,649,451 shares of Class A common stock, 3) converted $224,459 of accrued interest into 6,462,957 shares of Class A common stock, 4) In addition, the Company issued 4,075,136 shares of Class A common stock for professional services valued at $193,507.

During the nine months ended September 30, 2003, the Company converted: 1) 5345 shares of Series A preferred stock into 14,003,734 shares of Class A common stock valued at $3,375,739, 2) $1,385,204 of convertible debentures into 50,649,451 shares of Class A common stock, and 3) $303,133 of accrued interest into 11,854,961 shares of Class A common stock. In addition, the Company issued 36,464,133 shares of Class A common stock for professional services valued at $193,507.

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

On September 24, 2004, the Company filed a Current Report on Form 8-K announcing that on September 23, 2004, the Company terminated the services of Stonefield Josephson, Inc. effective that date. On September 16, 2004 the Company engaged the services of Bernstein & Pinchuk, LLP (B&P) as its principal independent accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MOONEY AEROSPACE GROUP, LTD.

November 22, 2004                      By:   /s/ J. Nelson Happy
                                            ------------------------------------
                                              J. Nelson Happy
                                              Vice Chairman, President & Chief
                                              Financial Officer and Secretary
                                              (Principal Executive Financial and
                                              Accounting Officer)