Form 10-K/A
period 2004-12-30
MOONEY AEROSPACE GROUP LTD
filed 2005-04-18
CIK 1019825

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2004
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____ to _____

Commission File No. 000-21749

MOONEY AEROSPACE GROUP, LTD.
(Name of Small Business Issuer in its Charter)

Delaware	95-4257380
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

165 Al Mooney Road North, Kerrville, Texas	78028
(Address of Principal Executive Offices)	(Zip Code)

(830) 896-6000
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
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year: $19,314,271

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on March 31, 2005 was $20,983,114.

The number of shares outstanding of the issuer's common stock as of March 31, 2005 was 10,491,557.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

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

Overview

We were organized in 1990 to design, develop, manufacture and market general aviation aircraft. During 2002, we recognized a unique opportunity and purchased the assets of Mooney Aircraft Corporation ("MACorp"). MACorp. produced high-performance, single engine piston aircraft for more that 50 years. Mooney aircraft are recognized as the highest performance four-place piston engine aircraft in commercial production. Over 10,000 airplanes have been manufactured, with over 7,000 now in operation around the world.

We believe that there is a unique market opportunity to manufacture, sell and support the Mooney aircraft, due to the following factors: 1) the deteriorating comfort and convenience of airline travel, and the resurgence of interest in purchasing light aircraft for business and personal transportation for small and medium sized businesses and high net worth individuals; 2) reduction of product liability legal exposure to manufacturers of general aviation aircraft as a result of the General Aviation Revitalization Act of 1994, and 3) an excellent competitive position in the retractable gear, all-metal, four place, high performance piston powered aircraft market.

To take advantage of this opportunity, we have hired an experienced management team to provide leadership to efficiently manufacture and profitably market the five Mooney models, the, Ovation, Ovation 2 DX and GX, and the high performance Bravo DX and GX.

Our sales strategy is based on a direct marketing approach, with the assistance of Mooney Team Representatives (companies that are dealers who sell our products on a commission basis). We have implemented this approach which includes a sales strategy based on four factors: 1) Company sales representatives with highly successful records of aviation sales, including Mooney products; 2) a professional sales staff in Kerrville, Texas; 3) Mooney Team Representatives ("MTR") in the United States, of which we presently have two, one located in California and another located in the Southeast, serving the states of Florida, North Carolina, South Carolina, Tennessee, Arkansas, Georgia, Louisiana, Alabama, Mississippi, and Texas; and 4) two international MTRs to market our products outside the United States.

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

Currently, there are fewer than ten major manufacturers of general aviation aircraft based in the United States. Piston aircraft make up the numerical majority of aircraft delivered by these manufacturers, whereas turboprop and jet aircraft account for the majority of billings. Aircraft deliveries by United States manufacturers have increased consistently; for example, sales were approximately $3.1 billion in 1996, and grew to $11.9 billion in 2004.

Strategy

We believe that an opportunity exists in the general aviation industry to create a company whose products are the best aircraft models in their class. We began implementing this strategy through our acquisition of MACorp assets at a federal bankruptcy auction in San Antonio, Texas on April 19, 2002, and through the provisions of an Asset Purchase Agreement with MACorp's general unsecured creditors committee. We formed a new company to own and operate these assets, Mooney Airplane Company, Inc. ("MAC").

We are producing five models, the Ovation, the Bravo DX and GX and the Ovation2 DX and GX. We have hired a management team with significant experience in aviation and business management and we believe that the team can make MAC profitable.

Manufacturing

We manufacture all Mooney airplanes in Kerrville, Texas. We have a favorable long-term lease on both land and buildings at the Kerrville Airport, which makes Kerrville a financially attractive location to build aircraft. Additionally, the Kerrville area has an experienced aerospace labor work force developed over the many years the Mooney aircraft has been produced in this location. There are no other aircraft manufacturers in the immediate area, so competition for experienced workers is minimal. Additional labor to supply the needs created by growth is available in nearby San Antonio.

Market Opportunity

Historically, Mooney has produced top of the line, single engine piston airplanes that now include the Ovation, the Ovation2 and the Bravo, which are widely considered to be the performance leaders in the four-passenger single engine aircraft market. For over 50 years Mooney has produced high performance piston aircraft. There are more than 7,000 Mooney aircraft in operation around the world. We also sell aircraft parts and service to support many of these aircraft.

Domestic Sales

Through the combination of direct salespeople and Mooney Team Representatives, ("MTRs"), we have adequately covered the U.S. geographically.

We have increased our advertising campaign nationwide featuring the choice of a Mooney with either a classic flight deck (called the DX) or a glass panel flight deck (called the GX). We provide one toll free telephone number to call and one website to view. Our distributed sales force is supported by a professional sales support staff at our facility in Kerrville, Texas. We believe that this method is ideal for sales in today’s fast-paced market environment. The sales process still requires personal contact between the salespeople and the prospective customers.

International Sales

We have appointed two international MTRs who will represent us in selected countries. In addition we will evaluate other candidates in the future as business dictates. Agents will conduct sales by signing international customers to a Mooney contract and will be paid a commission for their success on a per aircraft basis, unless they decide to step in-between and buy the aircraft at list-price less the amount of their commission. We have made several sales in Europe that will give us access to an aircraft for demonstrations.

New Product Development Programs

Mooney’s strategy for the M20 airframe is one of continually enhancing an industry-leading design. In 2004 Mooney introduced and began to deliver aircraft equipped with state of the art avionics utilizing the Garmin G1000 all glass integrated avionics system, thereby creating the new Ovation GX and Bravo GX models. We also introduced the Hartzell three blade propeller, the Amsafe inflatable seatbelt, and a redesigned all-leather interior. Other product developments for the M20 are in progress, but are not yet ready for announcement.

Product-Liability Risk Limitations

In 1994, the United States enacted the General Aviation Revitalization Act of 1994 ("GARA"). GARA provides protection for manufacturers of general aviation aircraft against certain lawsuits for wrongful death or injuries resulting from an aircraft accident. Except as set forth in GARA, and provided a period of 18 years has passed from the date of delivery of the aircraft to the original purchaser or retailer, no claim for damages resulting from personal injury or wrongful death may be brought against the manufacturer of a general aviation aircraft. Although GARA will not directly affect us until eighteen years from the date we delivered our first aircraft, management believes that GARA has benefited us and will benefit us in the future, in that it may encourage increased manufacturing and sales of general aviation aircraft and this increased activity may in turn result in an increased number of licensed pilots. Management believes that a greater number of licensed pilots may provide an increased market for our aircraft. However, there can be no assurance that our view of GARA's effects will prove to be correct.

With respect to the MACorp assets, the U. S. Bankruptcy Court for the District of San Antonio’s order and the Asset Purchase Agreement grant us ownership of the MACorp assets free and clear of any product-liability claims for products manufactured prior to our acquisition of the assets. Therefore we believe that we would not be found liable for product-liability claims related to MACorp. aircraft or parts manufactured prior to our acquisition of MACorp. assets. However, we have been named as a defendant in future lawsuits and will incur costs associated with the defense of such claims.

Foreign Certification

In order for us to sell our aircraft in foreign countries, we must comply with each country's aircraft certification process. Certain countries will accept as adequate certification issued by the FAA, while others impose additional requirements. In countries that do require additional certification, the FAA certification often provides a starting point from which such country begins its certification process. We are currently seeking German noise certification for the three bladed propeller. Garmin is seeking international certification of the G1000 for us. Priorities for other certifications will be determined by the level of interest in our products by dealers and distributors in the various foreign markets.

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

The Secured Convertible Debenture Notes are convertible into shares of the Company's common stock at a fixed per share conversion price of $2.22 cents per share. The Maturity Date for the Secured Convertible Notes was extended for a period of three (3) years, with Maturity Dates on the third anniversary of the Notes which is either June 16, 2006 or November 7, 2006, depending on the inception date of the Note. Interest will be paid in cash at the maturity date. The Unsecured Notes (both principal and interest) and the interest on the Secured Notes were discharged as of June 10, 2004, per the Amended Plan of Reorganization approved by the U.S. Bankruptcy Court, for the District of Delaware on December 14, 2004. Under the Amended Plan, the Secured Notes principal is convertible to Common Stock at a conversion rate of $2.22 per share. This conversion must be completed by August 30, 2005, unless extended by the Company's board of directors. The Common Stock issued pursuant to this conversion feature is restricted to prohibit any sales prior to March 15, 2005 and allows no more than 10% of each shareholders holdings to be sold each month; thereafter unless this provision is modified by the Company's board of directors.

On November 13, 2003, we closed a long-term loan with Business Loan Express (‘BLX"). This loan is guaranteed by the U. S. Department of Agriculture Business and Industry loan program. This loan is for $5,000,000 to Mooney Airplane Company and is guaranteed by many of the assets of the Company, with all unpaid principal and interest due on November 1, 2028.

Risk of low-price stocks, including limitations on market liquidity.

The Securities and Exchange Commission classifies our Common Stock as a "penny stock". This classification severely and adversely affects the market liquidity for our Class Common Stock. Commission regulations define a "penny stock" to be any non-NASDAQ equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery prior to any transaction in a penny stock a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to disclose recent price information for the penny stock held in the account and information on the limited market in penny stocks.

As a "penny stock" shares of our Class Common Stock are subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's prior written consent to the transaction. Consequently, the rule may adversely affect the ability of broker-dealers to sell our securities and may adversely affect the ability of holders of our securities to sell such securities in the secondary market.

We have accumulated a substantial deficit; we have a history of losses and continued lack of profitability could lead to a cessation of operations.

To date, we have incurred significant losses. At December 31, 2004, we had an accumulated deficit of approximately $153,434,000. We have incurred net (losses) or profit of ($14,191,000) in 2003, and ($12,470,000) in 2004 respectively. Losses prior to 2004 resulted principally from significant costs associated with the development of the Jetcruzer 500 and the acquisition of Mooney. We show a reduced loss in 2004 due to the cancellation of debt that was realized from the filing of Chapter XI Bankruptcy. This cancellation of debt amounted to ($1,033,000). We expect to incur further losses in the future due to significant costs associated with manufacturing our aircraft, maintaining the necessary regulatory approvals, and marketing and selling our aircraft. There can be no assurance that sales of our aircraft will generate sufficient revenues to fund our continuing operations, that we will generate positive cash flow from our operations, or that we will attain or thereafter sustain profitability in any future period. If we do not begin to generate profits, we may be forced to cease or curtail our operations.

We will need additional financing; failure to obtain financing could lead to a cessation or curtailment of our operations.

We obtained a revolving loan secured by a purchase money security agreement from Alpha Capital Aktiengesellschaft, Bristol Investments Fund Ltd., Edward Turin, MM&CTW Foundation Inc., Renaissance Development Holdings International, Ltd., Taria Inc., and TRW Holdings Party Ltd. to Mooney Airplane Company Inc. as borrower in the amount of $6,250,000 to purchase parts and materials for manufacture of Mooney airplanes. The security agreement was amended to state, among other things, that between Allen Holding Finance, Ltd., (“Parent”), Mooney Airplane Company Inc. (“Borrower”), Esquire Trade & Finance, Inc. (“Esquire”), Alpha Capital, AG (“Alpha”) the maximum amount of the loan shall not exceed Seven Million Five Hundred Thousand Dollars ($7,500,000). The balance of this loan as of December 31, 2004 was $6,250,000. The interest being accrued on this loan is at 8% per annum.

We obtained additional financing in the amount of $3,100,000 referred to as “Airplane Notes” from the same parties as the revolving loan. These notes bear interest at 8% per annum and mature November 7, 2007.

We also obtained additional financing referred to as the Secured Promissory Notes in the principal amount of $9,000,000 of which $4,400,000 was still outstanding at year end. These notes were funded by the same parties as listed for the revolving loan. These notes bear interest at 17.5% per annum and provide for a maturity date of November 7, 2006 callable on March 7, 2005. They were called on that date and the Company is now in default on the payment of this obligation. However, discussions are ongoing between the Company and the lenders on negotiating revised terms of the loan.

As part of the loans above we are required to pay Libra Finance, S.A. a finder’s fee of $986,000 secured by a non-interest bearing promissory note which was due on February 7, 2005. The due date has been extended by the lender and the loan is in the process of renegotiation.

Subsequent to the year end, on March 8, 2005 we executed a Promissory Note in favor of Guarantee & Finance Inc. in the amount of $1,000,000 with interest at 12% per annum due and payable on April 5, 2005. The due date has been extended and the lender and the loan is in process of renegotiation.

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

Our aircraft and our operations are also subject to the risk of modification, suspension or revocation of any FAA certificate. A modification, suspension, or revocation could occur if, in the FAA's judgment, compliance with airworthiness or safety standards by us was in doubt. If the FAA suspended or revoked our type or production certificate for an aircraft model, sales of that model would be adversely affected or terminated. If, in the FAA's judgment, an unsafe condition developed or was discovered after one or more of our aircraft had entered service, the FAA could issue an Airworthiness Directive, which could result in a requirement that we develop appropriate design changes at our expense. Foreign authorities could impose similar obligations upon us as to aircraft within their jurisdiction. Any or all of these occurrences could expose us to substantial additional costs and liabilities.

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

Our aircraft compete with other aircraft that have comparable characteristics and capabilities. Many of our competitors, including Cirrus Design (Cirrus), Lancair Co. (Lancair Columbia) Textron (Cessna Aircraft Co.), Raytheon Aircraft Co. (Beechcraft) and New Piper Aircraft Corp, are substantially larger in size and have greater financial, technical, marketing, and other resources than we do. Certain of our actual and potential competitors have greater financial and other resources that may allow them to modify existing aircraft or develop alternative new aircraft that could compete with our aircraft. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sale and marketing of their products than are available to us. Future technological advances may result in competitive aircraft with improved characteristics and capabilities that could adversely affect our business. Our aircraft may also compete with used aircraft that become available in the resale market at prices sufficiently lower to offset deficits in performance, if any, as compared to our aircraft.

Reliance on single source suppliers; problems with supplies could reduce revenue or increase costs.

We are dependent on certain suppliers of products in order to manufacture our aircraft. Should our ability to obtain the requisite components be limited for any lengthy period of time or the cost of the components increase, our ability to produce and sell aircraft could be materially and adversely affected. Securing acceptable pricing and terms from suppliers of the bankrupt MACorp has been difficult because of financial difficulties caused by bankruptcy and damage to the reputation of MACorp as a customer. In addition, the possible failure of suppliers or subcontractors to meet our performance specifications, quality standards or delivery standards or schedules could have a material adverse effect on our operations. Moreover, our ability to significantly increase our production rate could be limited by the ability or willingness of key suppliers to increase their delivery rates; and, over time, the prices to obtain materials and components may change and a number of suppliers may need to be replaced. Our inability to obtain supplies to manufacture our products would have a material adverse effect on our business prospects, operations and financial condition.

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

We expect to derive a substantial portion of our revenues from the sale of a relatively small number of aircraft. As a result, a small reduction in the number of aircraft shipped in a quarter due to, for example, unanticipated shipment re-scheduling or cancellations, supplier delays in the delivery of component parts or unexpected manufacturing difficulties could have a material and adverse effect on our financial position and results of operations for that quarter.

Risks of international operations, including changes in tariffs and duties and currency exchange losses, may increase costs.

We also intend to market and sell our aircraft to foreign customers. Accordingly, we will be subject to all of the risks inherent in international operations, including work stoppages, transportation delays and interruptions, political instability or conflict between countries in which we may do business, foreign currency fluctuations, economic disruptions, differences in airworthiness and certification standards imposed by foreign authorities, the imposition of tariffs and import and export controls, changes in governmental policies (including United States trade policy) and other factors, including other foreign laws and regulations, which could have an adverse effect on our business. With respect to international sales that are denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies can increase the effective price of, and reduce demand for, our products relative to competitive products priced in the local currency. These international trade factors may, under certain circumstances, materially and adversely impact demand for our products or our ability to sell aircraft in particular countries or deliver products in a timely manner or at a competitive price, which in turn may have an adverse impact on our relationships with its customers. In addition, foreign certification or equivalent approval is required prior to importing an aircraft into a foreign country, and we may not receive such certification or equivalent approval in any country. Our success will depend in part upon our ability to obtain and maintain foreign certifications or equivalent approvals and manage international marketing, sales and service operations.

Dependence on key personnel; failure to hire or retain personnel could result in a reduction of revenues and earnings.

The results of our operations will depend in large part on the skills and efforts of our executive team. Our future success will depend to a significant extent on our ability to hire certain other key employees on a timely basis. Competition for highly skilled business, product development, technical and other personnel is intense, and there can be no assurance that we will be successful in recruiting new personnel or in retaining our existing personnel. We will experience increased costs in order to retain and attract skilled employees. Our failure to attract additional qualified employees on a timely basis or to retain the services of key personnel would have a material adverse effect on our operating results and financial condition.

Planned growth may be limited by constraints on human and financial resources.

We significantly expanded our operations in 2004 and plan to continue to expand them during 2005, which could place a significant strain on our limited personnel, financial and other resources. We intend to continue to enlarge the manufacturing capabilities of our Mooney subsidiary and to manufacture Mooney aircraft. Our efforts to conduct manufacturing activities may not be successful, and we may not be able to satisfy commercial scale production requirements on a timely and cost-effective basis. Our ability to manage this growth, should it occur, will require significant expansion of our engineering and production personnel. We may not be able to find qualified personnel to fill such additional positions or be able to manage a larger organization successfully. We may also seek to acquire additional aircraft product lines that will place additional demands on our limited resources.

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

Future sales of common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), or otherwise, could have an adverse effect on the price of our securities. As of December 31, 2004, Mooney had 9,997,773 outstanding shares of Common Stock, plus debentures issued under various agreements convertible into shares of Common Stock. Sales of Common Stock, or the possibility of such sales, in the public market may adversely affect the market price of the securities offered hereby.

Our common stock trades on the OTC Bulletin Board, which may result in reduced volume of trading and increased volatility in the market price of our common stock.

Our Common Stock trades on the OTC Bulletin Board an exchange operated by NASDAQ. Consequently, the liquidity of our securities is less than if it was listed on an exchange not only by the number of securities which can be bought and sold, but also through delays in the timing of the market transactions, reductions in the number and quality of security analysts' and the news media's coverage of us, and volatility in the market price of our common stock

No dividends.

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

The stock market from time to time experiences significant price and volume fluctuations, some of which are unrelated to the operating performance of particular companies. We believe that a number of factors can cause the price of our common stock to fluctuate, perhaps substantially. These factors include, among others:

•	Announcements of financial results and other developments relating to our business;
•	Changes in the general state of the economy; and
•	Changes in market analyst estimates and recommendations for our common stock.

Employees

As of December 31, 2004, we had 310 full time and 7 full time "contract" employees in MAC, and 3full time employees and 1 part time employee in Mooney Aerospace Group, Ltd. None of our employees are represented by a labor union.

Item 2. Facilities

We are currently leasing a 353,634 square feet building complex located in Kerrville, Texas at monthly rent of $1,434 with set increases every 10 years. The lease commenced on March 1, 2004 and expires on September 2033.

Item 3.	Legal Proceedings

All legal proceedings previously reported were discharged in bankruptcy.

Bankruptcy Proceedings

On June 10, 2004 the Company filed a voluntary petition in the United States Bankruptcy Court pursuant to Chapter 11 of Title 11 of the U. S. Code. On December 14, 2004 the U. S. Bankruptcy Court for the District of Delaware confirmed the Company’s Amended Plan of Reorganization, which has been fully executed by the Company. A hearing on a final decree to close the bankruptcy case will be heard by the Court on May 4, 2005. The Amended Plan of Reorganization provides that the holders of all allowed unsecured claims against the Company are entitled to their pro-rata share of stock representing 46% of the Company.

All senior debenture holders will continue to be secured by the stock of the Company’s subsidiary, MAC after the stock is transferred to the unsecured creditors, and the senior debenture holders will also continue to be secured by MAC’s assets. Similarly, the holder of the Factor indebtedness will continue to be secured by MAC’s aircraft and aircraft parts that now secure its claims, and BLX will continue to be secured by substantially all of MAC’s assets. All preferred shareholders received their pro-rata share of 2% of the stock of the Company, and all common shareholders received their pro-rata share of 2% of the stock of the Company. All allowed administrative expenses were paid in cash in full.

The Amended Plan of Reorganization was implemented by restructuring its share structure to allow the Company to issue 9,800,000 new shares on confirmation. The Company’s shares were subject to a reverse split so as to leave 200,000 shares for the common shareholders. On the effective date of the plan, December 15, 2004, there were a total of 10,000,000 issued shares. Of the newly issued shares, 5,000,000 were issued to the Allen Group in exchange for its transferring all of the shares of MAC to the Company, thereby giving Allen 50% of the shares of the Company. Furthermore, the Company is authorized to issue a total of 50 million shares, and MAC’s secured creditors have the right to convert debt of approximately $30,000,000 to, at the secured creditor’s option, 13,500,000 in additionally newly issued Company shares. The secured creditor may convert all or part of its debt at the above ratio at its discretion.

All newly issued or newly issuable shares of the Company are free trading under Rule 3a (9), except that none could be traded until March 15, 2005 and then only 10% of the holder’s shares can be traded each month thereafter. The Company realized $1,033,000 of extraordinary gain from debt forgiveness as a result of the discharge in bankruptcy of its debts.

On December 15, 2004 American Stock Transfer and Trust Co. issued about 10 million shares of new common stock to our creditors as required by the Amended Plan of Reorganization. Of this, 200,000 shares were issued to the existing shareholders of record as of December 15, 2004. An additional 200,000 shares were issued to the preferred stockholders of record as of December 15, 2004. 4,975,000 shares were issued to Allen Holding & Finance Company Ltd., and about 4,600,000 million shares were issued to the unsecured general creditors.

The Amended Plan of Reorganization also provides that the secured debenture holders, the airplane note holders and the factor note holders have the option to convert their shareholdings into 13.5 million shares of new common stock All of the stock is restricted, (except the shares issued to the existing common shareholders of record on December 15, 2005), in that none of these shares could have been sold until March 15, 2005, and then only 10% of each shareholder's shares can be sold each month thereafter. As part of the Amended Plan of Reorganization existing shareholders are entitled to be issued new shares of Mooney Aerospace Group, Ltd. common stock based on a reverse split of 3,223 old MASG shares for one share of new common stock,

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for the Company's Common Equity and Related Stockholder Matters

Our common stock is traded on NASD Electronic Bulletin Board under the symbol "MNYG" as of December 15, 2004. Our common stock was traded on NASD Electronic Bulletin Board under the symbol "MASG" prior to December 15, 2004 .The following table sets forth the range of high and low bid quotations for each of the prior two fiscal years.. The quotations represent inter-dealer quotations without adjustment for retail mark-ups, markdowns or commissions and may not represent actual transactions.

	High	Low
1st Quarter 2003	$0.0400	$0.0300
2nd Quarter 2003	$0.0600	$0.0100
3rd Quarter 2003	$0.0500	$0.0300
4th Quarter 2003	$0.0300	$0.0200
1st Quarter 2004	$0.0220	$0.0131
2nd Quarter 2004	$0.0048	$0.0006
3rd Quarter 2004	$0.0090	$0.0006
4th Quarter 2004	$0.1600	$0.1100
December 16 - December 31, 2004	$0.0000	$0.0000

As of December 31, 2004, there were 264 shareholders of record of our common stock. This does not include shares held in street names.

Item 6.	Management's Discussion & Analysis of Financial Condition

Forward Looking Statements

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward looking statements to encourage companies to provide prospective forward looking information about them so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-KSB are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

General

On February 6, 2002 the U.S. Bankruptcy Court in San Antonio, Texas approved an operating agreement that allowed us to manage MACorp until a plan of reorganization was approved. On February 8, 2002, we announced we had purchased Congress Financial Corporation's ("Congress") position as senior secured creditor for Mooney Aircraft Corporation of Kerrville, Texas ("MACorp"). The Bankruptcy Court approved the sale of substantially all of the MACorp assets to us on March 18, 2002 and on April 19, 2002 we completed the Mooney asset acquisition.

MACorp was the world's leading supplier of high performance single engine general aviation aircraft primarily serving business and owner-flown markets. MACorp produced over 10,000 aircraft since its founding in 1947, and presently has over 7,000 aircraft in operation in the US alone. We acquired substantially all of MACorp's assets and have returned to full production of the Mooney aircraft line. MACorp's assets are held by our wholly owned subsidiary named Mooney Airplane Company, Inc. ("MAC"). On July 23, 2002, we changed our name to Mooney Aerospace Group, Ltd.

We derive a substantial portion of our revenues from the sale of a relatively small number of aircraft. As a result, a small reduction in the number of aircraft shipped in a quarter could have a material adverse effect on our financial position and results of operations for that quarter. Our policy is to collect not less than a 10% deposit prior to construction of aircraft and final payments upon the delivery of aircraft. Construction or delivery delays near the end of a particular quarter due to, for example, shipment rescheduling, delays in the delivery of component parts or unexpected manufacturing difficulties, could cause the financial results of the quarter to fall significantly below our expectations and could materially and adversely affect our financial position and results of operations for the quarter.

During 2005, we intend to focus our efforts on the following events:

·              An increase in production of MAC's manufacturing line in Kerrville, Texas.

·              Enhancement and aggressive implementation of our marketing program.

·              Reduction of costs to increase profit margins.

·              Production of Garmin G-1000 equipped aircraft.

On June 27, 2002 MAC announced that we had received a Federal Aviation Administration (FAA) production certificate for the Eagle2 (Mooney M20S), Ovation2 (Mooney M20R) and the Bravo2 (Mooney M20M). We are making good progress in getting the factory up to full production.

On August 8, 2002 we announced that MAC had received FAA certification as a repair station. The repair station is co-located with the MAC production facility in Kerrville, Texas. This enhances our support to Mooney owners and provides us with additional business opportunities.

In December 2004 we were granted the use of the certification of the Garmin G1000 for both the Ovation2 GX and Bravo GX models.

We have generated $19,314,000 in operating revenues for the year ended December 31, 2004 from the sale of aircraft and spare parts sales, and have incurred a net loss during the same period of $12,470,000. The loss has been reduced as result of cancellation of debt in the amount of ($1,033,000) due to the filing of Chapter XI Bankruptcy. We believe we will continue to experience losses until such time as we attain a commercial scale for the production and sale of our aircraft. No assurance can be made that we will be able to attain the necessary scale in the foreseeable future that will allow us to generate revenue sufficient to maintain its operations without other sources of financing.

Liquidity and Capital Resources

At December 31, 2004, we had a negative working capital of $3,840,000 and stockholders' deficiency of $23,797,000. Since our inception in January 1990, we have experienced continuing negative cash flow from operations, which have resulted in our inability to pay certain existing liabilities in a timely manner. We have financed our operations through private funding of equity and debt and through the proceeds generated from our December 1996 initial public offering.

We expect to continue to incur losses until such time as we increase our production processes to planned production levels and increase market acceptance of our aircraft at selling prices and volumes which provide adequate gross profit to cover operating costs and generate positive cash flow. Our working capital requirements will depend upon numerous factors, including the level of resources devoted to the scale-up of manufacturing and the establishment of sales and marketing. No assurance can be made that we will be able to restore Mooney's production processes to planned levels, regain market acceptance for our aircraft or generate positive cash flow in the foreseeable future, or ever. If we are unable to generate cash flow through our operations as necessary, we will have to continue to obtain financing through equity or debt financing. No assurance can be made that we will be able to obtain sufficient equity or debt financing under terms acceptable to us to allow us to maintain operations according to our current operating plans, or at all.

Our management team has developed a financial plan to address our working capital requirements. Since early 2001, this has included the issuance of convertible debentures. The secured debentures are convertible into shares of common stock at a fixed price set at $2.22 per share and must be converted by August 30, 2005, in accordance with the Amended Plan of Reorganization that was confirmed and effective December 15, 2004. The notes earn interest at the rate of 8% per annum and the payment terms vary with each agreement. The interest is payable in cash at the maturity date which is either in June or November 2006 depending upon the terms of the particular note. The unsecured debenture holders and the preferred stockholders were issued stock effective December 15, 2004 to satisfy Mooney Aerospace Group's obligations to them as provided for in the Amended Plan of Reorganization.

The restructuring plan conversions reported in previous filings were changed pursuant to the provisions of the Amended Plan of Reorganization as confirmed by the Bankruptcy Court.

On November 14, 2003, we issued a long-term note payable in the amount of $5,000,000 to a bank. This note is guaranteed by the U. S. Department of Agriculture Business and Industry Guaranteed Loan Program. The note is guaranteed and secured by many of the Company's assets and its final installment payment is due on November 13, 2028.

On November 17, 2003, we issued a secured revolving note which was amended by Amendment No. 4 Dated September 29, 2004 in the aggregate principal amount of $7,500,000 issued by MAC. These notes were issued by Alpha Capital Aktiengesellschaft, Bristol Investment Fund Ltd, Edward Turin, MM&CTW Foundation Inc, Renaissance Development Holdings International., Ltd, Taria Inc, and TRW Holdings Party Ltd in the current amount of $6,250,000. The revolving loan is a demand loan and bears interest at a rate of 17.5% per annum. The proceeds of the revolving loan will be used to finance the purchase of airplane parts and material to be used in the manufacture of airplanes, and is secured by parts and equipment purchased with such proceeds. The issuers of the revolving loan have the option of converting any and all the amounts outstanding under the loan to shares of our common stock at $2.22 per share. As of December 31, 2004, there was $6,250,000 outstanding under this revolving loan.

Our current cash balance, along with amounts available to us under the revolving loan, will not be sufficient to meet our operating needs for the next 12 months. If additional funding is required it may be obtained either through additional stock issuances or debt financing provided by certain private parties. The following table summarizes the Company's contractual obligations at December 31, 2004:

Contractual Obligations	2005	2006	2007	2008	2009	Total

Convertible debentures	$ -	$20,926,476	$ -	$ -	$ -	$20,926,476

Notes payable	1,986,000	9,000,000	3,100,000	--	--	14,086,000
Capital leases	--	--	--	--	--	--

Operating leases	17,000	17,000	17,000	17,000	17,000	85,000

Employment agreements	825,000	--	--	--	--	$825,000

	$2,828,000	$29,943,476	$3,117,000	$17,000	$ 17,000	$35,922,476

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to investments, long-lived assets, deferred tax assets, other liabilities and revenue recognition. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements see our December 31, 2004 consolidated financial statements contained elsewhere is this Form 10-KSB.

Results of Operations

Year ended December 31, 2004 vs. December 31, 2003

Net sales for the year ended December 31, 2004, increased by $2,697,000, or 16%, from $16,617,000 for the year ended December 31, 2003, compared to $19,314,000 for the same period in 2004. During the year ended December 31, 2003, we sold 34 airplanes as compared to the sale of 36 airplanes for the year ended December 31, 2004.

Cost of sales for the year ended December 31, 2004 increased by $2,447,000, or 16%, from $15,106,000 for the year ended December 31, 2003, compared to $17,553,000 for the year ended December 31, 2004. The increase in cost of sales is related to the increase in aircraft sales, increased sale of used airplanes, increased sales in service parts and the service center. We have the capacity to produce more airplanes than have been produced in the past thereby reducing the fixed manufacturing cost associated with each airplane produced. As we increase our production of airplanes we expect our gross margin to improve.

Research and development costs for the year ended December 31, 2004 increased by $214,000, or 40%, from $534,000 for the year ended December 31, 2003, compared to $748,000 for the year ended December 31, 2004. The significant decrease is due to the change in avionics with the introduction of the G1000 glass panel. Additional projects were the air bag restraint system, changes in propellers, expanded fuel tank and recasting of the control wheel.

Selling and support expenses for the year ended December 31, 2004 increased by $2,473,000, or 126%, from $1,957,000 for the year ended December 31, 2003, compared to $4,430,000 for the year ended December 31, 2004. The increase is related to an increase of marketing and sales personnel, increased advertising, MTR commissions, flight training and the increase in aircraft sales.

General and administrative expenses for the year ended December 31, 2004 increased by $4,092,000, or 109%, from $3,764,000 for the year ended December 31, 2003, compared to $8,429,000 for the year ended December 31, 2004. The increase is due to an increase in employee compensation, consultant fees expense, bankruptcy settlement cost and financing cost.

Other income (expense) for the year ended December 31, 2004 changed by $831,000, or 167%, from ($497,000) for the year ended December 31, 2003, compared to 334,000 for the year ended December 31, 2004. The change is principally due to settlement of prior year law suits which resulted in cancellation of debt and in 2003 the expense was due to change in fair value of the accrued warrant liability.

Amortization of debt issue costs and discounts for the year ended December 31, 2004 decreased by $3,519,000 or 100%, from $3,519,000 for the year ended December 31, 2003, compared to $0.0 for the year ended December 31, 2004. The decrease is due to the debt discounts being written off in the 2nd quarter of 2003 as a result of the debt restructuring on 6/17/2003. There was no remaining debt discounts to amortize subsequent to the debt restructuring.

Interest expense for the year ended December 31, 2004, decreased by $3,387,000, or 62%, from $5,431,000 for the year ended December 31, 2003, compared to $2,044,000 for the year ended December 31, 2004. The decrease is principally due to the removal of interest liability for Mooney Aerospace Group investors by Chapter XI bankruptcy and an increase in interest due by Mooney Airplane Company (MAC).

Cash used in operating activities for the year ended December 31, 2004, increased by $14,013,000 as compared to the same period in 2003, due principally to the combination of operating losses of $8,000,000 in MAC and by the increased working capital requirements of the subsidiary MAC. MAC’s inventory increased by $6,390,000.

Mooney Airplane Company is the only operating entity and the changes in operating assets and liabilities are mainly related to the operations of that business, including changes in inventory, property and equipment and accounts payable.

Cash used in investing activities for the year ended December 31, 2004, increased by $695,000 as compared to the same period in 2003. This was primarily for premises improvements of the manufacturing entity MAC.

Cash provided by financing activities for the year ended December 31, 2004, increased by $13,830,000 as compared to the same period in 2003. During the 2004 period, the Company borrowed through short term debt to fund working capital requirements in the subsidiary.

Item 7. Financial Statements

See "Index To Consolidated Financial Statements" Beginning on Page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 Change in Registrant's Certifying Accountant

On September 23, 2004, the Mooney Aerospace Group, Ltd, (the "Company"), notified Stonefield Josephson, Inc. ("Stonefield"), its independent public accountants, that the Company was terminating its services, effective as of that date. On September 16, 2004, the Company engaged Bernstein & Pinchuk LLP ("B&P") as its principal independent accountant. This decision to dismiss Stonefield and engage B&P was taken upon the unanimous approval of the Board of Directors of the Company.

During the last two fiscal years ended December 31, 2003 and December 31, 2002 and through September 23, 2004, (i) there were no disagreements between the Company and Stonefield on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Stonefield would have caused Stonefield to make reference to the matter in its reports on the Company's financial statements, and (ii) Stonefield's report on the Company's financial statements did not contain any other adverse opinion, disclaimer of opinion, or modification or qualification of opinion except that Stonefield's opinion in its report on the Company's financial statements for the years ended December 31, 2003 and 2002 expressed substantial doubt with respect to the Company's ability to continue as a going concern as a result of incurred net losses and negative cash flows from operations since its inception, working capital deficit and stockholders' deficit. During the last two most recent fiscal years ended December 31, 2003 and December 31, 2002 and through September 15, 2004, there were no reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-B.

During the two most recent fiscal years and through September 15, 2004, the Company has not consulted with B&P regarding either:

1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that B&P concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2. any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B

Retention of B&P was approved by the U. S. Bankruptcy Court for the District of Delaware. There were no disagreements on accounting, auditing or financial disclosures with the previous or present auditors.

Item 8 a. Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of Mooney Aerospace Group’s disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of its management, including the principal executive officer and principal financial officer. Based on this evaluation, the Company has concluded that the design and operation of our disclosure controls and procedures are not effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

Item 8 b. Other Matters Subject to Disclosure

None

Item 9: Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

Our directors and executive officers as follows:

Name	Age	Positions Held

Sam Rothman	51	Chairman

J. Nelson Happy	61	Vice Chairman, President, Chief Financial Officer and Secretary

Sholom Babad	30	Director of Planning and Director

Sol Mayer	51	Director

Other Officers:
James C. Price	65	Assistant Secretary

Directors serve until the next annual meeting or until their successors are elected or appointed. All Officers are appointed by and serve at the discretion of the Board of Directors, although Mr. Happy has entered into an employment agreement. See "Management Employment Agreements." There are no family relationships between any of our directors and officers.

Sam Rothman has served as a director of Mooney since December 2001. He was elected Chairman of the Board on August 19, 2002. Mr. Rothman has been self-employed in real estate and security investments during the past five years.

J. Nelson Happy has served as President, Chief Financial Officer and Secretary of the Company since November 14, 2002. Prior to that he was named Vice Chairman of the Company's board on August 19, 2002. Prior to that he served as Executive Vice President and General Counsel since January 8, 2002. He was previously the CEO of Cenco Refining Company from September 1999 to December 2001. From September 1993 to August 1999, he served as the Dean of Regent University School of Law. Mr. Happy received his B.S. Degree from Syracuse University in 1964 and his JD Degree from Columbia University School of Law in 1967.

Sholom Babad is a consultant to Mooney and was appointed as a director in April 2002 and became Director of Planning at that time. Prior to being employed by Mooney, he was a self employed consultant in fundraising and security investments during the previous five years.

Sol Mayer is a member of the board and audit committee. For more than five years prior to joining the board, Mr. Mayer acted as an independent investment manager and entrepreneur. His professional focus is in marketing.  He was appointed to the board in April 2002.

James C. Price was appointed Assistant Secretary in December 2004. For over 43 years he has had experience in accounting, finance, and administration. He has been in either Controller or V/P of Finance positions for the last 20 plus years. For more than five years prior to joining the Company he was self employed as a consultant. He has a BBA in Accounting from the University of Houston and an MA from Oblate in San Antonio.

Board Committees

Audit Committee
The Company has an Audit Committee consisting of Sol Mayer, who is not a financial expert. J. Nelson Happy, the Company's President, is an ex officio member of the Audit Committee.

Code of Ethics

The Company has adopted a Code of Ethics.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2004, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and other with greater than 10% beneficial owners.

Item 10: Executive Compensation

The following table sets forth information the remuneration of our chief executive officers and our most highly compensated executive officers who earned in excess of $100,000 per annum during any part of our last three fiscal years:

Summary Compensation Table

		Annual Compensation		Long Term Compensation
				Awards		Payouts
Name and Principal Position	Fiscal			Other Annual Compensation	Restricted Stock Award(S)	Securities Underlying Options	LTIP Payouts	All Other Compensation
	Year	Salary ($)	Bonus ($)	($)	($)	SARs (#)	($)	($)
J. Nelson Happy Vice Chairman, CFO and Secretary	2004 2003 2002	207,692 200,000 200,000		29,489
Nicolas Chabbert, Executive Vice President	2004 2003 2002	156,302 150,000 150,000						52383
Sholom Babad Director of Planning	2004	151,615

Options/SAR Grants Last Fiscal Year

NONE

Individual Grants

NONE

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

NONE

Compensation of Directors

The directors other than Mr. Happy, Sholom Babad and Sam Rothman do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend. Sholom Babad currently receives $84,000 annually in salary plus benefits and Sam Rothman receives medical benefits only.

Employment Contracts

We have entered into a three-year employment agreement with J. Nelson Happy, Vice Chairman, President and Chief Financial Officer. Mr. Happy receives an annual salary of $200,000 plus reimbursement of expenses. Mr. Happy’s employment contract was extended on January 8, 2005, and is for a term of 9 months from a notice of termination if made by the Board of Directors. No notice of termination has been made at this time.

Item 11:	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our Common Stock beneficially owned on March 15, 2005 by (i) each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of our Common Stock, (ii) each Director and (iii) all executive officers and Directors as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name and Address (1) of Beneficial Owner or Identity of Group	Number of Shares of Common Stock	Percentage of Beneficial Ownership

Allen Holdings & Finance Ltd	4,925,000	20.96%
Alpha Capital AG	3,928,244	16.72%
Esquire Trade & Finance Inc.	514,488	2.19%
Guaranty & Finance Corporation	2,022,032	8.61%
Lewis Family Investments Pty. Limited	983,640	4.19%
Libra Finance S.A	809,442	3.44%
Renaissance Development Holdings	2,016,352	8.58%
TRW Holdings PTY. Limited	983,640	4.19%
Tusk Investments	849,418	3.61%

All directors and officers as a group.
(4 persons)
Common Stock	76,854	0.003%

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

Item 12.  Certain Relationships and Related Party Transactions.

Consultant	Cash Received in 2004	Amount earned in 2004 but paid in January 2005 (3)	Total earned in 2004	Earned and due in 2004 (excl. Dec work paid in Jan)
Tom Gray	240,028.69	103,049.46	343,078.15	318,948.30
6 Others
Total (1)	524,749.78	130,170.37	654,920.15	603,660.39
Note 1: Thomas Gray received no financial benefit from MAC’s use of other consultants who billed to MAC through Telecom Expert Group.

PART IV

Item 13.	Exhibits List

(a) The following exhibits are submitted herewith:

The following exhibits are filed or incorporated by reference as part of this Registration Statement.

	Exhibit No.	Description

(1)	2.1	Agreement of Merger dated July 16, 1996 between Advanced Aerodynamics and Structures, Inc., California Corporation, and Advanced Aerodynamics & Structures, Inc., a Delaware corporation

(15)	2.2	Order of the U.S. Bankruptcy Court dated March 18, 2002 re Mooney Aircraft Corporation

(15)	2.3	Asset Purchase Agreement by and between the Company and Mooney Aircraft Corporation dated March 18, 2002

(15)	2.4	First Amendment to Asset Purchase Agreement by and between the Company and Mooney Aircraft Corporation dated March 19, 2002

(1)	3.1	Certificate of Incorporation

	3.2	Bylaws as amended on August 19, 2002

(1)	3.3	Amended and Restated Certificate of Incorporation

(10)	3.4	Amendment to the Certificate of Incorporation

(19)	3.5	Amendment to the Certificate of Incorporation

(7)	3.6	Certificate of Designation

(8)	3.7	Amendment to Certificate of Designation

(15)	3.8	Certificate of Incorporation for Mooney Airplane Company, Inc. (a wholly-owned subsidiary)

(15)	3.9	Certificate of Amendment of Certificate of Incorporation for Mooney Airplane Company, Inc. (a wholly-owned subsidiary)

(19)	3.10	Bylaws as amended on July 22, 2002 for Mooney Airplane Company, Inc. (a wholly-owned subsidiary)

(1)	4.1	Specimen Certificate of Class A Common Stock

(1)	4.2	Warrant Agreement (including form of Class A and Class B Warrant Certificates)

(1)	4.3	Form of Underwriter's Unit Purchase Option

(6)	4.5	Form of March 2000 Common Stock Purchase Warrant to be issued to the Series A Preferred Stock Subscribers and Placement Agents

(6)	4.6	Form of Special Common Stock Purchase Warrant to be issued to the Series A Preferred Placement Agent

(6)	4.7	Form of Funds Escrow Agreement related to the March 2000 Subscription Agreement

(7)	4.8	Private Equity Line of Credit Agreement, dated August 15, 2000, between the Company and certain Investors

(7)	4.9	Registration Rights Agreement between the Company and the investors participating in the Private Equity Line of Credit Agreement

(7)	4.10	Form of Warrant issued in connection with Private Equity Line of Credit Agreement

(8)	4.11	Waiver Agreement between the Registrant and the Series A Preferred Stock Subscribers

(8)	4.12	Form of March 27, 2001, Subscription Agreement between the Registrant and the 5% Secured Convertible Note Subscribers

(8)	4.13	Form of March 27, 2001, Secured Convertible Note between the Registrant and the 5% Secured Convertible Note Subscribers
(8)	4.14	Form of March 27, 2001, Common Stock Purchase Warrant to be issued to the 5% Secured Convertible Note Subscribers

(8)	4.15	Form of March 27, 2001, Collateral Agent Agreement between the Collateral Agent and the 5% Secured Convertible Note Subscribers

(8)	4.16	Form of March 27, 2001, Security Agreement between the Registrant and the Collateral Agent

(11)	4.18	Form of June 27, 2001, Subscription Agreement ("SA") and Form of Note (Exhibit A to the SA) and Form of Warrant (Exhibit D to the SA)

(9)	4.19	Form of October 26, 2001 Subscription Agreement ("SA") and Form of Secured Note (Exhibit A to the SA) and Form of Warrant (Exhibit D to the SA)

(9)	4.20	Form of October 26, 2001 Security Agreement

(9)	4.21	Form of October 26, 2001 Lockup Agreement

(9)	4.22	Form of October 26, 2001 Put Agreement

(12)	4.23	Secured Traunche A Promissory Note for $500,000, dated January 29, 2002, issued to Congress Financial Corporation (Southwest), as executed 12)

	4.24	Secured Traunche B Promissory Note for $2,500,000, dated January 29, 2002, issued to Congress Financial Corporation (Southwest), as executed

(12)	4.26	Limited Recourse Secured Traunche D Promissory Note for $5,714,408.71, dated January 29, 2002, issued to Congress Financial Corporation (Southwest), as executed

(13)	4.27
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

(5)	10.15	Remarketing Agreement dated as of August 1, 1997 between the Company and Rauscher Pierce Refnes, Inc.

(5)	10.16	Blanket Letters of Representations of the California Economic Development Authority and First Trust of California, National Association

(5)	10.17	Tax Regulatory Agreement dated as of August 1, 1997 by and among the California Economic Development Authority, the Company and First Trust of California, National Association

(5)	10.18	Custody, Pledge and Security Agreement dated as of August 1, 1997 between the Company and The Sumitomo Bank, Limited

(5)	10.19	Investment Agreement dated August 5, 1997 by and between the Company and the Sumitomo Bank, Limited

(5)	10.20	Specimen Direct Obligation Note between the Company and the Sumitomo Bank, Limited

(4)	10.21	Lease Agreement dated October 17, 1997 between the Company and the City of Long Beach

(4)	10.22	Construction Agreement dated October 29, 1997 between the Company and Commercial Developments International/West

(12)	10.23	Assignment and Assumption Agreement between Advanced Aerodynamics and Structures, Inc. and Congress Financial Corporation (Southwest), dated January 29, 2002, as executed

(12)	10.24	Collateral Assignment of Debt and Security Agreements between Advanced Aerodynamics and Structures, Inc. and Congress Financial Corporation (Southwest), dated January 29, 2002, as executed

(17)	10.25	Roy Norris Employment Agreement

(17)	10.26	Dale Ruhmel Employment Agreement

(17)	10.27	L. Peter Larson Employment Agreement

(17)	10.28	J. Nelson Happy Employment Agreement

(17)	10.29	Exhibit 1 to Employment Agreements

(19)	10.30	Nicolas Chabbert Employment Agreement

(19)	10.31	2002 Stock Option Plan

(20)	10.32	Audit Committee Charter adopted July 22, 2002

(21)	10.33	Amended Disclosure Statement

(22)	10.34	Amended Plan of Reorganization

(23)	10.35	Confirmation Order December 2004

(24)	10.36	Specimen Certificate of Common Stock

(25)	10.37	Contract for Thomas H Gray Inc., and Illinois subchapter S Corporation doing business as (dba) Telecom Expert Group, FEIN 36-4315031.
(26)	31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(26)	32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mooney Aerospace Group, Ltd.

Date: March 30 , 2005	By: /s/ Sam Rothman
Sam Rothman, Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sam Rothman	Chairman	March 30, 2005
Name: Sam Rothman

/s/ J. Nelson Happy	Vice Chairman, President &	March 30, 2005
Name: J. Nelson Happy	Chief Financial Officer and Secretary
(Principal Executive Financial and
Accounting Officer)

/s/ Sholom Babad	Director and Director of Planning	March 30, 2005
Name: Sholom Babad

/s/ Sol Mayer	Director	March 30, 2005
Name: Sol Mayer

Mooney Aerospace Group, Ltd. and Subsidiary

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Mooney Aerospace Group, Ltd.

Kerrville, Texas

We have audited the accompanying balance sheets of Mooney Aerospace Group, Ltd. and subsidiary as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant losses from operations since its inception and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bernstein & Pinchuk LLP
Certified Public Accountants

New York, New York
February 5, 2005

report from previous auditor

Mooney Aerospace Group, Ltd. and Subsidiary
Consolidated Balance Sheet
December 31, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$59,000
Accounts receivable	1,568,000
Other receivables	1,646,000
Inventory	15,056,000
Prepaid expenses and other current assets	391,000

TOTAL CURRENT ASSETS	18,720,000

PROPERTY AND EQUIPMENT - at cost, net of accumulated
depreciation and amortization	3,994,000

TRADE NAME	1,802,000
OTHER ASSETS	401,000

6,197,000

$24,917,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$2,152,000
Accrued expenses	851,000
Accrued interest and penalties	1,680,000
Advanced deposits - deferred liabilities	2,481,000
Notes payable, current portion	8,105,000
Notes payable, revolver loan	6,250,000
Accrued taxes payable	287,000
Accrued used aircraft trade in liability	416,000
Accrued warrant costs	163,000
Notes payable, related party	7,000
Insurance loan	163,000
Accrued legal & audit	5,000

TOTAL CURRENT LIABILITIES	22,560,000

CONVERTIBLE DEBENTURES	20,926,000
NOTES PAYABLE	4,847,000
ENVIRONMENTAL CLEANUP LIABILITY	381,000

48,714,000

STOCKHOLDERS' DEFICIENCY
Common stock, $0.0001 par value; 50,000,000 shares authorized;
9,997,773 shares issued and outstanding	1,000
Additional paid In capital	129,636,000
Accumulated deficit	(153,434,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	(23,797,000)

$24,917,000

The accompanying notes are an integral part of these financial statements.

Mooney Aerospace Group, Ltd. and Subsidiary
Consolidated Statements of Operations

Years ended December 31,
	2004	2003

NET SALES	$19,314,000	$16,617,000

COST OF SALES	17,553,000	15,106,000

GROSS MARGIN	1,761,000	1,511,000

OPERATING EXPENSES
Research and development expenses	748,000	534,000
Selling and support expenses	4,430,000	1,957,000
General and administration expenses	8,429,000	3,764,000

	13,607,000	6,255,000

LOSS BEFORE OTHER INCOME (EXPENSE), PROVISION
FOR INCOME TAXES AND EXTRAORDINARY GAIN	(11,846,000)	(4,744,000)

OTHER INCOME (EXPENSE)
Interest income	2,000	-
Other income (expense), net	334,000	(497,000)
Amortization of debt issue costs and discount	-	(3,519,000)
Interest expense	(2,044,000)	(5,431,000)
Income from disposition of property and equipment	51,000	-
Gain on forgiveness of debt	1,033,000	-

	(1,657,000)	(9,447,000)

LOSS BEFORE PROVISION FOR INCOME TAXES
AND EXTRAORDINARY GAIN	(13,503,000)	(14,191,000)

PROVISION FOR INCOME TAXES	-	-

LOSS BEFORE EXTRAORDINARY GAIN	(13,503,000)	(14,191,000)

NET LOSS	$(12,470,000)	$(14,191,000)

NET LOSS PER SHARE - BASIC AND DILUTED	$(1.2473)	$(0.0600)

The accompanying notes are an integral part of these financial statements.

Mooney Aerospace Group, Ltd. And Subsidiary
Consolidated Statement of Stockholders' Deficit

	Preferred Stock				Common Stock								Additional
	Series A		Common Stock		Class A		Class B		Class E-1		Class E-2		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2002	35,889	$2,798,000			80,510,761	$8,000	1,013,572	-	4,000,000	-	4,000,000	-	$97,911,000	$(126,719,000)	$(26,002,000)

Conversion of preferred stock to class A	(9,921)	(770,000)			69,679,607	7,000							763,000		-
Amortization of discount on preferred stock		54,000			-									(54,000)	-
Conversion of debentures to class A					245,627,442	24,000							4,934,000		4,958,000
Conversion of accrued interest to class A					25,120,599	3,000							545,000		548,000
Issuance of common stock for professional services					5,900,000	1,000							236,000		237,000
Conversion of accrued expenses to class A					30,564,133	3,000							725,000		728,000
Forgiveness of non-registration penalties													7,420,000		7,420,000
Contribution of warrant rights pursuant
to restructuring													880,000		880,000
Write off of discounts related to warrants													(5,700,000)		(5,700,000)
Write off of discounts related to beneficial															-
conversion features													(11,370,000)		(11,370,000)
Reclass of warrant liability to equity													16,000		16,000
Net loss														(14,191,000)	(14,191,000)

Balance, December 31, 2003	25,968	2,082,000			457,402,542	46,000	1,013,572	-	4,000,000	-	4,000,000	-	96,360,000	(140,964,000)	(42,476,000)

Conversion of preferred stock to class A	(8,352)	(321,000)			23,271,576	2,000							319,000		321,000
Conversion of debentures to class A					83,972,946	8,000							109,000		117,000
Conversion of accrued interest to class A					15,821,497	2,000							21,000		23,000
Issuance of common stock for professional services					64,110,453	6,000							83,000		89,000

Balance prior to bankruptcy writeoff	17,616	1,761,000			644,579,014	64,000	1,013,572	-	4,000,000	-	4,000,000	-	96,892,000	(140,964,000)	(41,926,000)
Write off for bankruptcy	(17,616)	(1,761,000)			(644,579,014)	(64,000)	(1,013,572)		(4,000,000)		(4,000,000)		-		(1,825,000)
Issuance of new common stock			9,997,773	$1,000									32,744,000	-	-
Net loss														(12,470,000)	(12,470,000)

Balance, December 31, 2004	-	-	9,997,773	$1,000	-	-	-		-		-		$129,636,000	$(153,434,000)	$(23,797,000)

Mooney Aerospace Group, Ltd. and Subsidiary
Consolidated Statements of Cash Flows

Years ended December 31,
	2004	2003

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(12,470,000)	$(14,191,000)
Adjustment to reconcile net loss to net cash
used in operating activities:
Gain on forgiveness of debt	(1,033,000)	-
Noncash professional service expense	-	237,000
Amortization of discount on convertible debentures	-	2,968,000
Amortization of debt issuance costs	-	553,000
Depreciation and amortization expense	819,000	781,000
Income from disposition of property and equipment	(51,000)	-
Environmental cleanup accrual	381,000	-

Changes in operating assets and liabilities:
Accounts receivable	(1,440,000)	(83,000)
Other receivable	(1,646,000)	-
Inventory	(6,390,000)	(1,114,000)
Prepaid expenses and other current assets	(208,000)	159,000
Other assets	(401,000)	-
Accounts payable	410,000	379,000
Accrued expenses	(489,000)	794,000
Accrued interest	1,920,000	4,843,000
Accrued warrant liability	164,000	497,000
Advanced deposits	-	58,000
Accrued taxes payable	286,000	-
Accrued used aircraft trade in liability	416,000	-
Accrued legal & audit	5,000	-
Deferred revenue	1,595,000	-

Net cash used in operating activities	(18,133,000)	(4,119,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(818,000)	(72,000)
Proceeds from disposition of property and equipment	51,000	-
Net cash used in investing activities	(767,000)	(72,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	-	573,000
Proceeds from issuance of notes payable	27,574,000	10,650,000
Payments for debt issue costs	379,000	(653,000)
Payments on notes payable	(10,177,000)	(6,617,000)
Notes payable related party	7,000	-

Net cash provided by financing activities	17,783,000	3,953,000

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(1,116,000)	(238,000)

CASH AND CASH EQUIVALENTS, Beginning of year	1,175,000	1,413,000

CASH AND CASH EQUIVALENTS, End of year	$59,000	$1,175,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$414,000	$365,000
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

    Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the year ended December 31, 2004, the Company: 1) converted 8,352 shares of Series A preferred stock into 23,271,576 shares of Class A common stock valued at $321,000, 2) converted $1,938000 of convertible debentures into 102,924,000 shares of Class A common stock, 3) converted $550,000 of accrued interest into 36,422,000 shares of Class A common stock, 4) issued 15,874,000 shares of Class A common stock for deferred compensation and consulting fees valued at $163,090, 5) issued 24,511,000 and 17,391,000 shares of Class A common stock for settlement fees and commitment fees valued at $468,000 and $400,000 respectively. In addition, during the year ended December 31, 2004, the Company consummated a reverse split of the Class A Common Stock into a new issue of Common Stock per the plan of Bankruptcy. There was a conversion of 644,579,000 shares of Class A Common Stock into 200,000 shares of Common Stock.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a cumulative net loss of $153,434,000 as of December 31, 2004. The Company also has a working capital deficiency of $3,840,000 as of December 31, 2004.

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

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

a)
The Company's management team has been developing a financial plan to address its working capital requirements and believes that if executed successfully, the plan will substantially improve the Company's ability to meet its working capital requirements throughout the year ended December 31, 2005. The plan includes obtaining additional short term funding for increased working capital consistent with the planned growth of the Company, additional long term funding which may be obtained under the USDA guaranteed loan program, and additional capital raising.

b)
Management has restructured its current outstanding debt and obtained a $7,500,000 revolving loan as of September 29, 2004, from which it plans to fund its current operations and increase the number of airplanes produced to generate sufficient revenue to achieve profitable operating results.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mooney Airplane Company ("MAC"), incorporated under the laws of the state of Delaware on March 4, 2002 (see Note 2). All inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2004 and 2003, the Company used estimates in determining the realization of its accounts receivable, inventory and its intangible assets. Actual results could differ from these estimates.

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

Inventory

Inventory consists of raw materials, work in process and finished goods and is stated at the lower of cost (moving average) or market. An obsolescence allowance is estimated for parts whose values have been determined to be impaired or whose future utility appears limited. If an inventory part has not been used in the past two years, it is deemed to be impaired.

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

Stock Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the year ended December 31, 2004 and 2003:

	2004	2003
Net loss
As reported	$(12,470,000)	$(14,191,000)
Compensation recognized under APB 25	-	-
Compensation recognized under SFAS 123	-	-
Pro forma	$(12,470,000)	$(14,191,000)

Basic and diluted loss per common share:	New Common	Old Class A
As reported	$(1.2473)	$(0.06)
Pro forma	$(1.2473)	$(0.06)

Advanced Deposits

The Company has a policy that requires a deposit of no less than $10,000.00 for the purchase of airplanes manufactured by MAC.

Revenue Recognition

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

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended December 31, 2004 and 2003 amounted to $1,371,000 and $423,000, respectively.

Income Taxes

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

Earnings Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2004 and 2003 because the effect would have been anti-dilutive:

	2004	2003

Conversion of Series A preferred stock	23,272,000	67,625,000
Conversion of convertible debentures	102,824,000	1,503,975,734

Stock options issued to employees		300,000
Warrants issued with convertible debentures		--
Warrants issued with Series A preferred stock		--
Warrants issued with equity line		4,268,764
Warrants issued with severance package		2,000,000
Warrants issued with acquisition of MAC		3,623,189
	126,096,000	1,581,792,687

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the year ended December 31, 2004 and 2003, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein.

 Research and Development

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

On March 18, 2002, the bankruptcy court approved the sale of MACorp's assets to the Company, which was completed on April 19, 2002. On April 19, 2002, the Company completed the acquisition of certain assets and the assumption of certain liabilities of MACorp through its newly formed and wholly owned subsidiary, MAC, for approximately $9,881,000. Of the total consideration paid, approximately $4,082,000 was in cash, of which, $3,500,000 was paid directly to Congress; $4,500,000 was in the form of notes payable to Congress; 3,260,871 shares of Class A Common Stock were issued with a fair value of $900,000, and warrants to purchase 3,623,189 shares of Class A Common Stock were issued with a fair value of $399,000. Assets purchased included trade name, inventory and property, and equipment, and totaled $1,802,000, $4,833,000 and $5,193,000 respectively. Liabilities assumed totaled to $1,947,000.

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

The operating results of the acquisition are included in the Company's consolidated results of operations from April 19, 2002.

    Note 3 - Inventory

Inventory at December 31, 2004 consisted of the following:

Raw materials and purchased parts	$ 4,525,000
Work-in-process	6,721,000
Semi finished Manufactured Components	3,476,000
Finished goods	1,971,000
Totals	16,693,000
Less : Allowances	(1,637,000)
$15,056,000

    Note 4 - Property and Equipment

Property and equipment at December 31, 2004 consisted of the following:

Experimental aircraft	$ 650,000
Office furniture and equipment	845,000
Machinery and equipment	4,220,000
Buildings and Improvements	361,000
Motor Vehicles	46,000
Totals	6,122,000
Less accumulated depreciation and amortization	(2,126,000)

$ 3,994,000

Depreciation expense for the years ended December 31, 2004 and 2003 was $819,000,000 and $781,000, respectively.

    Note 5 - Notes Payable

Notes payable at December 31, 2004 consisted of the following:

Note payable to BLX Commercial Capital, LLC - interest rate prime plus 2%; collateralized by virtually all the assets of the Company and a $2,000,000 life insurance policy on the Company’s Chief Executive Officer and is guaranteed under the U.S. Department of Agriculture Business and Industry Guaranteed Loan Program; monthly principal and interest payments of $32,516, with any unpaid principal and interest due on November 1, 2028.	$4,911,000

Notes payable to a group of investors -interest rate of 17.5% secured by virtually all the assets of the Company. Due November 2006. Originally the loan was for $9,000,000. This is a working capital loan.	3,930,000

Notes payable to a group of investors -- interest rate of 8% secured by specific aircraft with a maturity of November 2007.	3,100,000

Bank loan for Automobile - interest rate of 5.49% with a maturity of September 2009.	26,000

Note payable to Libra Finance S.A with a maturity of February 2005	986,000
Less current maturities	(8,106,000)

$ 4,847,000

Principal payments on notes payable are as follows:

Year ending December 31,
2005	$ 8,106,000
Thereafter	4,487,000
$ 12,953,000

    Note 6 - Revolving Loan

On November 17, 2003, the Company finalized a revolving loan in the aggregate principal amount of $4,000,000 issued by MAC to related parties, pursuant to an Amended and Restated Loan and Purchase Money Security Agreement. The amount of this loan was increased to a maximum of $7,500,000 with a balance as of December 31, 2004 of $6,250,000. The revolving loan has a term of three (3) years and bears interest at a rate of 10% per annum. The proceeds of the revolving loan will be used to finance the purchase of airplane parts to be used in the manufacture of airplanes, and is secured by parts and equipment purchased with such proceeds. In connection with this revolving loan, the Company is required to pay a commitment fee of $400,000 payable in shares of the Company's common stock. As of December 31, 2004, the shares had been issued.

    Note 7 - Convertible Debentures

Convertible debentures at December 31, 2004 consisted of the following:

Secured convertible debentures to various individual investors (including $75,000 to the Company's Chairman) - interest rate 8%; convertible into shares of the Company's Class A common stock at a rate of $2.22 per shares; debentures matures at various dates in the year 2007.
$ 20,926,000
The principal amount of the convertible debentures mature as follows:
A roll forward of the convertible debentures is as follows:

Balance, December 31, 2002	5,829,000
Issuance of convertible debentures for cash	573,000
Issuance of convertible debentures for finder's fees	1,360,000
Conversions into equity	(4,958,000)
Conversions of notes payable to convertible debentures	6,322,000
Write off of discounts due to restructuring	17,070,000
Amortization of discounts	2,968,000
Balance, December 31, 2003	$ 29,164,000
Write off of unsecured debentures	$5,862,000
Balance, December 31, 2004	$20,926,000

On June 17, 2003, the Company implemented a restructuring plan, whereby, all convertible note holders agreed to waive all outstanding defaults, including waiver of the penalties for non-registration of the shares underlying the convertible debentures, and set fixed note conversion prices of $0.0192 and $0.0384 per Class A common shares for the secured and unsecured debenture holders, respectively. In addition, as part of the restructuring, holders of notes payable totaling $6,322,000 converted their notes payable into secured convertible debentures.

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

Waiver of interest and penalties for non-registration of securities	$ 7,420,000
Contribution of warrant rights, at net book value of warrant
liability at date of restructuring	880,000
Elimination of unamortized discount at date of restructuring,
accounted for as a distribution of rights to equity holders	(17,070,000)
Net distribution to related parties at date of restructuring	$ (8,770,000)

On June 10, 2004 the company filed a petition in Bankruptcy seeking reorganization under Chapter XI of the U.S. Bankruptcy Code and as a result all debentures holders except the Secured Debenture holders were issued stock for their interest. The Secured debenture holders will be paid cash at maturity for the interest accrued from June 10, 2004 until the maturity date of their note.

    Note 8 - Stockholders' Deficit

Common Stock

As of December 31, 2004, the Company has one class of common stock except that the holder of each outstanding share of Common Stock is entitled to one vote. In connection with the Company's initial public offering in 1996, Class A Warrants were issued, which entitle the holder to purchase one share of Class A Common Stock and one Class B Warrant. Each Class B Warrant entitles the holder to purchase one share of Class A Common Stock. Class A Warrants and Class B Warrants may be exercised at an exercise price of $6.50 and $8.75, respectively, at anytime. The warrants originally expired on December 3, 2001, but were subsequently extended through October 31, 2002, at which time they expired unexercised.

Preferred Stock

The Company entered into a preferred stock agreement with certain investors, to issue up to 100,000 shares of 5% Cumulative Convertible Series A Preferred Stock ("Preferred Stock") with a stated value of $100 per share and Common Stock Purchase Warrants to purchase Class A Common Stock, for the aggregate purchase price of $10 million. As of December 31, 2003, the Company has issued 91,085 shares of Preferred Stock with a stated value of $9,108,500. The remaining $891,500 in Preferred Stock funding will not occur until certain criteria have been met. The Preferred Stock was settled per the Amended Plan of Reorganization for 200,000 shares of Common Stock.

    Note 9 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2004 are as follows:

Deferred tax assets:
Federal net operating loss	$43,807,000
State net operating loss
Research & development credits	1,251,000
Depreciation	320,000
Other	80,000
$45,458,000
Valuation Allowance	($45,458,000)

At December 31, 2004, the Company had federal net operating loss ("NOL") carryforwards of approximately $128,845,000 respectively. Federal NOLs could, if unused, expire in varying amounts in the years 2005 through 2024.

At December 31, 2004, the Company had federal research and development ("R&D") credit carryforwards of approximately $1,251,000. The federal R&D credit carryforwards started to expire in 2004.

The valuation allowance increased by $4,256,000 during 2004.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003
Federal income tax rate	(34.0%)	(34.0%)
State tax, net of federal benefit	(6.0%)	(6.0%)
Increase in valuation allowance	40.0%	40.0%
Effective income tax rate	0.0%	0.0%

Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate.  A significant portion of the NOL may expire before it can be utilized.

Note 10 – Commitments and Contingencies

Litigation

None

Employment Contracts

The Company has executed a three-year employment agreement with one executive dated January 8, 2002, which has been extended.

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

	2004	2003
Numerator
Loss before extraordinary item	$ (13,503,000)	$(14,191,000)
Dividends in arrears		(504,000)
Amortization of discount on preferred stock		(54,000)
Numerator for basic loss per share	$ (12,470,000)	$ (14,749,000)

Denominator
Weighted average shares of shares of Class B		1,014,000
Weighted average shares of shares	9,998,000	235,895,000

Denominator for basic loss per share	9,998,000	236,909,000

	New Common	Old Class A
Basic loss per share	$ (1.2473)	$ (0.06)

There is no difference between the loss per common share amounts computed for basic and dilutive purposes in 2003.

    Note 12 - Employee Benefits

The Company has a 401(k) Plan for its employees. For the years ended December 31, 2004, 2003 and 2002, the Company did not make any contributions to the Plan.

    Note 13 - Other Income (Expense)

Other income (expense) in the accompanying consolidated statements of operations for the year ended December 31, 2004 is principally related to the change due to the Amended Plan of Reorganization and the cancellation of debt associated with it.

    Note 14 - Subsequent Events

Conversions 2005 - Secured debenture holders converted $1,074,000 of convertible debentures into 483,784 shares of common stock.