Form 10KSB/A
period 2004-12-31
MOONEY AEROSPACE GROUP LTD
filed 2005-04-22
CIK 1019825

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDED

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

The Secured Convertible Debenture Notes are convertible into shares of the Company's common stock at a fixed per share conversion price of $2.22 cents per share. The maturity date for the secured convertible notes was extended for a period of three (3) years, with maturity dates on the third anniversary of the Notes which is either June 16, 2006 or November 7, 2006, depending on the inception date of the Note. Interest will be paid in cash at the maturity date. The unsecured notes (both principal and interest) and the interest on the secured notes were discharged as of June 10, 2004, per the Amended Plan of Reorganization approved by the U.S. Bankruptcy Court for the District of Delaware on December 14, 2004. Under the Amended Plan, the Secured Notes principal is convertible to Common Stock at a conversion rate of $2.22 per share. This conversion must be completed by August 30, 2005 unless extended by the Company's board of directors. The common stock issued pursuant to this conversion feature is restricted to prohibit any sales prior to March 15, 2005 and allows no more than 10% of each shareholders holdings to be sold each month thereafter unless this provision is modified by the Company's board of directors.

On November 13, 2003, we closed a long-term loan with Business Loan Express (‘BLX"). This loan is guaranteed by the U. S. Department of Agriculture Business and Industry loan program. This loan is for $5,000,000 to MAC and is secured by many of the assets of the Company, with all unpaid principal and interest due on November 1, 2028.

Risk of low-price stocks, including limitations on market liquidity.

The Securities and Exchange Commission classifies our Common Stock as a "penny stock". This classification severely and adversely affects the market liquidity for our Common Stock. Commission regulations define a "penny stock" to be any non-NASDAQ equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery prior to any transaction in a penny stock a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to disclose recent price information for the penny stock held in the account and information on the limited market in penny stocks.

As a "penny stock" shares of our common stock are subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's prior written consent to the transaction. Consequently, the rule may adversely affect the ability of broker-dealers to sell our securities and may adversely affect the ability of holders of our securities to sell such securities in the secondary market.

We have accumulated a substantial deficit; we have a history of losses and continued lack of profitability could lead to a cessation of operations.

To date, we have incurred significant losses. At December 31, 2004, we had an accumulated deficit of approximately $153,434,000. We have incurred net losses of $14,191,000 in 2003, and $12,470,000 in 2004 respectively. Losses prior to 2004 resulted principally from significant costs associated with the development of the Jetcruzer 500 and the acquisition of Mooney. We show a reduced loss in 2004 due to the cancellation of debt that was realized from the Amended Plan of Reorganization. This cancellation of debt amounted to ($1,033,000). We expect to incur further losses in the future due to significant costs associated with manufacturing our aircraft, maintaining the necessary regulatory approvals, and marketing and selling our aircraft. There can be no assurance that sales of our aircraft will generate sufficient revenues to fund our continuing operations, that we will generate positive cash flow from our operations, or that we will attain or thereafter sustain profitability in any future period. If we do not begin to generate profits, we may be forced to cease or curtail our operations.

We may need additional financing; failure to obtain financing could lead to a cessation or curtailment of our operations.

We obtained a revolving loan secured by a purchase money security agreement from Alpha Capital Aktiengesellschaft, Bristol Investments Fund Ltd., Edward Turin, MM&CTW Foundation Inc., Renaissance Development Holdings International, Ltd., Taria Inc., and TRW Holdings Party Ltd. to Mooney Airplane Company Inc. as borrower in the amount of $6,250,000 to purchase parts and materials for manufacture of Mooney airplanes. The security agreement was amended to state, among other things, that the maximum amount of the loan shall not exceed seven million five hundred thousand dollars ($7,500,000). The balance of this loan as of December 31, 2004 was $6,250,000. The interest being accrued on this loan is at 8% per annum.

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

We are required to pay Libra Finance, S.A. a finder’s fee of $986,000 secured by a non-interest bearing promissory note which was due on February 7, 2005. The due date has been extended by the lender and the terms of the note are in is in the for obtaining these loans, process of renegotiation.

Subsequent to the year end, on March 8, 2005 we executed a promissory note in favor of Guarantee & Finance Inc. in the amount of $1,000,000 with interest at 12% per annum due and payable on April 5, 2005. The due date has been extended and the lender and the loan is the terms of the note are in the process of renegotiation.

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

Our common stock trades on the OTC Bulletin Board an exchange operated by NASDAQ. Consequently, the liquidity of our securities is less than if it was listed on an exchange, not only by the number of securities which can be bought and sold, but also through delays in the timing of the market transactions, reductions in the number and quality of security analysts' and the news media's coverage of us, and volatility in the market price of our common stock

No dividends.

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

Employees

As of December 31, 2004, we had 310 full time and 7 full time "contract" employees in MAC, and 3 full time employees and 1 part time employee in the Company. None of our employees are represented by a labor union.

Item 2. Facilities

We are currently leasing a 353,634 square feet building complex located in Kerrville, Texas at monthly rent of $1,434 with set increases every 10 years. The lease commenced on March 1, 2004 and expires on September 2033.

Item 3.	Legal Proceedings

All legal proceedings previously reported were discharged in bankruptcy.

Bankruptcy Proceedings

On June 10, 2004 the Company filed a voluntary petition in the United States Bankruptcy Court pursuant to Chapter 11 of Title 11 of the U. S. Code. On December 14, 2004 the U. S. Bankruptcy Court for the District of Delaware confirmed the Company’s Amended Plan of Reorganization, which has been fully executed by the Company. A hearing on a final decree to close the bankruptcy case will be heard by the Court on May 5, 2005. The Amended Plan of Reorganization provides that the holders of all allowed unsecured claims against the Company are entitled to their pro-rata share of stock representing 46% of the Company.

All senior debenture holders will continue to be secured by the stock of the Company’s subsidiary, (MAC) after the stock is transferred to the unsecured creditors, and the senior debenture holders will also continue to be secured by MAC’s assets. Similarly, the holder of the Factor indebtedness will continue to be secured by MAC’s aircraft and aircraft parts that now secure its claims, and BLX will continue to be secured by substantially all of MAC’s assets. All preferred shareholders received their pro-rata share of 2% of the stock of the Company, and all common shareholders received their pro-rata share of 2% of the stock of the Company. All allowed administrative expenses were paid in cash in full.

The Amended Plan of Reorganization was implemented by changing the capital structure to allow the Company to issue 9,800,000 new shares of common stock on confirmation. The Company’s shares were subject to a reverse split so as to leave 200,000 shares for the common shareholders. On the effective date of the plan, December 15, 2004, there were a total of 10,000,000 issued shares. Of the newly issued shares, 5,000,000 were issued to the Allen Group in exchange for its transferring all of the shares of MAC to the Company, thereby giving Allen 50% of the shares of the Company. Furthermore, the Company is authorized to issue a total of 50 million shares, and MAC’s secured creditors have the right to convert debt of approximately $30,000,000 to, at the secured creditor’s option, 13,500,000 in additionally newly issued Company shares. The secured creditor may convert all or part of its debt at the above ratio at its discretion.

All newly issued or newly issuable shares of the Company are free trading under Rule 3a (9), except that none could be traded until March 15, 2005 and then only 10% of the holder’s shares can be traded each month thereafter. The Company realized $1,033,000 of extraordinary gain from debt forgiveness as a result of the discharge in bankruptcy of some of its debts.

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

The Amended Plan of Reorganization also provides that the secured debenture holders, the airplane note holders and the factor note holders have the option to convert their shareholdings into 13.5 million shares of new common stock All of the stock is restricted, (except the shares issued to the existing common shareholders of record on December 15, 2005), in that none of these shares could have been sold until March 15, 2005, and then only 10% of each shareholder's shares can be sold each month thereafter. As part of the Amended Plan of Reorganization existing shareholders are entitled to be issued new shares of Mooney Aerospace Group, Ltd. common stock based on a reverse split of 3,223 old MASG shares for one share of new common stock,

Sale of MAC shares to Allen Holdings and Finance, Ltd. and Reacquisition

On June 1, 2004 the Company announced that it had sold all of the stock of MAC to Allen Holdings and Finance, Ltd.  All of these shares were reacquired by the Company on December 15, 2004 as a provided for in the Amended Plan of Reorganization.

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

MACorp was the world's leading supplier of high performance single engine general aviation aircraft primarily serving business and owner-flown markets. MACorp produced over 10,000 aircraft since its founding in 1947, and presently has over 7,000 aircraft in operation in the US alone. We acquired substantially all of MACorp's assets and have returned to full production of the Mooney aircraft line. MACorp's assets are held by our wholly owned subsidiary ("MAC"). On July 23, 2002, we changed our name to Mooney Aerospace Group, Ltd.

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

During 2005 we intend to focus our efforts on the following:

·              An increase in production of MAC's manufacturing line in Kerrville, Texas.

·              Enhancement and aggressive implementation of our marketing program.

·              Reduction of costs to increase profit margins.

·              Production of Garmin G-1000 equipped aircraft.

On June 27, 2002 MAC announced that we had received a Federal Aviation Administration (FAA) production certificate for the Eagle2 (Mooney M20S), Ovation2 (Mooney M20R) and the Bravo2 (Mooney M20M). We are making progress in getting the factory up to full production.

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

We generated $19,314,000 in operating revenues for the year ended December 31, 2004 from the sale of aircraft and spare parts, and have incurred a net loss during the same period of $12,470,000. The loss has been reduced as result of cancellation of debt in the amount of ($1,033,000) due to the filing of terms of the Amended Plan or Reorginzation. We believe we will continue to experience losses until such time as we attain a commercial scale for the production and sale of our aircraft. No assurance can be made that we will be able to attain the necessary scale in the foreseeable future that will allow us to generate revenue and profits sufficient to maintain its operations without other sources of financing.

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

We expect to continue to incur losses until such time as we increase our production to planned levels and increase market acceptance of our aircraft at selling prices and volumes which provide adequate gross profit to cover operating costs and generate positive cash flow. Our working capital requirements will depend upon numerous factors, including the level of resources devoted to the scale-up of manufacturing and the establishment of sales and marketing. No assurance can be made that we will be able to restore MAC's production processes to planned levels, regain market acceptance for our aircraft or generate positive cash flow in the foreseeable future, or ever. If we are unable to generate cash flow through our operations as necessary, we will have to continue to obtain financing through equity or debt financing. No assurance can be made that we will be able to obtain sufficient equity or debt financing under terms acceptable to us to allow us to maintain operations according to our current operating plans, or at all.

Our management team has developed a financial plan to address our working capital requirements. Since early 2001, this has included the issuance of convertible debentures. The secured debentures are convertible into shares of common stock at a fixed price set at $2.22 per share and must be converted by August 30, 2005, in accordance with the Amended Plan of Reorganization that was confirmed and effective December 15, 2004. The notes earn interest at the rate of 8% per annum and the payment terms vary with each agreement. The interest is payable in cash at the maturity date which is either in June or November 2006 depending upon the terms of the particular note. The unsecured debenture holders and the preferred stockholders were issued stock effective December 15, 2004 to satisfy the Company’s obligations to them as provided for in the Amended Plan of Reorganization.

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

On November 17, 2003, we issued a secured revolving note which was amended by Amendment No. 4 Dated September 29, 2004 in the aggregate principal amount of $7,500,000 issued by MAC. These notes were issued to Alpha Capital Aktiengesellschaft, Bristol Investment Fund Ltd, Edward Turin, MM&CTW Foundation Inc, Renaissance Development Holdings International., Ltd, Taria Inc, and TRW Holdings Party Ltd. The revolving loan is a demand loan and bears interest at a rate of 8.0% per annum. The proceeds of the revolving loan are used to finance the purchase of airplane parts and material to be used in the manufacture of airplanes, and is secured by parts and equipment purchased with such proceeds. The issuers of the revolving loan have the option of converting any and all the amounts outstanding under the loan to shares of our common stock at $2.22 per share. As of December 31, 2004, there was $6,250,000 outstanding under this revolving loan.

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

Contractual Obligations	2005	2006	2007	2008	2009	Thereafter	Total

Convertible debentures	$ -	$20,926,000	$ -	$ -	$ -	$ -	$20,926,000

Notes payable	5,005,000	97,000	3,203,000	110,000	116,000	4,421,000	12,952,000
Revolver Loan	6,250,000	--	--	--	--	--	6,250,000

Operating leases	17,000	17,000	17,000	17,000	17,000	--	85,000

Employment agreements	825,000	--	--	--	--	--	825,000

	$12,098,000	$21,040,000	$3,220,000	$127,000	$ 133,000	4,421,000	$41,038,000

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

Research and development costs for the year ended December 31, 2004 increased by $214,000, or 40%, from $534,000 for the year ended December 31, 2003, compared to $748,000 for the year ended December 31, 2004. The significant increase is due to the change in avionics with the introduction of the G1000 glass panel. Additional projects were the air bag restraint system, changes in propellers, expanded fuel tank and recasting of the control wheel.

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

Interest expense for the year ended December 31, 2004, decreased by $3,387,000, or 62%, from $5,431,000 for the year ended December 31, 2003, compared to $2,044,000 for the year ended December 31, 2004. The decrease is principally due to the removal of interest liability due to the Amended Plan of Reorginazation.

Cash used in operating activities for the year ended December 31, 2004, increased by $14,013,000 as compared to the same period in 2003, due principally due to the combination of operating losses of $8,000,000 in MAC and by its increased working capital requirements. MAC’s inventory increased by $6,390,000.

Mooney Airplane Company is the Company's only operating entity and the changes in operating assets and liabilities are mainly related to the operations of that business, including changes in inventory, property and equipment and accounts payable.

Cash used in investing activities for the year ended December 31, 2004, increased by $695,000 as compared to the same period in 2003. This was primarily for premises improvements of MAC.

Cash provided by financing activities for the year ended December 31, 2004, increased by $13,830,000 as compared to the same period in 2003. During the 2004 period, the Company borrowed through short term debt to fund working capital requirements of MAC.

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

Item 8 a. Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of its management, including the principal executive officer and principal financial officer. Based on this evaluation, the Company has concluded that the design and operation of our disclosure controls and procedures are not effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. We plan to improve these controls and procedures during 2005.

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

Sam Rothman was appointed to the board in December 2001. He was elected Chairman of the Board on August 19, 2002. Mr. Rothman has been self-employed in real estate and security investments during the past five years.

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

Sholom Babad was appointed to the board  in April 2002 and became Director of Planning at that time. Prior to being employed by the Company, he was a self employed consultant in fundraising and security investments during the previous five years.

Sol Mayer is a member of the board and audit committee. For more than five years prior to joining the board, Mr. Mayer acted as an independent investment manager and entrepreneur. His professional focus is in marketing.  He was appointed to the board in April 2002.

Board Committees

Audit Committee
The Company has an Audit Committee consisting of Sol Mayer, who is not a "financial expert" as defined by SEC rules. J. Nelson Happy, the Company's President, is an ex officio member of the Audit Committee.

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

Item 10: Executive Compensation

The following table sets forth information the remuneration of our chief executive officers and our most highly compensated executive officers who earned in excess of $100,000 per annum during any part of our last three fiscal years:

Summary Compensation Table

		Annual Compensation		Long Term Compensation
				Awards		Payouts
Name and Principal Position	Fiscal			Other Annual Compensation	Restricted Stock Award(S)	Securities Underlying Options	LTIP Payouts	All Other Compensation
	Year	Salary ($)	Bonus ($)	($)	($)	SARs (#)	($)	($)
J. Nelson Happy Vice Chairman, CFO and Secretary	2004 2003 2002	207,692 200,000 200,000		29,489
Nicolas Chabbert, Executive Vice President	2004 2003 2002	156,302 150,000 150,000						52,383
Sholom Babad Director of Planning	2004	151,615

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

Employment Contracts

We have entered into a three-year employment agreement with J. Nelson Happy, Vice Chairman, President and Chief Financial Officer. Mr. Happy receives an annual salary of $200,000 plus reimbursement of expenses. Mr. Happy’s employment contract was extended on January 8, 2005, for a term of 9 months from notice of termination if made by the board of directors. No notice of termination has been given.

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

Except as otherwise indicated, the address of each principal stockholder is c/o Mooney Aerospace Corp, Ltd. at 165 Al Mooney Road, North, Kerrville, TX 78028. We believe that all persons named have sole voting power, subject to community property laws where applicable.

All beneficial owners showing a percentage ownership of 9.99% are restricted by a stipulated ownership restriction. Their investment if totally converted would exceed this restriction.

Item 12.  Certain Relationships and Related Party Transactions.

Consultant	Cash Received in 2004	Amount earned in 2004 but paid in January 2005	Total earned in 2004	Earned and due in 2004 (excl. Dec work paid in Jan)
Tom Gray	$240,028.69	$103,049.46	$343,078.15	$318,948.30
6 Others
Total (1)	$524,749.78	$130,170.37	$654,920.15	$603,660.39
Note 1: Thomas Gray received no financial benefit from MAC’s use of other consultants who billed to MAC through Telecom Expert Group.

PART IV

Item 13.	Exhibits List

(a) The following exhibits are submitted herewith:

The following exhibits are filed or incorporated by reference as part of this Registration Statement.

	Exhibit No.	Description

(1)	2.1	Agreement of Merger dated July 16, 1996 between Advanced Aerodynamics and Structures, Inc., California Corporation, and Advanced Aerodynamics & Structures, Inc., a Delaware corporation

(15)	2.2	Order of the U.S. Bankruptcy Court dated March 18, 2002 re Mooney Aircraft Corporation

(15)	2.3	Asset Purchase Agreement by and between the Company and Mooney Aircraft Corporation dated March 18, 2002

(15)	2.4	First Amendment to Asset Purchase Agreement by and between the Company and Mooney Aircraft Corporation dated March 19, 2002

(1)	3.1	Certificate of Incorporation

	3.2	Bylaws as amended on August 19, 2002

(1)	3.3	Amended and Restated Certificate of Incorporation

(10)	3.4	Amendment to the Certificate of Incorporation

(19)	3.5	Amendment to the Certificate of Incorporation

(7)	3.6	Certificate of Designation

(8)	3.7	Amendment to Certificate of Designation

(15)	3.8	Certificate of Incorporation for Mooney Airplane Company, Inc. (a wholly-owned subsidiary)

(15)	3.9	Certificate of Amendment of Certificate of Incorporation for Mooney Airplane Company, Inc. (a wholly-owned subsidiary)

(19)	3.10	Bylaws as amended on July 22, 2002 for Mooney Airplane Company, Inc. (a wholly-owned subsidiary)

(1)	4.1	Specimen Certificate of Class A Common Stock

(1)	4.2	Warrant Agreement (including form of Class A and Class B Warrant Certificates)

(1)	4.3	Form of Underwriter's Unit Purchase Option

(6)	4.5	Form of March 2000 Common Stock Purchase Warrant to be issued to the Series A Preferred Stock Subscribers and Placement Agents

(6)	4.6	Form of Special Common Stock Purchase Warrant to be issued to the Series A Preferred Placement Agent

(6)	4.7	Form of Funds Escrow Agreement related to the March 2000 Subscription Agreement

(7)	4.8	Private Equity Line of Credit Agreement, dated August 15, 2000, between the Company and certain Investors

(7)	4.9	Registration Rights Agreement between the Company and the investors participating in the Private Equity Line of Credit Agreement

(7)	4.10	Form of Warrant issued in connection with Private Equity Line of Credit Agreement

(8)	4.11	Waiver Agreement between the Registrant and the Series A Preferred Stock Subscribers

(8)	4.12	Form of March 27, 2001, Subscription Agreement between the Registrant and the 5% Secured Convertible Note Subscribers

(8)	4.13	Form of March 27, 2001, Secured Convertible Note between the Registrant and the 5% Secured Convertible Note Subscribers
(8)	4.14	Form of March 27, 2001, Common Stock Purchase Warrant to be issued to the 5% Secured Convertible Note Subscribers

(8)	4.15	Form of March 27, 2001, Collateral Agent Agreement between the Collateral Agent and the 5% Secured Convertible Note Subscribers

(8)	4.16	Form of March 27, 2001, Security Agreement between the Registrant and the Collateral Agent

(11)	4.18	Form of June 27, 2001, Subscription Agreement ("SA") and Form of Note (Exhibit A to the SA) and Form of Warrant (Exhibit D to the SA)

(9)	4.19	Form of October 26, 2001 Subscription Agreement ("SA") and Form of Secured Note (Exhibit A to the SA) and Form of Warrant (Exhibit D to the SA)

(9)	4.20	Form of October 26, 2001 Security Agreement

(9)	4.21	Form of October 26, 2001 Lockup Agreement

(9)	4.22	Form of October 26, 2001 Put Agreement

(12)	4.23	Secured Traunche A Promissory Note for $500,000, dated January 29, 2002, issued to Congress Financial Corporation (Southwest), as executed 12)

	4.24	Secured Traunche B Promissory Note for $2,500,000, dated January 29, 2002, issued to Congress Financial Corporation (Southwest), as executed

(12)	4.26	Limited Recourse Secured Traunche D Promissory Note for $5,714,408.71, dated January 29, 2002, issued to Congress Financial Corporation (Southwest), as executed

(13)	4.27
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

New York, New York
February 5, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Mooney Aerospace Group, Ltd.
Kerrville, Texas

We have audited the consolidated statements of operations, stockholders' deficit and cash flows of Mooney Aerospace Group, Ltd. and Subsidiary for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and cash flows of Mooney Aerospace Group, Ltd. and Subsidiary, for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

Santa Monica, Ca
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

6,197,000

$24,917,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$2,152,000
Accrued expenses	851,000
Accrued interest and penalties	1,680,000
Advanced deposits - deferred liabilities	2,481,000
Notes payable, current portion	5,005,000
Notes payable, revolver loan	6,250,000
Accrued taxes payable	287,000
Accrued used aircraft trade in liability	416,000
Accrued warrant costs	163,000
Notes payable, related party	7,000
Insurance loan	163,000
Accrued legal & audit	5,000

TOTAL CURRENT LIABILITIES	19,460,000

CONVERTIBLE DEBENTURES	20,926,000
NOTES PAYABLE	7,947,000
ENVIRONMENTAL CLEANUP LIABILITY	381,000

48,714,000

STOCKHOLDERS' DEFICIENCY
Common stock, $0.0001 par value; 50,000,000 shares authorized;
9,997,773 shares issued and outstanding	1,000
Additional paid in capital	129,636,000
Accumulated deficit	(153,434,000)

(23,797,000)

$24,917,000

The accompanying notes are an integral part of these financial statements.

Mooney Aerospace Group, Ltd. and Subsidiary
Consolidated Statements of Operations

	Years ended December 31,
	2004	2003

NET SALES	$19,314,000	$16,617,000

COST OF SALES	17,553,000	15,106,000

GROSS MARGIN	1,761,000	1,511,000

OPERATING EXPENSES
Research and development expenses	748,000	534,000
Selling and support expenses	4,430,000	1,957,000
General and administration expenses	8,429,000	3,764,000

	13,607,000	6,255,000

LOSS BEFORE OTHER INCOME (EXPENSE) AND PROVISION FOR INCOME TAXES	(11,846,000)	(4,744,000)

OTHER INCOME (EXPENSE)
Interest income	2,000	-
Other income (expense), net	334,000	(497,000)
Amortization of debt issue costs and discount	-	(3,519,000)
Interest expense	(2,044,000)	(5,431,000)
Income from disposition of property and equipment	51,000	-
Gain on forgiveness of debt	1,033,000	-

	(624,000)	(9,447,000)

LOSS BEFORE PROVISION FOR INCOME TAXES	(12,470,000)	(14,191,000)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(12,470,000)	$(14,191,000)

	New Common	Old Class A

NET LOSS PER SHARE - BASIC AND DILUTED	$(1.2473)	$(0.0600)

The accompanying notes are an integral part of these financial statements.

Mooney Aerospace Group, Ltd. And Subsidiary
Consolidated Statement of Stockholders Deficiency

	Preferred Stock				Common Stock
	Series A Shares	Amount	Common Stock Shares	Amount	Class A Shares	Amount	Class B Shares	Amount	Class E-1 Shares	Amount	Class E-2 Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2002	35,889	$2,798,000			80,510,761	$8,000	1,013,572	-	4,000,000	-	4,000,000	-	$97,911,000	$(126,719,000)	$(26,002,000)

Conversion of preferred stock to class A	(9,921)	(770,000)			69,679,607	7,000							763,000		-
Amortization of discount on preferred stock		54,000			-									(54,000)	-
Conversion of debentures to class A					245,627,442	24,000							4,934,000		4,958,000
Conversion of accrued interest to class A					25,120,599	3,000							545,000		548,000
Issuance of common stock for professional services					5,900,000	1,000							236,000		237,000
Conversion of accrued expenses to class A					30,564,133	3,000							725,000		728,000
Forgiveness of non-registration penalties													7,420,000		7,420,000
Contribution of warrant rights pursuant to restructuring													880,000		880,000
Write off of discounts related to warrants													(5,700,000)		(5,700,000)
Write off of discounts related to beneficial conversion features													(11,370,000)		(11,370,000)
Reclass of warrant liability to equity													16,000		16,000
Net loss														(14,191,000)	(14,191,000)

Balance, December 31, 2003	25,968	2,082,000			457,402,542	46,000	1,013,572	-	4,000,000	-	4,000,000	-	96,360,000	(140,964,000)	(42,476,000)

Conversion of preferred stock to class A	(8,352)	(321,000)			23,271,576	2,000							319,000		321,000
Conversion of debentures to class A					83,972,946	8,000							109,000		117,000
Conversion of accrued interest to class A					15,821,497	2,000							21,000		23,000
Issuance of common stock for professional services					64,110,453	6,000							83,000		89,000

Balance prior to bankruptcy writeoff	17,616	1,761,000			644,579,014	64,000	1,013,572	-	4,000,000	-	4,000,000	-	96,892,000	(140,964,000)	(41,926,000)
Write off for bankruptcy	(17,616)	(1,761,000)			(644,579,014)	(64,000)	(1,013,572)		(4,000,000)		(4,000,000)		-		(1,825,000)
Issuance of new common stock			9,997,773	$1,000									32,744,000	-	-
Net loss														(12,470,000)	(12,470,000)

Balance, December 31, 2004	-	-	9,997,773	$1,000	-	-	-		-		-		$129,636,000	$(153,434,000)	$(23,797,000)

Mooney Aerospace Group, Ltd. and Subsidiary
Consolidated Statements of Cash Flows

	Years ended December 31,
	2004	2003

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(12,470,000)	$(14,191,000)
Adjustment to reconcile net loss to net cash
used in operating activities:
Extraordinary gain on forgiveness of debt	(1,033,000)	-
Noncash professional service expense	-	237,000
Amortization of discount on convertible debentures	-	2,968,000
Amortization of debt issuance costs	-	553,000
Depreciation and amortization expense	819,000	781,000
Income from disposition of property and equipment	(51,000)	-
Environmental cleanup accrual	381,000	-

Changes in operating assets and liabilities:
Accounts receivable	(1,440,000)	(83,000)
Other receivable	(1,646,000)	-
Inventory	(6,390,000)	(1,114,000)
Prepaid expenses and other current assets	(208,000)	159,000
Other assets	(401,000)	-
Accounts payable	410,000	379,000
Accrued expenses	(489,000)	794,000
Accrued interest	1,920,000	4,843,000
Accrued warrant liability	164,000	497,000
Advanced deposits	-	58,000
Accrued taxes payable	286,000	-
Accrued used aircraft trade in liability	416,000	-
Accrued legal & audit	5,000	-
Deferred revenue	1,595,000	-

Net cash used in operating activities	(18,133,000)	(4,119,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(818,000)	(72,000)
Proceeds from disposition of property and equipment	51,000	-
Net cash used in investing activities	(767,000)	(72,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	-	573,000
Proceeds from issuance of notes payable	27,574,000	10,650,000
Payments for debt issue costs	379,000	(653,000)
Payments on notes payable	(10,177,000)	(6,617,000)
Notes payable related party	7,000	-

Net cash provided by financing activities	17,783,000	3,953,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,116,000)	(238,000)

CASH AND CASH EQUIVALENTS, Beginning of year	1,175,000	1,413,000

CASH AND CASH EQUIVALENTS, End of year	$59,000	$1,175,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$414,000	$365,000
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

    Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the year ended December 31, 2004, the Company: 1) converted 8,352 shares of Series A preferred stock into 23,271,576 shares of Class A common stock valued at $321,000, 2) converted $1,938,000 of convertible debentures into 83,972,946 shares of Class A common stock, 3) converted $550,000 of accrued interest into 15,821,497 shares of Class A common stock, 4) issued 64,110,453 shares of Class A common stock in settlement of professional services. In addition, during the year ended December 31, 2004, the Company consummated a reverse split of the Class A common stock into a new issue of common stock per the Amended Plan of Reorganization. There was a conversion of 644,579,000 shares of Class A common stock into 200,000 shares of the new issue of common stock.

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

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

a)
The Company's management team has developed a financial plan to address its working capital requirements and believes that if executed successfully, the plan will substantially improve the Company's ability to meet its working capital requirements throughout the year ended December 31, 2005. The plan includes obtaining additional short term funding for increased working capital consistent with the planned growth of the Company, additional long term funding which may be obtained under the USDA guaranteed loan program, and additional capital raising.

b)
Management has restructured its current outstanding debt and obtained a $7,500,000 revolving loan as of September 29, 2004, from which it plans to fund its current operations and increase the number of airplanes produced to generate sufficient revenue to achieve profitable operating results. (See Note 6)

Principles of Consolidation

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

Trade Name

Trade name consists of the value assigned to the Mooney name and certificates acquired as part of the Mooney purchase, as described in Note 2. The Company evaluates its trade name each balance sheet date, based principally on a market capitalization approach, to determine whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the trade name will be written down to its estimated fair value.

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

	2004	2003

Conversion of Series A preferred stock	23,271,576	67,625,000
Conversion of convertible debentures	83,972,946	1,503,975,734

Stock options issued to employees		300,000
Warrants issued with convertible debentures		--
Warrants issued with Series A preferred stock		--
Warrants issued with equity line		4,268,764
Warrants issued with severance package		2,000,000
Warrants issued with acquisition of MAC		3,623,189
	107,244,522	1,581,792,687

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2004 and 2003, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein.

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

In November 2004, the FASB issued statement No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not have abnormal idle facility expense, excessive spoilage, double freight nor rehandling costs that may require application of this Statement.

In December 2004, the FASB issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.

This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers” Accounting for Employee Stock Ownership Plans.” For public entities that file as small business issuers – as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has not participated in such transactions in the current period nor it has plans to do so in the near future but will adopt the provisions of this Statement if and when it applies to any future transactions.

On December 2004, the FASB issued FASB Statement No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This Statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. The Company is not in the business of real estate and does not contemplate to participate in any transactions where this Statement may apply.

On December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has not entered in transactions of this type, but it is reviewing this Statement and will adopt it whenever it applies to any future transactions.

Bankruptcy Proceedings

On June 10, 2004 the Company filed a voluntary petition in the United States Bankruptcy Court pursuant to Chapter 11 of Title 11 of the U. S. Code. On December 14, 2004 the U. S. Bankruptcy Court for the District of Delaware confirmed the Company’s Amended Plan of Reorganization, which has been fully executed by the Company. A hearing on a final decree to close the bankruptcy case will be heard by the Court on May 5, 2005. The Amended Plan of Reorganization provides that the holders of all allowed unsecured claims against the Company are entitled to their pro-rata share of stock representing 46% of the Company.

All senior debenture holders will continue to be secured by the stock of the Company’s subsidiary MAC after the stock is transferred to the unsecured creditors, and the senior debenture holders will also continue to be secured by MAC’s assets. Similarly, the holder of the factor indebtedness will continue to be secured by MAC’s aircraft and aircraft parts that now secure its claims, and BLX will continue to be secured by substantially all of MAC’s assets. All preferred shareholders received their pro-rata share of 2% of the stock of the Company, and all common shareholders received their pro-rata share of 2% of the stock of the Company. All allowed administrative expenses were paid in cash in full.

The Amended Plan of Reorganization was implemented by restructuring its share structure to allow the Company to issue 9,800,000 new shares on confirmation. The Company’s shares were subject to a reverse split so as to leave 200,000 shares for the common shareholders. On the effective date of the plan, December 15, 2004, there were a total of 10,000,000 issued shares. Of the newly issued shares, 5,000,000 were issued to the Allen Holdings and Finance, Ltd. (Allen) in exchange for its transferring all of the shares of MAC to the Company, thereby giving Allen 50% of the shares of the Company. Furthermore, the Company is authorized to issue a total of 50 million shares, and Mac’s secured creditors have the right to convert debt of approximately $30,000,000 to, at the secured creditor’s option, 13,500,000 in additionally newly issued Company shares. The secured creditor may convert all or part of its debt at the above ratio at its discretion.

All newly issued or newly issuable shares of the Company are free trading under Rule 3a (9), except that none could be traded until March 15, 2005 and then only 10% of the holder’s shares can be traded each month thereafter. The Company realized $1,033,000 of extraordinary gain from debt forgiveness as a result of the discharge in bankruptcy of its debts.

Sale of MAC shares to Allen Holdings and Finance, Ltd.. and Reacquisition

On June 1, 2004 the Company announced that it had sold all of the stock of MAC to Allen. All of these shares were reacquired by the Company on December 15, 2004 as a provided for in the Amended Plan of Reorganization.

    Note 2 - Acquisitions

The Company acquired Mooney Aircraft Corporation's ("MACorp") assets out of bankruptcy. Historically, MACorp produced top of the line, single engine piston airplanes including the Eagle, the Ovation 2, and the Bravo, which are considered to be the performance leaders in the four-passenger single engine aircraft market. MACorp is located in Kerrville, Texas. On February 6, 2002, the U.S. Bankruptcy Court in San Antonio, Texas, approved an operating agreement which allowed the Company to manage MACorp while a plan of reorganization was prepared for approval. MACorp had operated under the protection of Chapter 11 bankruptcy since July 2001.

On February 8, 2002, the Company purchased Congress Financial Corporation's position (the "Congress Position") as senior secured creditor for MACorp. Under the terms of the Assignment and Assumption Agreement, the purchase price paid by the Company in connection with the acquisition of the Congress Position was $8,000,000 with $3,500,000 paid in cash and $4,500,000 payable in secured notes. Each note is secured by substantially all the assets acquired from MACorp. As additional security for the Company's compliance with the fulfillment of its obligations pursuant to the Assignment and Assumption Agreement and the acquisition notes, the Company delivered to Congress Financial Corporation a Limited Recourse Secured Promissory Note for $5,700,000. This note was a contingent note, payable only in the event that the Company defaulted under the terms of the original acquisition notes. In November 2003, all of the Congress Financial Corporation notes were paid in full and, as of December 31, 2003, the Company had no obligations to Congress Financial Corporation.

On March 18, 2002, the bankruptcy court approved the sale of MACorp's assets to the Company, which was completed on April 19, 2002. On April 19, 2002, the Company completed the acquisition of certain assets and the assumption of certain liabilities of MACorp through its newly formed and wholly owned subsidiary, MAC, for approximately $9,881,000. Of the total consideration paid, approximately $4,082,000 was in cash, of which, $3,500,000 was paid directly to Congress; $4,500,000 was in the form of notes payable to Congress; 3,260,871 shares of Class A Common Stock were issued with a fair value of $900,000, and warrants to purchase 3,623,189 shares of Class A Common Stock were issued with a fair value of $399,000. Assets purchased included trade name, inventory and property, and equipment, and totaled $1,802,000, $4,833,000 and $5,193,000 respectively. Liabilities assumed totaled $1,947,000.

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

The operating results of the acquisition are included in the Company's consolidated results of operations from April 19, 2002.

    Note 3 - Inventory

Inventory at December 31, 2004 consisted of the following:

Raw materials and purchased parts	$4,525,000
Work-in-process	6,721,000
Semi finished manufactured components	3,476,000
Finished goods	1,971,000
Totals	16,693,000
Less : Allowances	(1,637,000)
$15,056,000

    Note 4 - Property and Equipment

Property and equipment at December 31, 2004 consisted of the following:

Experimental aircraft	$650,000
Office furniture and equipment	845,000
Machinery and equipment	4,220,000
Buildings and Improvements	361,000
Motor vehicles	46,000
Totals	6,122,000
Less accumulated depreciation and amortization	(2,128,000)

$3,994,000

Depreciation expense for the years ended December 31, 2004 and 2003 was $819,000,000 and $781,000, respectively.

    Note 5 - Notes Payable

Notes payable at December 31, 2004 consisted of the following:

Note payable to BLX Commercial Capital, LLC - interest rate prime plus 2%; collateralized by virtually all the assets of the Company and a $2,000,000 life insurance policy on the Company’s Chief Executive Officer and is guaranteed under the U.S. Department of Agriculture Business and Industry Guaranteed Loan Program; monthly principal and interest payments of $32,516, with any unpaid principal and interest due on November 1, 2028.	$4,910,000

Notes payable to a group of investors -interest rate of 17.5% secured by virtually all the assets of the Company. Due November 2006. Originally the loan was for $9,000,000. This is a working capital loan.	3,930,000

Notes payable to a group of investors -- interest rate of 8% secured by specific aircraft with a maturity of November 2007.	3,100,000

Bank loan for Automobile - interest rate of 5.49% with a maturity of September 2009.	26,000

Note payable to Libra Finance S.A with a maturity of February 2005	986,000
12,952,000

Less current maturities	5,005,000

$7,947,000

Principal payments on notes payable are as follows:

Year ending December 31,
2005	$5,005,000
2006	97,000
2007	3,203,000
2008	110,000
2009	116,000
Thereafter	4,421,000
$12,952,000

    Note 6 - Revolving Loan

On November 17, 2003, the Company finalized a revolving loan in the aggregate principal amount of $4,000,000 issued by MAC to related parties, pursuant to an Amended and Restated Loan and Purchase Money Security Agreement. The amount of this loan was increased to a maximum of $7,500,000 with a balance as of December 31, 2004 of $6,250,000. The revolving loan has a term of three (3) years and bears interest at a rate of 8% per annum. The proceeds of the revolving loan will be used to finance the purchase of airplane parts to be used in the manufacture of airplanes, and is secured by parts and equipment purchased with such proceeds. In connection with this revolving loan, the Company is required to pay a commitment fee of $400,000 payable in shares of the Company's common stock. As of December 31, 2004, these shares had been issued.

    Note 7 - Convertible Debentures

Convertible debentures at December 31, 2004 consisted of the following:

Secured convertible debentures to various individual investors (including $75,000 to the Company's chairman) - interest rate 8%; convertible into shares of the Company's Class A common stock at a rate of $2.22 per shares; debentures matures at various dates in the year 2007.	$20,926,000

A roll forward of the convertible debentures is as follows:

Balance, December 31, 2002	5,829,000
Issuance of convertible debentures for cash	573,000
Issuance of convertible debentures for finder's fees	1,360,000
Conversions into equity	(4,958,000)
Conversions of notes payable to convertible debentures	6,322,000
Write off of discounts due to restructuring	17,070,000
Amortization of discounts	2,968,000
Balance, December 31, 2003	29,164,000
Conversions Into Equity	8,238,000
Balance, December 31, 2004	$20,926,000

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

Waiver of interest and penalties for non-registration of securities	$7,420,000
Contribution of warrant rights, at net book value of warrant
liability at date of restructuring	880,000
Elimination of unamortized discount at date of restructuring,
accounted for as a distribution of rights to equity holders	(17,070,000)
Net distribution to related parties at date of restructuring	$(8,770,000)

On June 10, 2004 the company filed a petition seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code and as a result all debentures holders except the secured debenture holders were issued stock for their debentures. The Secured debenture holders will be paid cash at maturity for the interest accrued from June 10, 2004 until the maturity date of their note.

    Note 8 - Stockholders' Deficit

Common Stock

As of December 31, 2004, the Company has one class of common stock. The holder of each outstanding share of Common Stock is entitled to one vote. In connection with the Company's initial public offering in 1996, Class A Warrants were issued, which entitled the holder to purchase one share of Class A Common Stock and one Class B Warrant. Each Class B Warrant entitles the holder to purchase one share of Class A Common Stock. Class A Warrants and Class B Warrants may be exercised at an exercise price of $6.50 and $8.75, respectively, at anytime. The warrants originally expired on December 3, 2001, but were subsequently extended through October 31, 2002, at which time they expired unexercised.

Preferred Stock

The Company entered into a preferred stock agreement with certain investors, to issue up to 100,000 shares of 5% Cumulative Convertible Series A Preferred Stock ("Preferred Stock") with a stated value of $100 per share and Common Stock Purchase Warrants to purchase Class A Common Stock, for the aggregate purchase price of $10 million. As of December 31, 2003, the Company has issued 91,085 shares of Preferred Stock with a stated value of $9,108,500. The remaining $891,500 in Preferred Stock funding will not occur until certain criteria have been met. The Preferred Stock was exchanged per the Amended Plan of Reorganization for 200,000 shares of common stock.

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

At December 31, 2004, the Company had federal net operating loss ("NOL") carryforwards of approximately $128,845,000. Federal NOLs could, if unused, expire in varying amounts in the years 2005 through 2024.

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

Note 10 – Commitments and Contingencies

Litigation

None

Employment Contracts

The Company executed a three-year employment agreement with one executive dated January 8, 2002, which has been extended.

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

	2004	2003
Numerator
Net Loss	$(12,470,000)	$(14,191,000)
Dividends in arrears		(504,000)
Amortization of discount on preferred stock		(54,000)
Numerator for basic loss per share	$(12,470,000)	$(14,749,000)

Denominator
Weighted average shares of shares of Class B		1,014,000
Weighted average of new common shares	9,998,000	235,895,000

Denominator for basic loss per share	9,998,000	236,909,000

	New Common	Old Class A
Basic loss per share	$(1.2473)	$(0.06)

There is no difference between the loss per common share amounts computed for basic and dilutive purposes in 2003.

    Note 12 - Employee Benefits

The Company has a 401(k) Plan for its employees. For the years ended December 31, 2004, 2003 and 2002, the Company did not make any contributions to the Plan.

    Note 13 - Other Income (Expense)

Other income (expense) in the accompanying consolidated statements of operations for the year ended December 31, 2004 is principally related to the change due to the Amended Plan of Reorganization and the cancellation of debt associated with it and includes a gain on cancellation of debt of $1,033,000.

    Note 14 - Subsequent Events

Thus far in 2005 secured debenture holders have converted $1,074,000 of convertible debentures into 493,784 shares of common stock.