Form 10QSB
period 2005-03-31
MOONEY AEROSPACE GROUP LTD
filed 2005-05-13
CIK 1019825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2005 shares of common stock 10,505,071

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                                      Index

                                                                          Page
                                                                         Number

PART I.    FINANCIAL INFORMATION                                            2

Item 1.    Financial Statements                                             2

           Consolidated Balance Sheet as of March 31, 2005 (unaudited)      2

           Consolidated Statements of Operations for the
           three months ended March 31, 2005 and 2004 (unaudited)           3

           Consolidated Statements of Cash Flows for the
           three months ended March 31, 2005 and 2004 (unaudited)           4

Item 2.    Management's Discussion and Analysis or Plan of Operations       5

Item 3.    Controls and Procedures                                          8

PART II.   OTHER INFORMATION                                                9

Item 1.    Legal Proceedings                                                9

Item 2.    Change in Securities                                             9

Item 3.    Defaults Upon Senior Securities                                  9

Item 4.    Submission of Matters to a Vote of Security Holders              9

Item 5.    Other Information                                                9

SIGNATURES                                                                 10

CERTIFICATIONS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                   Mooney Aerospace Group, Ltd. and Subsidiary

                           Consolidated Balance Sheet
                                 March 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                        $    1,117,000
Accounts receivable                                                   2,202,000
Other receivables                                                       866,000
Inventory                                                            15,496,000
Prepaid expenses and other current assets                               398,000
                                                                 ---------------
TOTAL CURRENT ASSETS                                                 20,079,000
PROPERTY AND EQUIPMENT - at cost, net of accumulated
depreciation and amortization                                         3,968,000
TRADE NAME                                                            1,802,000
OTHER ASSETS                                                            251,000
                                                                 ---------------
                                                                      6,021,000
                                                                 ---------------
                                                                 $   26,100,000
                                                                 ===============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable                                                 $    1,537,000
Accrued taxes and expenses                                            4,293,000
Accrued interest and penalties                                        2,562,000
Notes payable, current portion                                        8,506,000
Notes payable, revolver loan                                          6,418,000
Notes payable, related party                                              7,000
                                                                 ---------------
TOTAL CURRENT LIABILITIES                                            23,323,000

CONVERTIBLE DEBENTURES                                               19,800,000
NOTES PAYABLE                                                         7,925,000
ENVIRONMENTAL CLEANUP LIABILITY                                         380,000
                                                                 ---------------
                                                                     51,428,000
STOCKHOLDERS' DEFICIENCY
Common stock, $0.0001 par value; 50,000,000 shares authorized;
10,505,071 shares issued and outstanding                                  1,000
Additional paid in capital                                          130,840,000
Accumulated deficit                                                (156,169,000)
                                                                 ---------------
                                                                    (25,328,000)
                                                                 ---------------
                                                                 $   26,100,000
                                                                 ===============

                   Mooney Aerospace Group, Ltd. and Subsidiary

                      Consolidated Statements of Operations

                                                                      Three Months Ended March 31,
                                                                          2005            2004
NET SALES                                                            $  9,385,000    $  3,582,000
COST OF SALES                                                           8,035,000       3,709,000
                                                                     ------------    ------------
GROSS MARGIN                                                            1,350,000        (127,000)
OPERATING EXPENSES
Research and development expenses                                         292,000         144,000
Selling and support expenses                                            1,274,000         697,000
General and administration expenses                                     1,488,000       1,265,000
Non-recurring expenses                                                         --      10,052,000
                                                                     ------------    ------------
                                                                        3,054,000      12,158,000

                                                                     ------------    ------------
LOSS BEFORE OTHER INCOME (EXPENSE) AND PROVISION FOR INCOME TAXES      (1,704,000)    (12,285,000)
OTHER INCOME (EXPENSE)
Other income (expense), net                                                14,000          65,000
Amortization of debt issue costs and discount                                  --        (733,000)
Interest expense                                                       (1,047,000)       (601,000)
Income from disposition of property and equipment                           2,000              --
                                                                     ------------    ------------
                                                                       (1,031,000)     (1,269,000)

LOSS BEFORE PROVISION FOR INCOME TAXES                                 (2,735,000)    (13,554,000)
PROVISION FOR INCOME TAXES                                                     --              --
                                                                     ------------    ------------

NET LOSS                                                             $ (2,735,000)   $(13,554,000)
                                                                     ============    ============

NET LOSS PER SHARE - BASIC AND DILUTED                               $       (.27)   $      (1.39)

                   Mooney Aerospace Group, Ltd. and Subsidiary

                      Consolidated Statements of Cash Flows

                                                      Three Months Ended March 31,

                                                         2005            2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                             $ (2,735,000)   $(13,554,000)
Adjustment to reconcile net loss to net cash
used in operating activities:
Noncash professional service expense                           --         250,000
Amortization of discount on convertible debentures             --         363,000
Amortization of debt issuance costs                            --         372,000
Depreciation and amortization expense                     220,000         196,000
Changes in operating assets and liabilities:
Accounts receivable                                      (634,000)             --
Other receivable                                          780,000              --
Inventory                                                (440,000)       (268,000)
Prepaid expenses and other current assets                      --         113,000
Other assets                                              143,000              --
Accounts payable                                         (615,000)     (1,028,000)
Accrued taxes and expenses                                 91,000       9,202,000
Accrued interest                                          960,000         523,000
                                                     ------------    ------------
Net cash used in operating activities                  (2,230,000)     (3,831,000)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment                       (195,000)        (13,000)
                                                     ------------    ------------
Net cash used in investing activities                    (195,000)        (13,000)

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from revolver loan net                                --       2,687,000
Proceeds from issuance of notes payable                        --       6,942,000
Proceeds from advances from related parties                    --         540,000
Payments on notes payable                              (3,459,000)        (39,000)
                                                     ------------    ------------
Net cash provided by financing activities               3,483,000       3,188,000
                                                     ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS               1,058,000        (656,000)
CASH AND CASH EQUIVALENTS, Beginning of year               59,000       1,175,000
                                                     ------------    ------------
CASH AND CASH EQUIVALENTS, End of year               $  1,117,000    $    519,000
                                                     ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                        $     87,000    $     76,000
                                                     ============    ============

Income taxes paid                                    $         --    $         --
                                                     ============    ============

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2005, the Company converted $1,126,199 convertible debentures into 507,298 shares of common stock, valued at $1,126,199

During the three months ended March 31, 2004, the Company: 1) converted 4,646 shares of Series A preferred stock into 15,162,101 shares of Class A common stock valued at $363,795, 2) converted $1,738,295 of convertible debentures into 76,550,436 shares of Class A common stock, 3) converted $330,852 of accrued interest into 14,009,603 shares of Class A common stock, 4) issued 7,650,128 shares of Class A common stock for accrued compensation of $102,513, 5) issued 12,500,000 shares of Class A common stock for consulting fees valued at $250,000, 6) issued 9,523,810 shares of Class A common stock valued at $200,000 and issued a convertible note in the amount of $190,000 as full settlement for a legal claim .

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the year ended December 31, 2004 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

During 2005 we intend to focus our efforts on the following:


o     An increase in production of MAC's manufacturing line in Kerrville, Texas.

o     Enhancement and aggressive implementation of our marketing program.

o     Reduction of costs to increase profit margins.

o     Production of Garmin G-1000 equipped aircraft.

In December 2004 we were granted the use of the certification of the Garmin G1000 for both the Ovation2 GX and Bravo GX models, which makes our aircraft more competitive in the marketplace because of the G1000's superior avionics and instrumentation display.

CRITICAL ACCOUNTING POLICIES

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

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our financial statements, see our December 31, 2004 financial statements in our annual report contained in our Form 10-KSB filed on April 22, 2005.

During 2005 management changed the manner in which manufactures trade representative discounts and Aviation insurance were classified on the financial statements.

Results of Operations

Three months ended March 31, 2005 vs. March 31, 2004

Net sales for the three months ended March 31, 2005 increased by $5,803,000 or 162% from $3,582,000 for the three months ended March 31, 2004 compared to $9,385,000 for the same period in 2005. During the three months ended March 31, 2005, we sold 20 airplanes as compared to the sale of 7 airplanes for the three months ended March 31, 2004.

Cost of sales for the three months ended March 31, 2005 increased by $4,326,000 or 117% from $3,709,000 for the three months ended March 31, 2004 compared to $8,035,000 for the same period in 2005. The increase in cost of sales is directly related to the significant increase in aircraft sales. We have the capacity to produce more airplanes than have been produced in the past thereby reducing the fixed manufacturing costs associated with each airplane produced. As we increase our production of airplanes we expect our gross margin to improve.

Research and development costs for the three months ended March 31, 2005 increased by $148,202 or 100%, from $144,000 for the three months ended March 31, 2004, compared to $292,232 for the three months ended March 31, 2005.

Selling and support expenses for the three months ended March 31, 2005 increased by $577,000 or 83% from $697,000 for the three months ended March 31, 2004 compared to $1,274,005 for the same period in 2005.

General and administrative expenses for the three months ended March 31, 2005 increased by $223,000 or 18% from $1,265,000 for the three months ended March

31, 2004 compared to $1,488,000 for the same period in 2005.

Other income (expense) for the three months ended March 31, 2005 decreased by $51,000 from $65,000 for the three months ended March 31, 2004 to $14,000 for the same period in 2005.

Amortization of debt issue costs and discounts for the three months ended March 31, 2005 decreased by $733,000 or 100% from $733,000 for the three months ended March 31, 2004 compared to $0 for the same period in 2005. The significant decrease is due to the debt restructuring.

Interest expense for the three months ended March 31, 2005 increased by $446,000 or 74% from $601,000 for the three months ended March 31, 2004 compared to $1,047,000 for the same period in 2005.

Cash used in operating activities for the three months ended March 31, 2005, decreased by $1,601,000 as compared to the same period in 2004.

MAC is the only operating entity and the changes in operating assets and liabilities are mainly related to the operations of that business, including changes in inventory, property and equipment and accounts payable.

Cash used in investing activities for the three months ended March 31, 2005, increased by $182,000 as compared to the same period in 2004.

Cash provided by financing activities for the three months ended March 31, 2005, increased by $295,000 as compared to the same period in 2004. The increase is principally due to our borrowings under the revolver loan.

Item 3.    Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are not effective. Significant changes to the design and implementation of our internal controls are necessary to ensure future reliability of this disclosure process.

Our disclosure controls and procedures are under reveiw and we plan to make changes in them designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.


Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

On May 5, 2005 the U.S. Bankruptcy Court for The District of Delaware entered a final order closing the Company's bankruptcy case.

Item 2.    Change in Securities

During the three months ended March 31, 2005, the Company converted
$1,126,199 of convertible debentures into 507,298 shares of common stock, valued at $1,126,000

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MOONEY AEROSPACE GROUP, LTD.



May 12, 2005                          By: /s/ J. Nelson Happy
                                          --------------------------------------
                                              J. Nelson Happy
                                              Vice Chairman, President & Chief
                                              Financial Officer and Secretary
                                              (Principal Executive Financial and
                                              Accounting Officer)