Form 10KSB/A
period 2004-12-31
MOONEY AEROSPACE GROUP LTD
filed 2005-07-06
CIK 1019825

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                     AMENDED
                                   FORM 10-KSB

(Mark One)



|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2004

                                       or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                                 Yes |X| No |_|


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x


State issuer's revenues for its most recent fiscal year: $19,314,271


The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on March 31, 2005 was $20,983,114.


The number of shares outstanding of the issuer's common stock as of March 31, 2005 was 10,491,557.


Transitional Small Business Disclosure Format (check one): Yes o No x


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

New Product Development Programs

Mooney's strategy for the M20 airframe is one of continually enhancing an industry-leading design. In 2004 Mooney introduced and began to deliver aircraft equipped with state of the art avionics utilizing the Garmin G1000 all glass integrated avionics system, thereby creating the new Ovation GX and Bravo GX models. We also introduced the Hartzell three blade propeller, the Amsafe inflatable seatbelt, and a redesigned all-leather interior. Other product developments for the M20 are in progress, but are not yet ready for announcement.

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

With respect to the MACorp assets, the U. S. Bankruptcy Court for the District of San Antonio's order and the Asset Purchase Agreement grant us ownership of the MACorp assets free and clear of any product-liability claims for products manufactured prior to our acquisition of the assets. Therefore we believe that we would not be found liable for product-liability claims related to MACorp. aircraft or parts manufactured prior to our acquisition of MACorp. assets. However, we have been named as a defendant in future lawsuits and will incur costs associated with the defense of such claims.

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

On November 13, 2003, we closed a long-term loan with Business Loan Express (`BLX"). This loan is guaranteed by the U. S. Department of Agriculture Business and Industry loan program. This loan is for $5,000,000 to MAC and is secured by many of the assets of the Company, with all unpaid principal and interest due on November 1, 2028.

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

We obtained additional financing in the amount of $3,100,000 referred to as "Airplane Notes" from the same parties as the revolving loan. These notes bear interest at 8% per annum and mature November 7, 2007.

We also obtained additional financing referred to as the Secured Promissory Notes in the principal amount of $9,000,000 of which $4,400,000 was still outstanding at year end. These notes were funded by the same parties as listed for the revolving loan. These notes bear interest at 17.5% per annum and provide for a maturity date of November 7, 2006 callable on March 7, 2005. They were called on that date and the Company is now in default on the payment of this obligation. However, discussions are ongoing between the Company and the lenders on negotiating revised terms of the loan. An agreement in principle has been reached and a fully executed document curing the default of this loan is expected to be completed prior to July 31, 2005. However, should this note not be refinanced, management has no other options to cure the default.

We are required to pay Libra Finance, S.A. a finder's fee of $986,000 secured by a non-interest bearing promissory note which was due on February 7, 2005. The due date has been extended by the lender and the terms of the note are in is in the for obtaining these loans, process of renegotiation.

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

Bankruptcy Proceedings

On June 10, 2004 the Company filed a voluntary petition in the United States Bankruptcy Court pursuant to Chapter 11 of Title 11 of the U. S. Code. On December 14, 2004 the U. S. Bankruptcy Court for the District of Delaware confirmed the Company's Amended Plan of Reorganization, which has been fully executed by the Company. A hearing on a final decree to close the bankruptcy case will be heard by the Court on May 5, 2005. The Amended Plan of Reorganization provides that the holders of all allowed unsecured claims against the Company are entitled to their pro-rata share of stock representing 46% of the Company.

All senior debenture holders will continue to be secured by the stock of the Company's subsidiary, (MAC) after the stock is transferred to the unsecured creditors, and the senior debenture holders will also continue to be secured by MAC's assets. Similarly, the holder of the Factor indebtedness will continue to be secured by MAC's aircraft and aircraft parts that now secure its claims, and BLX will continue to be secured by substantially all of MAC's assets. All preferred shareholders received their pro-rata share of 2% of the stock of the Company, and all common shareholders received their pro-rata share of 2% of the stock of the Company. All allowed administrative expenses were paid in cash in full.

The Amended Plan of Reorganization was implemented by changing the capital structure to allow the Company to issue 9,800,000 new shares of common stock on confirmation. The Company's shares were subject to a reverse split so as to leave 200,000 shares for the common shareholders. On the effective date of the plan, December 15, 2004, there were a total of 10,000,000 issued shares. Of the newly issued shares, 5,000,000 were issued to the Allen Group in exchange for its transferring all of the shares of MAC to the Company, thereby giving Allen 50% of the shares of the Company. Furthermore, the Company is authorized to issue a total of 50 million shares, and MAC's secured creditors have the right to convert debt of approximately $30,000,000 to, at the secured creditor's option, 13,500,000 in additionally newly issued Company shares. The secured creditor may convert all or part of its debt at the above ratio at its discretion.

All newly issued or newly issuable shares of the Company are free trading under Rule 3a (9), except that none could be traded until March 15, 2005 and then only 10% of the holder's shares can be traded each month thereafter. The Company realized $1,033,000 of extraordinary gain from debt forgiveness as a result of the discharge in bankruptcy of some of its debts.

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

                                                        High        Low

             1 st Quarter 2003                        $0.0400    $0.0300
             2 nd Quarter 2003                        $0.0600    $0.0100
             3 rd Quarter 2003                        $0.0500    $0.0300
             4th Quarter 2003                         $0.0300    $0.0200
             1st Quarter 2004                         $0.0220    $0.0131
             2 nd Quarter 2004                        $0.0048    $0.0006
             3rd Quarter 2004                         $0.0090    $0.0006
             4th Quarter 2004                         $0.1600    $0.1100
             December 16 - December 31, 2004          $0.0000    $0.0000

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

Our management team has developed a financial plan to address our working capital requirements. Since early 2001, this has included the issuance of convertible debentures. The secured debentures are convertible into shares of common stock at a fixed price set at $2.22 per share and must be converted by August 30, 2005, in accordance with the Amended Plan of Reorganization that was confirmed and effective December 15, 2004. The notes earn interest at the rate of 8% per annum and the payment terms vary with each agreement. The interest is payable in cash at the maturity date which is either in June or November 2006 depending upon the terms of the particular note. The unsecured debenture holders and the preferred stockholders were issued stock effective December 15, 2004 to satisfy the Company's obligations to them as provided for in the Amended Plan of Reorganization.

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

Contractual            2005         2006           2007          2008         2009        Thereafter      Total
Obligations
Convertible        $        --   $20,926,000   $        --   $        --   $        --   $        --   $20,926,000
debentures
Notes payable        5,005,000        97,000     3,203,000       110,000       116,000     4,421,000    12,952,000
Revolver Loan        6,250,000            --            --            --            --            --     6,250,000
Operating leases        17,000        17,000        17,000        17,000        17,000            --        85,000
Employment             825,000            --            --            --            --            --       825,000
agreements
                   $12,098,000   $21,040,000   $ 3,220,000   $   127,000   $   133,000     4,421,000   $41,038,000

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

Revenue Recognition - As a routine matter aircraft are paid on delivery date. We recognize revenue on substantially all aircraft sales and parts and service sales when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and
4) collectibility is reasonably assured.

We may recognize revenue on aircraft sales under bill-and-hold transactions when each of the following seven criteria are met: 1) the risk of ownership has passed to the buyer; 2) the buyer has made a fixed commitment to purchase the goods; 3) the buyer has requested that the transaction be on a bill-and-hold basis and has a substantial business purpose for ordering so; 4) there is a fixed schedule for delivery of the goods and the delivery date is reasonable and consistent with the buyer's business practices; 5) we have not retained any specific performance obligations such that the earnings process is not complete;
6) the aircraft has been segregated from our inventory and is not subject to being used to fill other orders; and 7) the aircraft must be complete and ready for shipment Bill and Hold arrangements by Policy are less than 30 days in all cases. The Company's bill and hold policy does not allow for modification of its normal billing and credit terms

During 2003 and 2004 no sales were booked as bill and hold transactions.

Inventory Obsolescence - We provide an inventory excess and obsolescence reserve for any portion of any inventory item valued at current cost that has not been used for 3 years. This allowance has been reduced over time and we anticipate that trend to continue as our inventory aging stabilizes and our service parts business is developed.

Valuation of Inventory - Inventory consists of raw materials, work in process and finished goods and is stated at the lower of cost (moving average) or market.

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

General and administrative expenses for the year ended December 31, 2004 increased by $733,772, or 21%, from $3,764,000 for the year ended December 31, 2003, compared to $4,537,772 for the year ended December 31, 2004. The increase is due to an increase in employee compensation, consultant fees expense, and financing cost.

Other income (expense) for the year ended December 31, 2004 changed by $497,000, or 100%, from ($497,000) for the year ended December 31, 2003, compared to $0 for the year ended December 31, 2004. The change is principally due to the 2003 change in fair value of the accrued warrant liability.

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

Interest expense for the years ended December 31, 2004 and 2003 was $3,387,000 and $5,431,000, respectively. The decrease in interest expense is due to the reduction in the level of debt. The forgiveness of interest liability represents amounts accrued prior to bankruptcy, which were included in the unsecured creditors' schedule and was settled with common stock as per the Amended Plan of Reorganization and was part of the gain on cancellation of debt.

Cash used in operating activities for the year ended December 31, 2004, increased by $14,013,000 as compared to the same period in 2003, due principally due to the combination of operating losses of $8,000,000 in MAC and by its increased working capital requirements. MAC's inventory increased by $6,390,000.

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

Item 8 a. Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of its management, including the principal executive officer and principal financial officer. Based on this evaluation, the Company has concluded that the design and operation of our disclosure controls and procedures are not effective. This determination was made due to the following factors:

      o     the number of employees of the Company has increased from 168 at the start of the 2003 fiscal year to 318 at the end of 2004, and
      o     the executive management of the Company was replaced during 2004.

It is therefore the belief of the management of the Company that the internal control needed to be reevaluated and updated to meets its current needs. However, there is no evidence that any material misstatements were made by the Company due to the need to update its internal controls. The specific weakness found involved the segregation of duties within the Company's finance department. Accordingly, the Company intends to reorganize the functions of the finance department during 2005. In addition, the Company plans on retaining outside consultants with expertise in internal controls to assist with the update and implementation of control procedures.

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

                                                   Summary Compensation Table

                                Annual Compensation                                Long Term Compensation

                                                                   Awards                                Payouts
         Name and      Fiscal                               Other          Restricted      Securities      LTIP         All Other
         Principal                                         Annual            Stock         Underlying     Payouts      Compensation

         Position                                       Compensation        Award(S)        Options

                        Year    Salary ($) Bonus ($)         ($)              ($)           SARs (#)        ($)             ($)
J. Nelson Happy         2004     207,692                   29,489
Vice Chairman, CFO and  2003     200,000
Secretary
                        2002     200,000

Nicolas Chabbert,       2004     156,302                                                                                  52,383
Executive Vice          2003     150,000

President               2002     150,000

Sholom Babad            2004     151,615
Director of Planning

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

Employment Contracts

We have entered into a three-year employment agreement with J. Nelson Happy, Vice Chairman, President and Chief Financial Officer. Mr. Happy receives an annual salary of $200,000 plus reimbursement of expenses. Mr. Happy's employment contract was extended on January 8, 2005, for a term of 9 months from notice of termination if made by the board of directors. No notice of termination has been given.

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

                 Name and Address (1)        Number of Shares     Percentage of
                  of Beneficial Owner        of Common Stock        Beneficial
                 or Identity of Group                               Ownership

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

Item 12. Certain Relationships and Related Party Transactions.

Tom Gray through Thomas H. Gray Inc. dba Telecom Expert Group (aka TEG ) provides various business and Information Technology consulting expertise's to the company. The company's relationship with TEG is as a consumer of these consulting resources. Tom Gray served during 2004 as Managing Director of Mooney Airplane Company, Inc "MAC"

During 2004 MAC consumed the services of TEG (including expenses) for the following items:

                                                             Paid 2004       Accrued 2004, Pd. 2005         Total
Business Consulting         Tom Gray                              $ 240,029               $ 103,049          $ 343,078
Corporate Planning          Walt Catlow                              37,697                       -           $ 37,697
IT Consulting               Patrice Mathias                         105,469                  12,395          $ 117,864
Manufacturing Consulting    Kelly Jones                              88,627                   8,200           $ 96,826
Customer Support            M.L. Zeimer                              49,364                       -           $ 49,364
Miscellaneous               Engel Group                               3,565                       -            $ 3,565
Customer Support            Alan Nitchman                                 -                 6526.51            6526.51
                                                             ----------------------------------------------------------

Total                                                             $ 524,750               $ 130,170          $ 654,920
                                                             ==========================================================

The total amount paid during 2004 to TEG was $524,750. At 12-31-04 the Company had open account payable to TEG of $130,170. During the first quarter of 2005 these open payables were paid in cash.

Allen Holdings and Finance, LTD is a related party as a result of their beneficial and direct ownership of the companies common stock. At 12-31-04 Allen owned directly 4,925,000 of the 10,000,000 shares of common stock outstanding. In addition Allen is the beneficial ownership designee of the Secured Debenture Holders.

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

                                                 Mooney Aerospace Group, Ltd.

                    Date: July 6, 2005           By: /s/ Sam Rothman
                                                 Sam Rothman, Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature              Title                                     Date
/s/ Sam Rothman        Chairman                                  July 6, 2005
Name: Sam Rothman

/s/ J. Nelson Happy    Vice Chairman, President &                July 6, 2005
Name: J. Nelson Happy  Chief Financial Officer and Secretary
                       (Principal Executive Financial and
                       Accounting Officer)

/s/ Sholom Babad       Director and Director of Planning         July 6, 2005
Name: Sholom Babad

/s/ Sol Mayer          Director                                  July 6, 2005
Name: Sol Mayer

                   Mooney Aerospace Group, Ltd. and Subsidiary


                        Consolidated Financial Statements

                                Table of Contents


                                                          Page

Reports of Independent Registered Public Accounting Firms
Report  from current year auditors                        F-1
Report from predecessor auditors                          F-2
Consolidated Financial Statements
Balance Sheet                                             F-3
Statements of Operations                                  F-4
Statements of Stockholders' Deficiency                    F-5
Statements of Cash Flows                                  F-6
Notes to Consolidated Financial Statements                F-7

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Mooney Aerospace Group, Ltd.

Kerrville, Texas

We have audited the accompanying balance sheets of Mooney Aerospace Group, Ltd. and subsidiary as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year then ended . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Certified Public Accountants


Santa Monica, Ca

January 30, 2004

                   Mooney Aerospace Group, Ltd. and Subsidiary

                           Consolidated Balance Sheet
                                December 31, 2004
                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $      59,000
Accounts receivable                                                  1,568,000
Other receivables                                                    1,646,000
Inventory                                                           15,056,000
Prepaid expenses and other current assets                              391,000
TOTAL CURRENT ASSETS                                                18,720,000
PROPERTY AND EQUIPMENT - at cost, net of accumulated
depreciation and amortization                                        3,994,000
TRADE NAME                                                           1,802,000
OTHER ASSETS                                                           401,000
                                                                     6,197,000
                                                                 $  24,917,000
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable                                                 $   2,152,000
Accrued expenses                                                       851,000
Accrued interest and penalties                                       1,680,000
Advanced deposits - deferred liabilities                             2,481,000
Notes payable, current portion                                       5,005,000
   Notes payable, revolver loan                                      6,250,000
Accrued taxes payable                                                  287,000
Accrued used aircraft trade in liability                               416,000
Accrued warrant costs                                                  163,000
Notes payable, related party                                             7,000
Insurance loan                                                         163,000
Accrued legal & audit                                                    5,000
TOTAL CURRENT LIABILITIES                                           19,460,000
CONVERTIBLE DEBENTURES                                              20,926,000
NOTES PAYABLE                                                        7,947,000
ENVIRONMENTAL CLEANUP LIABILITY                                        381,000
                                                                    48,714,000
STOCKHOLDERS' DEFICIENCY
Common stock, $0.0001 par value; 50,000,000 shares authorized;
9,997,773 shares issued and outstanding                                  1,000
Additional paid in capital                                         129,636,000
Accumulated deficit                                               (153,434,000)
                                                                   (23,797,000)
                                                                 $  24,917,000

The accompanying notes are an integral part of these financial statements.

                   Mooney Aerospace Group, Ltd. and Subsidiary

                      Consolidated Statements of Operations

                                                                                        Years ended December 31,

                                                                                    2004                    2003
NET SALES                                                                    $      19,314,000       $       16,617,000
COST OF SALES                                                                       17,553,000               15,106,000
GROSS MARGIN                                                                         1,761,000                1,511,000
OPERATING EXPENSES
Research and development expenses                                                      748,000                  534,000
Selling and support expenses                                                         4,430,000                1,957,000
General and administration expenses                                                  4,537,772                3,764,000
                                                                                     9,715,772                6,255,000
LOSS BEFORE OTHER INCOME (EXPENSE) AND PROVISION FOR INCOME TAXES                   (7,954,772)              (4,744,000)
OTHER INCOME (EXPENSE)
Interest income                                                                          2,000                        -
Other income (expense), net                                                                  -                 (497,000)
Amortization of debt issue costs and discount                                                -               (3,519,000)
Interest expense                                                                    (2,044,000)              (5,431,000)
Income from disposition of property and equipment                                       51,000                        -
REORGANIZATION ITEMS                                                                                                  -
Settlement charges                                                                   2,321,243
Professional fees                                                                    1,235,985
Gain on forgiveness of debt                                                          1,033,000
                                                                                     2,933,228               (9,447,000)
LOSS BEFORE PROVISION FOR INCOME TAXES                                             (12,470,000)             (14,191,000)
PROVISION FOR INCOME TAXES                                                                   -                        -
NET LOSS                                                                     $     (12,470,000)      $      (14,191,000)
                                                                                New Common              Old Class A
NET LOSS PER SHARE - BASIC AND DILUTED                                       $         (1.2473)      $          (0.0600)


   The accompanying notes are an integral part of these financial statements.

                   Mooney Aerospace Group, Ltd. And Subsidiary

                Consolidated Statement of Stockholders Deficiency

                        Preferred Stock                                                         Common Stock
                        Series A Shares         Amount          Common Stock      Amount       Class A Shares         Amount
                                                                   Shares
Balance, December 31,             35,889  $        2,798,000                                           80,510,761 $         8,000
2002
Conversion of                     (9,921)           (770,000)                                          69,679,607           7,000
preferred stock to
class A
Amortization of                                       54,000                                                    -
discount on preferred
stock
Conversion of                                                                                         245,627,442          24,000
debentures to class A
Conversion of accrued                                                                                  25,120,599           3,000
interest to class A
Issuance of common                                                                                      5,900,000           1,000
stock for professional
services
Conversion of accrued                                                                                  30,564,133           3,000
expenses to class A
Forgiveness of
non-registration
penalties
Contribution of
warrant rights
pursuant to
restructuring
Write off of discounts
related to warrants
Write off of discounts
related to beneficial
conversion features
Reclass of warrant
liability to equity
Net loss
Balance, December 31,             25,968           2,082,000                                          457,402,542          46,000
2003
Conversion of                     (8,352)           (321,000)                                          23,271,576           2,000
preferred stock to
class A
Conversion of                                                                                          83,972,946           8,000
debentures to class A
Conversion of accrued                                                                                  15,821,497           2,000
interest to class A
Issuance of common                                                                                     64,110,453           6,000
stock for professional
services
Balance prior to                  17,616           1,761,000                                          644,579,014          64,000
cancellation of Stock
per Amended Plan of
Reorganization
Cancellation of Stock            (17,616)         (1,761,000)                                        (644,579,014)        (64,000)
per Amended Plan of
Reorganization
Issuance of new common                                                9,997,773$      1,000
stock
Net loss
Balance, December 31,                  -                   -          9,997,773$      1,000                     -               -
2004

                         Class B Shares     Amount   Class E-1 Shares    Amount   Class E-2 Shares    Amount

Balance, December 31,            1,013,572         -          4,000,000         -          4,000,000         -
2002
Conversion of
preferred stock to
class A
Amortization of
discount on preferred
stock
Conversion of
debentures to class A
Conversion of accrued
interest to class A
Issuance of common
stock for professional
services
Conversion of accrued
expenses to class A
Forgiveness of
non-registration
penalties
Contribution of
warrant rights
pursuant to
restructuring
Write off of discounts
related to warrants
Write off of discounts
related to beneficial
conversion features
Reclass of warrant
liability to equity
Net loss
Balance, December 31,            1,013,572         -          4,000,000         -          4,000,000         -
2003
Conversion of
preferred stock to
class A
Conversion of
debentures to class A
Conversion of accrued
interest to class A
Issuance of common
stock for professional
services
Balance prior to                 1,013,572         -          4,000,000         -          4,000,000         -
cancellation of Stock
per Amended Plan of
Reorganization
Cancellation of Stock           (1,013,572)                  (4,000,000)                  (4,000,000)
per Amended Plan of
Reorganization
Issuance of new common
stock
Net loss
Balance, December 31,                    -                            -                            -
2004

                          Additional Paid in        Accumulated Deficit           Total
                                Capital
Balance, December 31,     $          97,911,000  $            (126,719,000)    $    (26,002,000)
2002
Conversion of                           763,000                                               -
preferred stock to
class A
Amortization of                                                    (54,000)                   -
discount on preferred
stock
Conversion of                         4,934,000                                       4,958,000
debentures to class A
Conversion of accrued                   545,000                                         548,000
interest to class A
Issuance of common                      236,000                                         237,000
stock for professional
services
Conversion of accrued                   725,000                                         728,000
expenses to class A
Forgiveness of                        7,420,000                                       7,420,000
non-registration
penalties
Contribution of                         880,000                                         880,000
warrant rights
pursuant to
restructuring
Write off of discounts               (5,700,000)                                     (5,700,000)
related to warrants
Write off of discounts              (11,370,000)                                    (11,370,000)
related to beneficial
conversion features
Reclass of warrant                       16,000                                          16,000
liability to equity
Net loss                                                       (14,191,000)         (14,191,000)
Balance, December 31,                96,360,000               (140,964,000)         (42,476,000)
2003
Conversion of                           319,000                                         321,000
preferred stock to
class A
Conversion of                           109,000                                         117,000
debentures to class A
Conversion of accrued                    21,000                                          23,000
interest to class A
Issuance of common                       83,000                                          89,000
stock for professional
services
Balance prior to                     96,892,000               (140,964,000)         (41,926,000)
cancellation of Stock
per Amended Plan of
Reorganization
Cancellation of Stock                         -                                      (1,825,000)
per Amended Plan of
Reorganization
Issuance of new common               32,744,000                          -                    -
stock
Net loss                                                       (12,470,000)         (12,470,000)
Balance, December 31,     $         129,636,000  $            (153,434,000)     $   (23,797,000)
2004

                   Mooney Aerospace Group, Ltd. and Subsidiary

                      Consolidated Statements of Cash Flows

                                                          Years ended December 31,

                                                           2004            2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                              $(12,470,000)   $(14,191,000)
Adjustment to reconcile net loss to net cash
used in operating activities:
Extraordinary gain on forgiveness of debt               (1,033,000)             --
Noncash professional service expense                            --         237,000
Amortization of discount on convertible debentures              --       2,968,000
Amortization of debt issuance costs                             --         553,000
Depreciation and amortization expense                      819,000         781,000
Income from disposition of property and equipment          (51,000)             --
Environmental cleanup accrual                              381,000              --
Changes in operating assets and liabilities:
Accounts receivable                                     (1,440,000)        (83,000)
Other receivable                                        (1,646,000)             --
Inventory                                               (6,390,000)     (1,114,000)
Prepaid expenses and other current assets                 (208,000)        159,000
Other assets                                              (401,000)             --
Accounts payable                                           410,000         379,000
Accrued expenses                                          (489,000)        794,000
Accrued interest                                         1,920,000       4,843,000
Accrued warrant liability                                  164,000         497,000
Advanced deposits                                               --          58,000
Accrued taxes payable                                      286,000              --
Accrued used aircraft trade in liability                   416,000              --
Accrued legal & audit                                        5,000              --
Deferred revenue                                         1,595,000              --
Net cash used in operating activities                  (18,133,000)     (4,119,000)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment                        (818,000)        (72,000)
Proceeds from disposition of property and equipment         51,000              --
Net cash used in investing activities                     (767,000)        (72,000)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures                --         573,000
Proceeds from issuance of notes payable                 27,574,000      10,650,000
Payments for debt issue costs                              379,000        (653,000)
Payments on notes payable                              (10,177,000)     (6,617,000)
Notes payable related party                                  7,000              --
Net cash provided by financing activities               17,783,000       3,953,000
NET DECREASE IN CASH AND CASH EQUIVALENTS               (1,116,000)       (238,000)
CASH AND CASH EQUIVALENTS, Beginning of year             1,175,000       1,413,000
CASH AND CASH EQUIVALENTS, End of year                $     59,000    $  1,175,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                         $    414,000    $    365,000
Income taxes paid                                               --              --

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

Inventory

Inventory consists of raw materials, work in process and finished goods and is stated at the lower of cost (moving average) or market. See footnote 3 to the Financial Statements for additional information.. An obsolescence allowance is estimated for parts whose values have been determined to be impaired or whose future utility appears limited. If an inventory part has not been used in the past three years, it is deemed to be impaired.

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

Trade Name

Trade name consists of the value assigned to the Mooney name and certificates acquired as part of the Mooney purchase, as described in Note 2. The Company evaluates its trade name each balance sheet date, based principally on a market capitalization approach, to determine whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the trade name will be written down to its estimated fair value. In June of 2003 the Company engaged The Oxbrdge Group to perform a Fairness Evaluation as to debt and restructuring of the Company. In performing that evaluation Oxbridge reviewed the Financial records and Auditors reports. A component of that evaluation was the assignment of various values to collateral and creditors. The value assigned to Trade Name was a component of this review and no exception was made by Oxbridge as to the value assigned to Trade Name.

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

                                                   2004              2003

Net loss
As reported                                  $ (12,470,000)    $  (14,191,000)
Compensation recognized under APB 25                     -                  -
Compensation recognized under SFAS 123                   -                  -
Pro forma                                    $ (12,470,000)    $  (14,191,000)
Basic and diluted loss per common share:       New Common          Old Class A
As reported                                  $     (1.2473)    $        (0.06)
Pro forma                                    $     (1.2473)    $        (0.06)

Advanced Deposits

The Company has a policy that requires a deposit of no less than $10,000.00 for the purchase of airplanes manufactured by MAC.

Revenue Recognition

Revenue Recognition - As a routine matter aircraft are paid for prior to delivery date. Manufacturers Trade Representatives "MTR"'s are occasionally granted short term (less than 30 days) credit We recognize revenue on substantially all aircraft sales and parts and service sales when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured.

We also recognize revenue on aircraft sales under bill-and-hold transactions when each of the following seven criteria are met: 1) the risk of ownership has passed to the buyer; 2) the buyer has made a fixed commitment to purchase the goods; 3) the buyer has requested that the transaction be on a bill-and-hold basis and has a substantial business purpose for ordering so; 4) there is a fixed schedule for delivery of the goods and the delivery date is reasonable and consistent with the buyer's business practices; 5) we have not retained any specific performance obligations such that the earnings process is not complete;
6) the aircraft has been segregated from our inventory and is not subject to being used to fill other orders; and 7) the aircraft must be complete and ready for shipment. Bill and Hold revenue recognition includes the following two criteria to measure collection probability 1> Relevant and current communication with the customer regarding the upcoming delivery.2> Ability to immediately transfer the sale to another customer with no loss or at most transaction costs limited to the deposit forfeited by the customer. Bill and Hold arrangements by Policy are less than 30 days in all cases. The Company's bill and hold policy does not allow for modification of its normal billing and credit terms

During 2003 and 2004 no sales were booked as bill and hold transactions.

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

The environmental reserve was taken in 2002 at the time the MAC assets were acquired. The reserve was based on estimated remediation costs to close 2 wastewater ponds. The reserve was based on third party environmental consultant estimates.

We expect to close this issue this year. Bore holes have been taken and results show on area of contamination. Worse case scenario (50% probability of occurrence) is that $400,000 would be required.

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

On December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities , (FIN-46R), primarily to clarify the required accounting for interests in variable interest entities . FIN-46R replaces FIN-46, Consolidation of Variable Interest Entities, that was issued in January 2003 . FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. While FIN-46R modifies or clarifies various provisions of FIN-46, it also incorporates many FASB Staff Positions previously issued by the FASB .

In November 2004, the FASB issued statement No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not have abnormal idle facility expense, excessive spoilage, double freight nor rehandling costs that may require application of this Statement.

In December 2004, the FASB issued a revision of FASB Statement No. 123, "Accounting for Stock- Based Compensation." This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance.

This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers" Accounting for Employee Stock Ownership Plans." For public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has not participated in such transactions in the current period nor it has plans to do so in the near future but will adopt the provisions of this Statement if and when it applies to any future transactions.

On December 2004, the FASB issued FASB Statement No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and
67. This Statement amends FASB Statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, "Accounting for Real Estate Time- Sharing Transactions." This Statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. The Company is not in the business of real estate and does not contemplate to participate in any transactions where this Statement ma y apply.

On December 2004, the FASB issued FASB Statement No. 153, "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has not entered in transactions of this type, but it is reviewing this Statement and will adopt it whenever it applies to any future transactions.

Bankruptcy Proceedings

On June 10, 2004 the Company filed a voluntary petition in the United States Bankruptcy Court pursuant to Chapter 11 of Title 11 of the U. S. Code. On December 14, 2004 the U. S. Bankruptcy Court for the District of Delaware confirmed the Company's Amended Plan of Reorganization, which has been fully executed by the Company. A hearing on a final decree to close the bankruptcy case will be heard by the Court on May 5, 2005. The Amended Plan of Reorganization provides that the holders of all allowed unsecured claims against the Company are entitled to their pro-rata share of stock representing 46% of the Company.

All senior debenture holders will continue to be secured by the stock of the Company's subsidiary MAC after the stock is transferred to the unsecured creditors, and the senior debenture holders will also continue to be secured by MAC's assets. Similarly, the holder of the factor indebtedness will continue to be secured by MAC's aircraft and aircraft parts that now secure its claims, and BLX will continue to be secured by substantially all of MAC's assets. All preferred shareholders received their pro-rata share of 2% of the stock of the Company, and all common shareholders received their pro-rata share of 2% of the stock of the Company. All allowed administrative expenses were paid in cash in full.

The Amended Plan of Reorganization was implemented by restructuring its share structure to allow the Company to issue 9,800,000 new shares on confirmation. The Company's shares were subject to a reverse split so as to leave 200,000 shares for the common shareholders. On the effective date of the plan, December 15, 2004, there were a total of 10,000,000 issued shares. Of the newly issued shares, 5,000,000 were issued to the Allen Holdings and Finance, Ltd. (Allen) in exchange for its transferring all of the shares of MAC to the Company, thereby giving Allen 50% of the shares of the Company. Furthermore, the Company is authorized to issue a total of 50 million shares, and Mac's secured creditors have the right to convert debt of approximately $30,000,000 to, at the secured creditor's option, 13,500,000 in additionally newly issued Company shares. The secured creditor may convert all or part of its debt at the above ratio at its discretion.

All newly issued or newly issuable shares of the Company are free trading under Rule 3a (9), except that none could be traded until March 15, 2005 and then only 10% of the holder's shares can be traded each month thereafter. The Company realized $1,033,000 of extraordinary gain from debt forgiveness as a result of the discharge in bankruptcy of its debts. The $1,033,000 extraordinary gain on debt forgiveness was recorded based on the issuance on December 15, 2004 of 4,997,773 shares of new common stock under the Amended Plan of Reorganization. The stock was valued at $4.51 per share, its closing price that day for a total value of $22,539,656 to unsecured creditors in cancellation of recorded debts totaling $23,572,656, the difference representing the gain. The debts cancelled included trade and other payables of $2,813,093, building rent obligations of $10,315,524, unsecured convertible debentures of $6,456,197 and accrued interest of $3,987,842.

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

The operating results of the acquisition are included in the Company's consolidated results of operations from April 19, 2002.

Note 3 - Inventory

Inventory at December 31, 2004 consisted of the following:

Raw materials and purchased parts                   $  4,525,000
Work-in-process                                        6,721,000
Semi finished manufactured components                  3,476,000
Finished goods                                         1,971,000
Totals                                                16,693,000
Less : Allowances                                     (1,637,000)
                                                    $ 15,056,000

Note 4 - Property and Equipment

Property and equipment at December 31, 2004 consisted of the following:

Experimental aircraft                                            $      650,000
Office furniture and equipment                                          845,000
Machinery and equipment                                               4,220,000
Buildings and Improvements                                              361,000
Motor vehicles                                                           46,000
Totals                                                                6,122,000
Less accumulated depreciation and amortization                       (2,128,000)
                                                                 $    3,994,000

Depreciation expense for the years ended December 31, 2004 and 2003 was $819,000,000 and $781,000, respectively.

Note 5 - Notes Payable

Notes payable at December 31, 2004 consisted of the following:

Note payable to BLX Commercial Capital, LLC - interest rate prime plus 2%;                   $ 4,910,000
collateralized by virtually all the assets of the Company and a $2,000,000 life insurance policy on the Company's Chief Executive Officer and is guaranteed under the U.S. Department of Agriculture Business and Industry Guaranteed Loan
Program; monthly principal and interest payments of $32,516, with any unpaid principal and interest due on November 1, 2028.
Notes payable to a group of investors -interest rate of 17.5% secured by                      3,930,000
virtually all the assets of the Company. Due  3,930,000 November 2006. Originally
the loan was for $9,000,000. This is a working capital loan. Notes payable to a group of investors -- interest rate of 8% secured by specific aircraft with a maturity of November 3,100,000 2007.

Bank loan for Automobile - interest rate of 5.49% with a maturity of September 2009.             26,000
Note payable to Libra Finance S.A with a maturity of February 2005                              986,000
                                                                                             12,952,000
Less current maturities                                                                       5,005,000
                                                                                          $   7,947,000
Principal payments on notes payable are as follows:
Year ending December 31,
2005                                                                                      $   5,005,000
2006                                                                                             97,000
                                                           2007                               3,203,000
2008                                                                                            110,000
                                                           2009                                 116,000
                                                        Thereafter                            4,421,000
                                                                                          $ 12,952,000

Note 6 - Revolving Loan

On November 17, 2003, the Company finalized a revolving loan in the aggregate principal amount of $4,000,000 issued by MAC to Alpha Capital Aktiengesellschaft, Bristol Investments Fund Ltd., Edward Turin, MM&CTW Foundation Inc., Renaissance Development Holdings International, Ltd., Taria Inc., and TRW Holdings Party Ltd., pursuant to an Amended and Restated Loan and Purchase Money Security Agreement. These parties are related due to their ownership of our common stock as described in Item 11. The amount of this loan was increased to a maximum of $7,500,000 with a balance as of December 31, 2004 of $6,250,000. The revolving loan has a term of three (3) years and bears interest at a rate of 8% per annum. The proceeds of the revolving loan will be used to finance the purchase of airplane parts to be used in the manufacture of airplanes, and is secured by parts and equipment purchased with such proceeds. In connection with this revolving loan, the Company is required to pay a commitment fee of $400,000 payable in shares of the Company's common stock. As of December 31, 2004, these shares had been issued.

Note 7 - Convertible Debentures

Convertible debentures at December 31, 2004 consisted of the following:

Secured convertible debentures to various individual investors (including $75,000 to the Company's chairman) - interest $20,926,000 rate 8%; convertible into shares of the Company's Class A common stock at a rate of $2.22 per shares; debentures matures at various dates in the year 2007.

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

The conversion price of $2.22 per share was derived based on the market price of the existing common stock at the debt issuance date in November 2004. There was no beneficial conversion feature at the time of issuance.The debt holders were, due to their beneficial ownership of significant equity interests in the Company, considered to be related parties as defined in Statement of Financial Accounting Standards No. 57, "Related Party Disclosures". Therefore, the Company accounted for this restructuring consistent with its economic substance, as set forth in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Since the debt holders had agreed to the restructuring primarily to ensure the Company's continuation as a going concern thereby protecting their equity interests, the restructuring was accounted for as an equity transaction and no amounts were charged to operations. The contribution of the warrants and the forfeiture of the original beneficial conversion rights were treated as a contribution to capital. The elimination of the unamortized debt discount attributable to these equity features was similarly treated as an equity distribution to these debt holders. A summary follows:

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

Cancellation and Reissuance of Stock

The 644,579,014 shares of common stock and 17,616 shares of preferred stock that was issued and outstanding in the amount of $1,825,000 just prior to the Amended Plan of Reorganization were cancelled. The stock account was reduced for the par value of the shares cancelled and increased for the par value of the new stock issued. The difference was an adjustment to additional paid in capital. A new class of 9,997,773 shares of common stock in the amount of $32,745,000 was issued as a result of the reorganization. The new issuance of Class A common stock was valued as follows in compliance with the Amended Plan of
Reorganization:


                                            Shares        Value

To replace old common stock                 200,000   $    46,000

To convert preferred stock                  200,000     2,082,000

To settle unsecured debts                 4,597,773    20,735,956

To buy back Mooney Airplane Company       5,000,000     9,881,274

                                          9,997,773   $32,745,230

The value of the stock issued for the old common and the preferred stock holders was the value of the stock on the Company's books as of December 31, 2003. The value of the new stock issued to settle the unsecured debts was the value the stock traded for as of the date of the reorganization. The value assigned to the stock to buy back Mooney Airplane Company is the purchase price agreed to by the company with Allen Holdings to purchase the company.

Non Cash Stock Transactions

For the year ended December 31, 2003, the company issued 25,120,599 shares of Class A Common Stock in settlement of $548,000 of accrued interest, 30,564,133 shares of Class A Common Stock in settlement of $728,000 of deferred compensation and consulting fees, and 5,900,000 shares of Class A Common Stock in settlement of $237,000 of professional services. The value of the Class A Common Stock issued in settlement of these debts was valued at the market value of the stock as of the date of the settlements. Therefore, the Company made an adjustment to the books to record Class A Common Stock at the par value and the difference was recorded as additional paid in capital.

For the year ended December 31, 3004, the company issued 15,821,497 shares of Class A Common Stock in settlement of $550,000 of accrued interest and 64,110,453 shares of Class A Common Stock in settlement of professional fees. The Company made an adjustment to the books to record Class A Common Stock at the par value, the difference in par and market value was credited to additional paid in capital and the remaining value was allocated to gain on cancellation of debt.

Note 9 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2004 are as follows:

Deferred tax assets:
Federal net operating loss                   $ 43,807,000

Research & development credits                  1,251,000
Depreciation                                      320,000
Other                                              80,000
                                             $ 45,458,000
Valuation Allowance                          $(45,458,000)

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

The valuation allowance increased by $4,256,000 during 2004.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2004 and 2003 is as follows:

                                                  2004       2003

Federal income tax rate                         (34.0%)    (34.0%)
State tax, net of federal benefit                (6.0%)     (6.0%)
Increase in valuation allowance                  40.0%      40.0%
                                               ------     ------
Effective income tax rate                         0.0%       0.0%
                                               ------     ------

Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate. A significant portion of the NOL may expire before it can be utilized.

Note 10 - Commitments and Contingencies

Litigation

None


Employment Contracts

The Company executed a three-year employment agreement with one executive dated January 8, 2002, which has been extended.

Note 11 - Related Party Transactions

Tom Gray through Thomas H. Gray Inc. dba Telecom Expert Group (aka TEG ) provides various business and Information Technology consulting expertise to the Company. The Company's relationship with TEG is as a consumer of these consulting resources. During 2004, Tom Gray served as Managing Director of Mooney Airplane Company, Inc "MAC." Other than the prior Directorship of Gray, TEG is an unrelated party.

During 2004 MAC consumed the services of TEG for the following items:

                                                Cash Paid    Accrued 12-31-04      Total 2004
                                                Paid 2004        Paid 2005           Earned

Tom Gray            Business Consulting            240,029        103,049            343,078

Walt Catlow         Corporate Planning              37,697              -             37,697

Patrice Mathias     IT Consulting                  105,469         12,395            117,864

Kelly Jones         Manufacturing Consulting        88,627          8,200             96,826

M.L. Zeimer         Customer Support                49,364              -             49,364

Engel Group         Miscellaneous                    3,565              -              3,565

Alan Nitchman       Customer Support                     -        6526.51            6526.51
                                               --------------------------------------------------

Total                                              524,750        130,170            654,920
                                               ==================================================

The total amount paid during 2004 to TEG was $524,750. At 12-31-05 the Company had open account payable to TEG of $130,170. During the first quarter of 2005 these open payables were paid by check.

Allen Holdings and Finance, LTD is a related party as a result of their beneficial and direct ownership of the companies common stock. At 12-31-05 Allen owned directly 4,925,000 of the 10,000,000 shares of common stock outstanding. In addition Allen is the beneficial ownership designee of the Secured Debenture Holders.

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

                                                     2004             2003

Numerator
Net Loss                                        $ (12,470,000)   $ (14,191,000)
Dividends in arrears                                 (504,000)
Amortization of discount on preferred stock           (54,000)
Numerator for basic loss per share              $ (12,470,000)   $ (14,749,000)
Denominator
Weighted average shares of shares of Class B        1,014,000
Weighted average of new common shares               9,998,000      235,895,000
Denominator for basic loss per share                9,998,000      236,909,000
                                                   New Common      Old Class A
Basic loss per share                            $     (1.2473)       $ (0.06 )

There is no difference between the loss per common share amounts computed for basic and dilutive purposes in 2003.

Note 12 - Employee Benefits

The Company has a 401(k) Plan for its employees. For the years ended December 31, 2004, 2003 and 2002, the Company did not make any contributions to the Plan.

Note 13 - Other Income (Expense)

Reorganization Items in the accompanying consolidated statements of operations for the year ended December 31, 2004 is principally related to the change due to the Amended Plan of Reorganization and the cancellation of debt associated with it and includes a gain on cancellation of debt of $1,033,000.

Note 14 - Subsequent Events

Thus far in 2005 secured debenture holders have converted $1,074,000 of convertible debentures into 493,784 shares of common stock.