Form 10KSB/A
period 2004-12-31
MOONEY AEROSPACE GROUP LTD
filed 2005-07-08
CIK 1019825

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

We also obtained additional financing referred to as the Secured Promissory Notes in the principal amount of $9,000,000 of which $3,930,000 was still outstanding at year end. These notes were funded by the same parties as listed for the revolving loan. These notes bear interest at 17.5% per annum and provide for a maturity date of November 7, 2006 callable on March 7, 2005. They were called on that date and the Company is now in default on the payment of this obligation. However, discussions are ongoing between the Company and the lenders on negotiating revised terms of the loan. An agreement in principle has been reached and a fully executed document curing the default of this loan is expected to be completed prior to July 31, 2005. However, should this note not be refinanced, management has no other options to cure the default.

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

Contractual            2005         2006           2007          2008         2009        Thereafter      Total
Obligations
Convertible        $        --   $20,926,000   $        --   $        --   $        --   $        --   $20,926,000
debentures
Notes payable        5,005,000        97,000     3,203,000       110,000       116,000     4,421,000    12,952,000
Revolver Loan        6,250,000            --            --            --            --            --     6,250,000
Operating leases        17,000        17,000        17,000        17,000        17,000            --        85,000
Employment             825,000            --            --            --            --            --       825,000
agreements
                   $12,097,000   $21,040,000   $ 3,220,000   $   127,000   $   133,000     4,421,000   $41,038,000

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

During 2004 MAC consumed the services of TEG (including expenses) for the following items:

                                                             Paid 2004       Accrued 2004, Pd. 2005         Total
Business Consulting         Tom Gray                              $ 240,029               $ 103,049          $ 343,078
Corporate Planning          Walt Catlow                              37,697                       -           $ 37,697
IT Consulting               Patrice Mathias                         105,469                  12,395          $ 117,864
Manufacturing Consulting    Kelly Jones                              88,626                   8,200           $ 96,826
Customer Support            M.L. Zeimer                              49,364                       -           $ 49,364
Miscellaneous               Engel Group                               3,565                       -            $ 3,565
Customer Support            Alan Nitchman                                 -                   6,526              6,526
                                                             ----------------------------------------------------------

Total                                                             $ 524,750               $ 130,170          $ 654,920
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

                   Mooney Aerospace Group, Ltd. and Subsidiary

                      Consolidated Statements of Operations

                                                                                        Years ended December 31,

                                                                                    2004                    2003
NET SALES                                                                    $      19,314,000       $       16,617,000
COST OF SALES                                                                       17,553,000               15,106,000
GROSS MARGIN                                                                         1,761,000                1,511,000
OPERATING EXPENSES
Research and development expenses                                                      748,000                  534,000
Selling and support expenses                                                         4,430,000                1,957,000
General and administration expenses                                                  4,538,000                3,764,000
                                                                                     9,716,000                6,255,000
LOSS BEFORE OTHER INCOME (EXPENSE) AND PROVISION FOR INCOME TAXES                   (7,955,000)              (4,744,000)
OTHER INCOME (EXPENSE)
Interest income                                                                          2,000                        -
Other income (expense), net                                                                  -                 (497,000)
Amortization of debt issue costs and discount                                                -               (3,519,000)
Interest expense                                                                    (2,044,000)              (5,431,000)
Income from disposition of property and equipment                                       51,000                        -
REORGANIZATION ITEMS                                                                                                  -
Settlement charges                                                                  (2,321,000)
Professional fees                                                                   (1,236,000)
Gain on forgiveness of debt                                                          1,033,000
                                                                                    (4,515,000)              (9,447,000)
LOSS BEFORE PROVISION FOR INCOME TAXES                                             (12,470,000)             (14,191,000)
PROVISION FOR INCOME TAXES                                                                   -                        -
NET LOSS                                                                     $     (12,470,000)      $      (14,191,000)
                                                                                New Common              Old Class A
NET LOSS PER SHARE - BASIC AND DILUTED                                       $         (1.2473)      $          (0.0600)


   The accompanying notes are an integral part of these financial statements.

                   Mooney Aerospace Group, Ltd. And Subsidiary

                Consolidated Statement of Stockholders Deficiency

                        Preferred Stock                                                         Common Stock
                        Series A Shares         Amount          Common Stock      Amount       Class A Shares         Amount
                                                                   Shares
Balance, December 31,             35,889  $        2,798,000                                           80,510,761 $         8,000
2002
Conversion of                     (9,921)           (770,000)                                          69,679,607           7,000
preferred stock to
class A
Amortization of                                       54,000                                                    -
discount on preferred
stock
Conversion of                                                                                         245,627,442          24,000
debentures to class A
Conversion of accrued                                                                                  25,120,599           3,000
interest to class A
Issuance of common                                                                                      5,900,000           1,000
stock for professional
services
Conversion of accrued                                                                                  30,564,133           3,000
expenses to class A
Forgiveness of
non-registration
penalties
Contribution of
warrant rights
pursuant to
restructuring
Write off of discounts
related to warrants
Write off of discounts
related to beneficial
conversion features
Reclass of warrant
liability to equity
Net loss
Balance, December 31,             25,968           2,082,000                                          457,402,542          46,000
2003
Conversion of                     (8,352)           (321,000)                                          23,271,576           2,000
preferred stock to
class A
Conversion of                                                                                          83,972,946           8,000
debentures to class A
Conversion of accrued                                                                                  15,821,497           2,000
interest to class A
Issuance of common                                                                                     64,110,453           6,000
stock for professional
services
Balance prior to                  17,616           1,761,000                                          644,579,014          64,000
cancellation of Stock
per Amended Plan of
Reorganization
Cancellation of Stock            (17,616)         (1,761,000)                                        (644,579,014)        (64,000)
per Amended Plan of
Reorganization
Issuance of new common                                                9,997,773$      1,000
stock
Net loss
Balance, December 31,                  -                   -          9,997,773$      1,000                     -               -
2004

                         Class B Shares     Amount   Class E-1 Shares    Amount   Class E-2 Shares    Amount

Balance, December 31,            1,013,572         -          4,000,000         -          4,000,000         -
2002
Conversion of
preferred stock to
class A
Amortization of
discount on preferred
stock
Conversion of
debentures to class A
Conversion of accrued
interest to class A
Issuance of common
stock for professional
services
Conversion of accrued
expenses to class A
Forgiveness of
non-registration
penalties
Contribution of
warrant rights
pursuant to
restructuring
Write off of discounts
related to warrants
Write off of discounts
related to beneficial
conversion features
Reclass of warrant
liability to equity
Net loss
Balance, December 31,            1,013,572         -          4,000,000         -          4,000,000         -
2003
Conversion of
preferred stock to
class A
Conversion of
debentures to class A
Conversion of accrued
interest to class A
Issuance of common
stock for professional
services
Balance prior to                 1,013,572         -          4,000,000         -          4,000,000         -
cancellation of Stock
per Amended Plan of
Reorganization
Cancellation of Stock           (1,013,572)                  (4,000,000)                  (4,000,000)
per Amended Plan of
Reorganization
Issuance of new common
stock
Net loss
Balance, December 31,                    -                            -                            -
2004

                          Additional Paid in        Accumulated Deficit           Total
                                Capital
Balance, December 31,     $          97,911,000  $            (126,719,000)    $    (26,002,000)
2002
Conversion of                           763,000                                               -
preferred stock to
class A
Amortization of                                                    (54,000)                   -
discount on preferred
stock
Conversion of                         4,934,000                                       4,958,000
debentures to class A
Conversion of accrued                   545,000                                         548,000
interest to class A
Issuance of common                      236,000                                         237,000
stock for professional
services
Conversion of accrued                   725,000                                         728,000
expenses to class A
Forgiveness of                        7,420,000                                       7,420,000
non-registration
penalties
Contribution of                         880,000                                         880,000
warrant rights
pursuant to
restructuring
Write off of discounts               (5,700,000)                                     (5,700,000)
related to warrants
Write off of discounts              (11,370,000)                                    (11,370,000)
related to beneficial
conversion features
Reclass of warrant                       16,000                                          16,000
liability to equity
Net loss                                                       (14,191,000)         (14,191,000)
Balance, December 31,                96,360,000               (140,964,000)         (42,476,000)
2003
Conversion of                           319,000                                               -
preferred stock to
class A
Conversion of                           109,000                                         117,000
debentures to class A
Conversion of accrued                    21,000                                          23,000
interest to class A
Issuance of common                       83,000                                          89,000
stock for professional
services
Balance prior to                     96,892,000               (140,964,000)         (42,247,000)
cancellation of Stock
per Amended Plan of
Reorganization
Cancellation of Stock                         -                                      (1,825,000)
per Amended Plan of
Reorganization
Issuance of new common               32,744,000                          -           32,745,000
stock
Net loss                                                       (12,470,000)         (12,470,000)
Balance, December 31,     $         129,636,000  $            (153,434,000)     $   (23,797,000)
2004

                   Mooney Aerospace Group, Ltd. and Subsidiary

                      Consolidated Statements of Cash Flows

                                                          Years ended December 31,

                                                           2004            2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                              $(12,470,000)   $(14,191,000)
Adjustment to reconcile net loss to net cash
used in operating activities:
Extraordinary gain on forgiveness of debt               (1,033,000)             --
Noncash professional service expense                            --         237,000
Amortization of discount on convertible debentures              --       2,968,000
Amortization of debt issuance costs                             --         553,000
Depreciation and amortization expense                      819,000         781,000
Income from disposition of property and equipment          (51,000)             --
Environmental cleanup accrual                              381,000              --
Changes in operating assets and liabilities:
Accounts receivable                                     (1,440,000)        (83,000)
Other receivable                                        (1,646,000)             --
Inventory                                               (6,390,000)     (1,114,000)
Prepaid expenses and other current assets                 (208,000)        159,000
Other assets                                              (401,000)             --
Accounts payable                                           410,000         379,000
Accrued expenses                                          (489,000)        794,000
Accrued interest                                         1,920,000       4,843,000
Accrued warrant liability                                  164,000         497,000
Advanced deposits                                               --          58,000
Accrued taxes payable                                      286,000              --
Accrued used aircraft trade in liability                   416,000              --
Accrued legal & audit                                        5,000              --
Deferred revenue                                         1,595,000              --
Net cash used in operating activities                  (18,132,000)     (4,119,000)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment                        (818,000)        (72,000)
Proceeds from disposition of property and equipment         51,000              --
Net cash used in investing activities                     (767,000)        (72,000)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures                --         573,000
Proceeds from issuance of notes payable                 27,574,000      10,650,000
Payments for debt issue costs                              379,000        (653,000)
Payments on notes payable                              (10,177,000)     (6,617,000)
Notes payable related party                                  7,000              --
Net cash provided by financing activities               17,783,000       3,953,000
NET DECREASE IN CASH AND CASH EQUIVALENTS               (1,116,000)       (238,000)
CASH AND CASH EQUIVALENTS, Beginning of year             1,175,000       1,413,000
CASH AND CASH EQUIVALENTS, End of year                $     59,000    $  1,175,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                         $    414,000    $    365,000
Income taxes paid                                               --              --

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

A roll forward of the convertible debentures is as follows:
Balance, December 31, 2002                                                           5,829,000
Issuance of convertible debentures for cash                                            573,000
Issuance of convertible debentures for finder's fees                                 1,360,000
Conversions into equity                                                             (4,958,000)
Conversions of notes payable to convertible debentures                               6,322,000
Write off of discounts due to restructuring                                         17,070,000
Amortization of discounts                                                            2,968,000
Balance, December 31, 2003                                                          29,164,000
Conversions Into Equity                                                             (8,238,000)
Balance, December 31, 2004                                                         $20,926,000

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

During 2004 MAC consumed the services of TEG for the following items:

                                                Cash Paid    Accrued 12-31-04      Total 2004
                                                Paid 2004        Paid 2005           Earned

Tom Gray            Business Consulting            240,029        103,049            343,078

Walt Catlow         Corporate Planning              37,697              -             37,697

Patrice Mathias     IT Consulting                  105,469         12,395            117,864

Kelly Jones         Manufacturing Consulting        88,626          8,200             96,826

M.L. Zeimer         Customer Support                49,364              -             49,364

Engel Group         Miscellaneous                    3,565              -              3,565

Alan Nitchman       Customer Support                     -          6,526              6,526
                                               --------------------------------------------------

Total                                              524,750        130,170            654,920
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