Form 10QSB
period 2005-06-30
MOONEY AEROSPACE GROUP LTD
filed 2005-08-19
CIK 1019825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 17, 2005 shares of common stock 10,625,071

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                                      Index

                                                                          Page
                                                                         Number

PART I.    FINANCIAL INFORMATION                                            2

Item 1.    Financial Statements                                             2

           Consolidated Balance Sheet as of June 30, 2005 (unaudited)       2

           Consolidated Statements of Operations for the
           three months ended June 30, 2005 and 2004 (unaudited)            3

           Consolidated Statements of Cash Flows for the
           three months ended June 30, 2005 and 2004 (unaudited)            4

Item 2.    Management's Discussion and Analysis or Plan of Operations       7

Item 3.    Controls and Procedures                                         11

PART II.   OTHER INFORMATION                                               11

Item 1.    Legal Proceedings                                               11

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds     11

Item 3.    Defaults Upon Senior Securities                                 11

Item 4.    Submission of Matters to a Vote of Security Holders             11

Item 5.    Other Information                                               11

SIGNATURES                                                                 13

CERTIFICATIONS                                                             14

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                   Mooney Aerospace Group, Ltd. and Subsidiary
                           Consolidated Balance Sheet
June 30, 2005


                                             ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                        $      239,000
      Accounts receivable                                                     734,000
      Other receivables                                                     1,275,000
      Inventory                                                            12,778,000
      Prepaid expenses and other current assets                               405,000
                                                                       --------------

                TOTAL CURRENT ASSETS                                       15,431,000

PROPERTY AND EQUIPMENT - at cost, net of accumulated
      depreciation and amortization                                         4,046,000

TRADE NAME                                                                  1,802,000
OTHER ASSETS                                                                  248,000
                                                                       --------------

                                                                            6,096,000
                                                                       --------------

                                                                       $   21,527,000
                                                                       ==============

                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
      Accounts payable                                                 $    1,038,000
      Accrued taxes and expenses                                            3,745,000
      Accrued interest and penalties                                        3,473,000
      Notes payable,  current portion                                       9,463,000
      Note payable,  revolver                                               6,250,000
      Notes payable,  related party                                             7,000
                                                                       --------------
                TOTAL CURRENT LIABILITIES                                  23,976,000

CONVERTIBLE DEBENTURES                                                     19,778,000
NOTES PAYABLE                                                               7,914,000
ENVIRONMENTAL CLEANUP LIABILITY                                               329,000
                                                                       --------------

                                                                           51,997,000

STOCKHOLDERS' DEFICIENCY
      Common stock, $0.0001 par value; 50,000,000 shares authorized;
          10,515,071 shares issued and outstanding                              1,000
      Additional paid-in capital                                          130,784,000
      Accumulated deficit                                                (161,255,000)
                                                                       --------------

                TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY            (30,470,000)
                                                                       --------------

                                                                       $   21,527,000
                                                                       ==============


   The accompanying notes are an integral part of these financial statements.

      Mooney Aerospace Group, Ltd. and Subsidiary
         Consolidated Statements of Operations



                                                          Three Months Ended June 30,      Six Months Ended June 30,
                                                         ----------------------------    ----------------------------
                                                             2005            2004            2005            2004
                                                         ------------    ------------    ------------    ------------

NET SALES                                                $ 11,141,000    $  3,071,000    $ 20,526,000    $  6,653,000

COST OF SALES                                              12,030,000       3,337,000      20,125,000       7,046,000
                                                         ------------    ------------    ------------    ------------

GROSS MARGIN                                                 (889,000)        266,000         401,000        (393,000)
                                                         ------------    ------------    ------------    ------------

OPERATING EXPENSES
     Research and development expenses                        344,000         152,000         636,000         296,000
     Selling and support expenses                           1,053,000         838,000       2,327,000       1,535,000
     General and administration expenses                    1,839,000       1,164,000       3,264,000       2,429,000
                                                         ------------    ------------    ------------    ------------

                                                            3,236,000       2,154,000       6,227,000       4,260,000
                                                         ------------    ------------    ------------    ------------

LOSS BEFORE OTHER INCOME (EXPENSE), PROVISION
     FOR INCOME TAXES AND EXTRAORDINARY GAIN               (4,125,000)     (2,420,000)     (5,826,000)     (4,653,000)

OTHER INCOME (EXPENSE)
     Amortization of debt issue costs and discount                 --      (1,779,000)             --      (2,511,000)
     Interest expense                                        (973,000)       (564,000)     (2,020,000)     (1,096,000)
     Settlement of abandoned lease                                 --              --              --      10,052,000
     Other, net                                                12,000           5,000          24,000          (1,000)
                                                         ------------    ------------    ------------    ------------

                                                             (961,000)     (2,338,000)     (1,996,000)     13,659,000
                                                         ------------    ------------    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES
     AND EXTRAORDINARY GAIN                                (5,086,000)     (4,758,000)     (7,822,000)    (18,312,000)

PROVISION FOR INCOME TAXES                                         --              --              --              --
                                                         ------------    ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY GAIN                             (5,086,000)     (4,758,000)     (7,822,000)    (18,312,000)

EXTRAORDINARY GAIN ON FORGIVENESS OF DEBT                          --         789,000              --         789,000
                                                         ------------    ------------    ------------    ------------

NET LOSS                                                 $ (5,086,000)   $ (3,969,000)   $ (7,822,000)   $(17,523,000)
                                                         ============    ============    ============    ============


NET LOSS PER SHARE - BASIC AND DILUTED                   $      (0.48)   $      (0.38)   $      (0.76)   $      (1.70)
                                                         ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                   Mooney Aerospace Group, Ltd. and Subsidiary
                      Consolidated Statements of Cash Flows


                                                                              Six Months Ended June 30,
                                                                             ----------------------------
                                                                                 2005            2004
                                                                             ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:
      Net loss                                                               $ (7,822,000)   $(17,523,000)
      Adjustment to reconcile net loss to net cash
          used in operating activities:
              Discount on convertible debentures and other related expense             --       2,476,000
              Amortization of debt issuance costs                                      --       1,866,000
              Depreciation and amortization expense                               438,000         393,000

      Changes in operating assets and liabilities:
          Accounts receivable                                                     834,000      (1,057,000)
          Other receivable                                                        371,000              --
          Inventory                                                             2,278,000      (2,201,000)
          Other assets                                                            139,000        (129,000)
          Accounts payable                                                     (1,114,000)     (1,119,000)
          Accrued expenses                                                        550,000       7,459,000
          Accrued interest                                                      1,793,000         348,000
          Accrued settlement of abandoned lease                                        --      10,052,000
          Accrued warrant liability                                               148,000              --
          Accrued retrofit                                                        377,000
          Accrued taxes payable                                                  (103,000)        140,000
          Accrued used aircraft trade in liability                               (416,000)             --
          Accrued-other                                                            25,000              --
          Deferred revenue                                                     (1,089,000)       (886,000)
                                                                             ------------    ------------
              Net cash used in operating activities                            (3,591,000)       (181,000)
                                                                             ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                         (490,000)       (209,000)
                                                                             ------------    ------------
              Net cash used in investing activities                              (490,000)       (209,000)
                                                                             ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:
      Net Proceeds from issuance of notes payable                               4,261,000         394,000
                                                                             ------------    ------------
Net cash provided by financing activities                                       4,261,000         394,000
                                                                             ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                            180,000           4,000

CASH AND CASH EQUIVALENTS, Beginning of period                                     59,000       1,175,000
                                                                             ------------    ------------

CASH AND CASH EQUIVALENTS, End of period                                     $    239,000    $  1,179,000
                                                                             ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      Interest paid                                                          $    227,000    $    748,000
                                                                             ============    ============

      Income taxes paid                                                      $         --    $         --
                                                                             ============    ============



   The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June, 2005, the Company converted $1,148,390 of convertible debentures into 517,298 shares of common stock, valued at $1,148,390

During the six months ended June 30, 2004, the Company: 1) converted 8,396 shares of Series A preferred stock into 26,644,035 shares of Class A common stock valued at $653,443, 2) converted $1,938,115 of convertible debentures into 87,054,640 shares of Class A common stock, 3) converted $366,558 of accrued interest into 15,869,326 shares of Class A common stock, 4) issued 11,712,010 shares of Class A common stock for accrued compensation of $157,348, 5) issued 12,745,185 shares of Class A common stock for consulting fees valued at $257,925, 6) issued 17,391,304 shares of Class A common stock for a commitment fee of $400,000, and 7) issued 9,523,810 shares of Class A common stock valued at $200,000 and issued a convertible note in the amount of $190,000 as full settlement for a legal claim.

Mooney Aerospace Group, LTD
Notes to the Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements have been prepared by Mooney Aerospace Group, Ltd. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2004 included in the Company's Annual Report on form 10-KSB. The results of the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

NOTE 2 - PRIOR YEAR RESULTS

The Statement of Operations and the Statement of Cash flows contain financial results for both the Quarter and the year to Date ended June 30, 2004. The company's historical financial results for these time periods have been recast to include the historical results for the subsidiary "Mooney Airplane Company" which it did not own at June 30, 2004.

NOTE 3 - INVENTORY

During the three months ended June 30, 2005, the Company reviewed and increased its inventory allowance for obsolescence. A substantial portion of the increase relates to a charge to cost of sales to provide an allowance for the risk of loss on DX Model Avionics. We have not received any orders for DX Model units in 2005.

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

During 2005 we intend to focus our efforts on the following:


o An increase in production capacity of MAC's manufacturing line in Kerrville, Texas, including significant increases in employment levels.

o     Enhancement and aggressive implementation of our marketing program.

o     Reduction of unit costs to increase profit margins.

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

Revenue Recognition - As a routine matter aircraft are paid on delivery date. We recognize revenue on substantially all aircraft sales and parts and service sales when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and
4) collectability is reasonably assured.

We may recognize revenue on aircraft sales under bill-and-hold transactions when each of the following seven criteria are met: 1) the risk of ownership has passed to the buyer; 2) the buyer has made a fixed commitment to purchase the goods; 3) the buyer has requested that the transaction be on a bill-and-hold basis and has a substantial business purpose for ordering so; 4) there is a fixed schedule for delivery of the goods and the delivery date is reasonable and consistent with the buyer's business practices; 5) we have not retained any specific performance obligations such that the earnings process is not complete;
6) the aircraft has been segregated from our inventory and is not subject to being used to fill other orders; and 7) the aircraft must be complete and ready for shipment Bill and Hold arrangements by Policy are less than 30 days in all cases. The Company's bill and hold policy does not allow for modification of its normal billing and credit terms

During 2004 and 2005 to date no sales were booked as bill and hold transactions.

Inventory Obsolescence - We provide an inventory excess and obsolescence reserve for any portion of any inventory item valued at current cost that has not been used for 3 years. This allowance has been reduced over time and we anticipate that trend to continue as our inventory aging stabilizes and our service parts business is developed.

Valuation of Inventory - Inventory consists of raw materials, work in process and finished goods and is stated at the lower of cost or market value.

Other - During 2005 management changed its manner in which manufacturers representative discounts and Aviation insurance were classified on the financial statements.

For further information regarding the accounting policies that we believe to be critical and the affect of our more significant judgments and estimates used in preparing our consolidated financial statements see our December 31, 2004 consolidated financial statements contained in our Form 10-KSB for 2004.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2005 to the Three and Six Months Ended June 30, 2004:

Net Sales:

Net sales of $11.1million for the three months ended June 30, 2005, increased 282% compared to net sales of $2.9 million for the same period in the prior year. Net sales of $20.5 million for the six months ended June 30, 2005, increased 209% compared to net sales of $6.7 million for the same period in the prior year. The increase in net sales in the three and six months ended June 30, 2005, as compared to the same periods in the prior year was due primarily to the increased delivery of manufactured aircraft as our production level increases. We expect the level of deliveries for the remainder of 2005 to be similar to the current period's results.

Gross Profit:

Gross loss of $.9 million, or 8% of sales, for the three months ended June 30, 2005, increased as compared to gross loss of $.2 million, or 8% of sales, in the same period in the prior year. Gross profit of $.4 million, or 2% of sales, for the six months ended June 30, 2005, increased as compared to gross profit of ($.4) million, or 6% of sales, in the same period in the prior year. The changes in gross margin are affected by the change in inventory resulting from a one time adjustment in June. The adjustment was a result of managements reevaluating inventory and increasing reserves accordingly. The effect of this adjustment is reflected in the increased cost of goods sold for the three months ended June 30, 2005. In addition we have invested in increasing our operations headcount together with training, allowing for further rapid growth and throughout.
This "One Time" inefficiency will end during Q3.

Research and Development:

Research and Development expenses increased to $.3 million and $.6 million for the three and six months ended June 30, 2005, respectively, as compared to $.2 million and $.3 million for the same periods in the prior year. As a percentage of sales, research and development expenses were 3.1 % of sales for both the three and six months ended June 30, 2005, as compared to 5.2% and 4.4% for the same periods in the prior year. The expenses decreased as a percentage due to the increased level of sales over the prior year.

Selling and Support:

Selling and Support expenses increased to $1 million and $2.3 million for the three and six months ended June 30, 2005, respectively, as compared to $.9 million and $1.5 million for the same periods in the prior year. As a percentage of sales, selling and support expenses were 9.5% and 11.3% of sales for the three and six months ended June 30, 2005, respectively, as compared to 29.5% and 23.1% for the same periods in the prior year. The expenses decreased as a percentage due to the increased level of sales over the prior year.

General and administrative expenses:

General and administrative expenses increased to $1.8 million and $3.3 million for the three and six months ended June 30, 2005, respectively, as compared to $1.2 million and $2.4 million for the same periods in the prior year. As a percentage of sales, general and administrative expenses were 16.5% and 15.9% of sales for the three and six months ended June 30, 2005, respectively, as compared to 41.8% and 36.5% for the same periods in the prior year. The significant change in percentage is due to stabilizing General and Administrative expenses as sales revenue increases.

Other income/ (expense):

Other income/ (expense) was $12,000 for the three months ended June 30, 2005, as compared to $5,000 for the same period in the prior year. Other income/(expense) was $24,000 for the six months ended June 30, 2005, as compared to $0 for the same period in the prior year.

Amortization of Debt Issuance Costs:

Amortization of debt issuance costs expenses was $0 for both the three and six months ended June 30, 2005, as compared to $.1.8 million and $2.5 million for the same periods in the prior year. The elimination of this expense is due to the companies debt restructuring as part of the Amended Plan of Reorganization as it emerged from bankruptcy.

Interest expense:

Interest expense increased to $1 million and $2 million for the three and six months ended June 30, 2005, respectively, as compared to $.6 million and $1.1 million for the same periods in the prior year. The increase was attributable to additional borrowings in the fourth quarter of 2004 and 1st quarter 2005.

Net income/ (Loss):

Net income/ (Loss) was ($5) million and ($7.9) million for the three and six months ended June 30, 2005, as compared to ($4) million and ($17) million for the same periods in the prior year.

Cash Uses:

Cash used in operating activities for the six months ended June 30, 2005 , increased by $3.4 million as compared to the same period in 2004, due principally to the combination of operating losses in the operating company and by its increased working capital requirements.

Mooney Airplane Company (MAC) is the Company's only operating entity and the changes in operating assets and liabilities are mainly related to the operations of that business, including changes in inventory, property and equipment and accounts payable.

Cash used in investing activities for the six months ended June 30, 2005, increased by $.3 million as compared to the same period in 2004. This was primarily for premises improvements of MAC and purchases of computer and office equipment and replacement of the Company's ERP system.

Cash provided by financing activities for period ended June 30, 2005, increased by $3.9 million as compared to the same period in 2004. During the 2005 period, the Company borrowed through short term debt to fund working capital requirements of MAC.

The Statement of Operations and the Statement of Cash flows contain financial results for both the Quarter and the year to Date ended June 30, 2004. The company's historical financial results for these time periods have been recast to include the historical results for the subsidiary "Mooney Airplane Company" which it did not own at June 30, 2004.

These recast historical figures are used as the comparatives for the 2004 results.

Item 3. CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of its management, including the principal executive officer and principal financial officer. Based on this evaluation, the Company has concluded that the design and operation of our disclosure controls and procedures are not effective. This determination was made due to the following factors:

      o the number of employees of the Company has increased from 168 at the start of the 2003 fiscal year to 366 at the end of June 2005, and
      o the executive management of the Company was replaced during 2004 and early 2005.

It is therefore the belief of the management of the Company that the internal control needed to be reevaluated and updated to meet its current needs. However, there is no evidence that any material misstatements were made by the Company due to the need to update its internal controls. The specific weakness found involved the segregation of duties within the Company's finance department. Accordingly, the Company has begun to reorganize the functions of the finance department during 2005. In addition, the Company plans on retaining outside consultants with expertise in internal controls to assist with the update and implementation of control procedures.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 5, 2005 the U.S. Bankruptcy Court for The District of Delaware entered a final order closing the Company's bankruptcy case.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2005, the Company converted $1,148,390 of convertible debentures into 517,298 shares of common stock, valued at $1,148,390

Item 3. Defaults Upon Senior Securities

The company is currently in default of the following loan agreements:

Long Term Note Payable to Business Loan Express in the amount of $ 4.8 million. The company is current with its payments under the terms of loan, but is in default of the provision to maintain a Current Ratio of 1.25 to 1 and a Debt Equity Ratio of 7 to 1. Management has made the lender aware of this event and is working with the lender to cure the default.

Short Term Note Payable to Libra Finance in the amount of $986,000 and Guarantee & Finance in the amount of $1,000,000. The company is not current in payments. Management is in discussions with the lenders.

Additional financing referred to as the Secured Promissory Notes in the principal amount of $9,000,000 of which $3.929,462 was still outstanding at June 30, 2005. These notes bear interest at 17.5% per annum and provide for a maturity date of November 7, 2006 callable on March 7, 2005. They were called on that date and the Company is now in default on the payment of this obligation. However, discussions are ongoing between the Company and the lenders on negotiating revised terms of the loan.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

The company accepted the resignation of Nelson Happy from the position of its President and Chief Financial Officer. The cost to the company of Mr. Happy's departure was $464,000. This was expensed in the period ended June 30, 2005 in General and Administrative expenses.

Item 6. Exhibits

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MOONEY AEROSPACE GROUP, LTD.


August 19, 2005                    By: /s/ Gretchen L. Jahn
                                       -----------------------------------------
                                           Gretchen L. Jahn
                                           President and Chief Executive Officer


                                   By: /s/ Barry Hodkin
                                       -----------------------------------------
                                           Barry Hodkin
                                           Chief Financial Officer