Form 10QSB
period 2005-09-30
MOONEY AEROSPACE GROUP LTD
filed 2005-11-21
CIK 1019825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2005 shares of common stock 10,631,071

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY
                                      Index

                                                                          Page
                                                                         Number

PART I.    FINANCIAL INFORMATION                                            2

Item 1.    Financial Statements                                             2

           Consolidated Balance Sheet as of June 30, 2005 (unaudited)       2

           Consolidated Statements of Operations for the
           three months ended September 30, 2005 and 2004 (unaudited)       3

           Consolidated Statements of Cash Flows for the
           three months ended September 30, 2005 and 2004 (unaudited)       4

Item 2.    Management's Discussion and Analysis or Plan of Operations       7

Item 3.    Controls and Procedures                                         11

PART II.   OTHER INFORMATION                                               11

Item 1.    Legal Proceedings                                               11

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds     11

Item 3.    Defaults Upon Senior Securities                                 11

Item 4.    Submission of Matters to a Vote of Security Holders             11

Item 5.    Other Information                                               12

SIGNATURES                                                                 13

CERTIFICATIONS                                                             14

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                   Mooney Aerospace Group, Ltd. and Subsidiary
                           Consolidated Balance Sheet
                               September 30, 2005

                                    ASSETS                                    Unaudited               Audited
                                                                          September 30, 2005      December,31 2004
                                                                          ------------------      ----------------
CURRENT ASSETS
      Cash and cash equivalents                                           $        1,146,000      $         59,000
      Accounts receivable                                                            475,000             1,568,000
      Other receivables                                                            1,444,000             1,646,000
      Inventory                                                                   12,392,000            15,056,000
      Prepaid expenses and other current assets                                      933,000               391,000
                                                                          ------------------      ----------------

        TOTAL CURRENT ASSETS                                                      16,390,000            18,720,000

PROPERTY AND EQUIPMENT - at cost, net of accumulated
      depreciation and amortization                                                4,277,000             3,994,000

TRADE NAME                                                                         1,802,000             1,802,000
OTHER ASSETS                                                                         246,000               401,000
                                                                          ------------------      ----------------

                                                                                   6,325,000             6,197,000
                                                                          ------------------      ----------------

                                                                          $       22,715,000      $     24,917,000
                                                                          ==================      ================

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
      Accounts payable                                                    $        2,647,000      $      2,152,000
      Accrued taxes and expenses                                                   2,893,000             4,203,000
      Accrued interest and penalties                                               4,150,000             1,680,000
      Notes payable,  current portion                                             11,953,000             5,175,000
      Note payable,  revolver                                                      6,250,000             6,250,000
      Convertible Debentures                                                      19,534,000                    --

        TOTAL CURRENT LIABILITIES                                                 47,427,000            19,460,000
                                                                          ------------------      ----------------

NOTES PAYABLE                                                                      7,891,000             7,947,000
CONVERTIBLE DEBENTURES                                                                    --            20,926,000
ENVIRONMENTAL CLEANUP LIABILITY                                                      284,000               381,000



STOCKHOLDERS' DEFICIENCY
      Common stock, $0.0001 par value; 50,000,000 shares authorized;
          10,631,071 shares issued and outstanding                                     1,000                 1,000
      Additional paid In capital                                                 131,035,000           129,636,000
      Accumulated deficit                                                       (163,923,000)         (153,434,000)
                                                                          ------------------      ----------------

                                                                                 (32,887,000)          (23,797,000)
                                                                          ------------------      ----------------

                                                                          $       22,715,000      $     24,917,000
                                                                          ==================      ================





               See notes to the consolidated financial statements.

                   Mooney Aerospace Group, Ltd. and Subsidiary
                             Statement of Operations
                                  (unaudited)

                                                            Three Months Ended September 30,       Nine Months Ended September 30,
                                                            ---------------------------------     ---------------------------------
                                                                 2005               2004               2005               2004
                                                            --------------     --------------     --------------     --------------
NET SALES                                                   $   11,252,000     $    3,016,000     $   31,778,000     $    9,669,000

COST OF SALES                                                    9,972,000          4,080,000         30,097,000         11,126,000
                                                            ---------------------------------     ---------------------------------

GROSS MARGIN                                                     1,280,000         (1,064,000)         1,681,000         (1,457,000)
                                                            ---------------------------------     ---------------------------------

OPERATING EXPENSES
     Research and development expenses                             306,000            202,000            942,000            498,000
     Selling and support expenses                                1,316,000          1,103,000          3,643,000          2,638,000
     General and administration expenses                         1,373,000            299,000          4,637,000          2,728,000
                                                            ---------------------------------     ---------------------------------

                                                                 2,995,000          1,604,000          9,222,000          5,864,000
                                                            ---------------------------------     ---------------------------------

LOSS BEFORE OTHER INCOME (EXPENSE), PROVISION
     FOR INCOME TAXES AND EXTRAORDINARY GAIN                    (1,715,000)        (2,668,000)        (7,541,000)        (7,321,000)

OTHER INCOME (EXPENSE)
     Interest income                                                 1,000            296,000              1,000            296,000
     Other income (expense), net                                     3,000                 --             27,000             (1,000)
     Amortization of debt issue costs and discount                                    357,000                 --         (2,154,000)
     Settlement of abandoned lease (a)                                             10,052,000
     Interest expense                                             (811,000)          (415,000)        (2,831,000)        (1,510,000)
     Income from disposition of property and equipment            (146,000)                --           (146,000)                --
                                                            ---------------------------------     ---------------------------------

                                                                  (953,000)        10,290,000         (2,949,000)        (3,369,000)
                                                            ---------------------------------     ---------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES
     AND EXTRAORDINARY GAIN                                     (2,668,000)         7,622,000        (10,490,000)       (10,690,000)

PROVISION FOR INCOME TAXES                                              --                 --                 --                 --
                                                            ---------------------------------     ---------------------------------

LOSS BEFORE EXTRAORDINARY GAIN                                  (2,668,000)         7,622,000        (10,490,000)       (10,690,000)

GAIN ON FORGIVENESS OF DEBT                                             --                 --                 --            789,000
                                                            ---------------------------------     ---------------------------------

NET LOSS                                                    $   (2,668,000)    $    7,622,000     $  (10,490,000)    $   (9,901,000)
                                                            =================================     =================================

NET LOSS PER SHARE - BASIC AND DILUTED                      $        (0.25)    $         0.72     $        (0.99)    $        (0.94)
                                                            =================================     =================================

a)    See notes to the consolidated financial statements.

                   Mooney Aerospace Group, Ltd. and Subsidiary
                      Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                ---------------------------------
                                                                                     2005               2004
                                                                                --------------     --------------
CASH FLOW FROM OPERATING ACTIVITIES:
      Net loss                                                                  $  (10,490,000)    $   (9,901,000)
      Adjustment to reconcile net loss to net cash
          used in operating activities:
              Noncash Compensation Expense                                               6,000
              Discount on convertible debentures and other related expense                  --          4,531,000
              Amortization of debt issuance costs                                           --          1,866,000
              Depreciation and amortization expense                                    654,000            590,000

      Changes in operating assets and liabilities:
          Accounts receivable                                                        1,093,000         (1,613,000)
          Other receivable                                                             204,000           (250,000)
          Inventory                                                                  2,664,000         (5,198,000)
          Prepaid expenses and other current assets                                         --           (124,000)
          Other assets                                                                (386,000)          (257,000)
          Accounts payable                                                             495,000           (255,000)
          Accrued expenses                                                           1,063,000         10,809,000
                                                                                --------------     --------------
              Net cash used in operating activities                                 (4,697,000)           198,000
                                                                                --------------     --------------

CASH FLOW FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                              (938,000)          (367,000)
                                                                                --------------     --------------
              Net cash (used in) provided by investing activities                     (938,000)          (367,000)
                                                                                --------------     --------------

CASH FLOW FROM FINANCING ACTIVITIES:
      Net Proceeds from notes payable                                                6,722,000          6,038,000
      Payments on notes payable                                                                        (5,562,000)
                                                                                --------------     --------------
Net cash provided by financing activities                                            6,722,000            476,000
                                                                                --------------     --------------

NET INCREASE IN CASH AND
      CASH EQUIVALENTS                                                               1,087,000            307,000

CASH AND CASH EQUIVALENTS, Beginning of period                                          59,000          1,175,000
                                                                                --------------     --------------

CASH AND CASH EQUIVALENTS, End of period                                        $    1,146,000     $    1,482,000
                                                                                ==============     ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      Interest paid                                                             $      361,000     $    1,509,706
                                                                                ==============     ==============

      Income taxes paid                                                         $           --     $           --
                                                                                ==============     ==============

              See notes to the consolidated financial statements.

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended September 30, 2005 the Company: 1) converted $244,200 of convertible debentures into 110,000 shares of common stock, valued at $244,200, 2) issued 6,000 shares of common stock for services valued at $6,900.

During the nine months ended September 30, 2005 the Company: 1) converted $1,392,590 of convertible debentures into 627,298 shares of common stock, valued at $1,392,590, 2) issued 6,000 shares of common stock for professional fees valued at $6,900.

During the three months ended September 30, 2004, the Company: 1) converted 0 shares of Series A preferred stock into 0 shares of Class A common stock valued at $0, 2) converted $0 of convertible debentures into 0 shares of Class A common stock, 3) converted $0 of accrued interest into shares of Class A common stock,
4) issued 1,396,734 shares of Class A common stock for accrued compensation of $1,261, 5) issued 2,333,333 shares of Class A common stock for consulting fees valued at $1,400, 6) issued 0 shares of Class A common stock for a commitment fee of $0, and 7) issued 2,486,702 shares of Class A common stock valued at $30,000 in full settlement for a legal claim.

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

Mooney Aerospace Group, LTD
Notes to the Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements have been prepared by Mooney Aerospace Group, Ltd. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2004 included in the Company's Annual Report on form 10-KSB. The results of the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

NOTE 2 - PRIOR YEAR RESULTS

The Statement of Operations and the Statement of Cash flows contain financial results for both the Quarter and the year to Date ended September 30, 2005. The company's historical financial results for these time periods have been recast to include the historical results for the subsidiary "Mooney Airplane Company" which it did not own at September 30, 2004.

NOTE 3 - SETTLEMENT OF ABANDONED LEASE

Non-recurring expenses for the three months ended March 31, 2004 included an additional accrual for a legal judgment related to litigation with our former landlord. On May 3, 2004, we and our former landlord completed arbitration proceedings of a claim for alleged damages due to termination by us of our lease at our former headquarters in Long Beach, California. During the three months ended March 31, 2004, we accrued the expense related to this litigation. The filing of the Chapter XI reorganization in June of 2004 limited this liability. Accordingly the amount recognized in the first quarter of 2004 was reversed in the three months ended September 2004.

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

Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectations. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness for the forward-looking statements. We do not intend to update any of the foward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

During the remainder of 2005 we intend to continue to focus our efforts on the following:


o An increase in production capacity of MAC's manufacturing line in Kerrville, Texas.

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

We may recognize revenue on aircraft sales under bill-and-hold transactions when each of the following seven criteria are met: 1) the risk of ownership has passed to the buyer; 2) the buyer has made a fixed commitment to purchase the goods; 3) the buyer has requested that the transaction be on a bill-and-hold basis and has a substantial business purpose for ordering so; 4) there is a fixed schedule for delivery of the goods and the delivery date is reasonable and consistent with the buyer's business practices; 5) we have not retained any specific performance obligations such that the earnings process is not complete;
6) the aircraft has been segregated from our inventory and is not subject to being used to fill other orders; and 7) the aircraft must be complete and ready for shipment Bill and Hold arrangements by Policy are less than 30 days in all cases. The Company's bill and hold policy does not allow for modification of its normal billing and credit terms.

During 2004, and 2005 to date no sales were booked as bill and hold transactions.

"We provide a general inventory excess and obsolescence reserve for any portion of any inventory item valued at cost that has not been used for three years. This allowance has been reducing over time as sales volumes have been increasing and we anticipate that trend to continue. However, the significant model change occasioned by the introduction of the Garmin G1000 equipped GX at the end of last year together with the reality that none of the previous traditionally equipped DX models have been ordered in 2005 results in management's decision to specifically reserve for DX equipment on hand. From January 2006 DX models will only produced on special order basis and not offered as a general option. Management's estimate is that a reserve of $250,000 (95% of on hand cost) is sufficient. This specific reserve was added in the period ended June 30th 2005". There are no other costs associated with the discontinuance of the DX model production.

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2005 to the Three and Nine Months Ended September 30, 2004:

Net Sales:

Net sales of $11.3 million for the three months ended September 30, 2005, increased 273% compared to net sales of $3.0 million for the same period in the prior year. Net sales of $32 million for the nine months ended September 30, 2005, increased 229% compared to net sales of $9.7 million for the same period in the prior year. The increase in net sales in the three and nine months ended September 30, 2005, as compared to the same periods in the prior year was due primarily to the increased delivery of manufactured aircraft as our production level increases. We expect the level of deliveries for the remainder of 2005 to be similar to the current period's results.

Gross Profit:

Gross profit of $1.3 million, or 11% of sales, for the three months ended September 30, 2005, improved as compared to a gross loss of $1.1 million, or 35% of sales, in the same period in the prior year. Gross profit of $1.7 million, or 5% of sales, for the nine months ended September 30, 2005, improved as compared to gross loss of 1.5 million, or 15% of sales, in the same period in the prior year. The changes in gross margin are affected by a one time inventory adjustment made in the period ended June 30th 2005. The adjustment followed management's re-evaluation of inventory and reserves. At the time of implementation of a new ERP business control system a partial physical inventory was carried out. Based on these results a net provision of $750,000 was booked. Cycle count processes have been restarted and required physical counts will be carried out under audit supervision at the end of 2005. Indications from the cycle counts to date indicate the provision to be adequate. In addition a specific Obsolescence reserve of $250,000 associated with DX model equipment was booked in the same period.

Research and Development:

Research and Development expenses increased to $.3 million and $.9 million for the three and nine months ended September 30, 2005, respectively, as compared to $.2 million and $.5 million for the same periods in the prior year. As a percentage of sales, research and development expenses were 2.7% and 3% of sales for the three and nine months ended September 30, 2005, as compared to 6.7% and 5.2% for the same periods in the prior year. The expenses decreased as a percentage due to the increased level of sales over the prior year.

Selling and Support:

Selling and Support expenses increased to $1.3 million and $3.6 million for the three and nine months ended September 30, 2005, respectively, as compared to $1.1 million and $2.6 million for the same periods in the prior year. As a percentage of sales, selling and support expenses were 11.7% and 11.5% of sales for the three and nine months ended September 30, 2005, respectively, as compared to 36.6% and 27.3% for the same periods in the prior year. The expenses decreased as a percentage due to the increased level of sales over the prior year.

General and administrative expenses:

General and administrative expenses increased to $1.4 million and $4.6 million for the three and nine months ended September 30, 2005, respectively, as compared to $.3 million and $2.7 million for the same periods in the prior year. As a percentage of sales, general and administrative expenses were 12.2% and 14.6% of sales for the three and nine months ended September 30, 2005, respectively, as compared to 9.9% and 28.2% for the same periods in the prior year. General and Administrative expenses increased for the three months ended September 30, 2005 over the same period in the prior year due to increased level of staffing. General and Administrative expenses decreased for the nine months ended September 30, 2005. The decrease as a percentage of sales was due to higher General and Administrative expense which is a result of increased staffing with a slower increase in sales.

Other income/ (expense):

Other income/ (expense) was $3,000 for the three months ended September 30, 2005, as compared to other income of 0 for the same period in the prior year. Other income/(expense) was $27,000 for the nine months ended September 30, 2005, as compared to other expenses of 1,000 for the same period in the prior year.

Amortization of Debt Issuance Costs:

Amortization of debt issuance costs expenses was $0 for both the three and nine months ended September 30, 2005, as compared to $.4 million and $2.2 million for the same periods in the prior year. The elimination of this expense is due to the company's debt restructuring as part of the Amended Plan of Reorganization as it emerged from bankruptcy.

Settlement of abandoned lease:

During the three months ended September 30, 2004 the Company reversed a $10,052,000 charge previously taken in the quarter ended March 31, 2004. Please refer to the notes to the consolidated financial statements for additional information.

Interest expense:

Interest expense increased to $.8 million and $2.8 million for the three and nine months ended September 30, 2005, respectively, as compared to $.4 million and $1.5 million for the same periods in the prior year. The increase was attributable to additional borrowings in the fourth quarter of 2004 and the nine months to September 2005.

Net income/(Loss):

Net income/(Loss) was ($2.7) million and ($10.5) million for the three and nine months ended June 30, 2005, as compared to net income of $7.6 million and a net loss of ($9.9) million for the same periods in the prior year.

Cash Uses:

Cash used in operating activities for the nine months ended September 30, 2005, increased by $4.9 million as compared to the same period in 2004, due principally to the combination of operating losses in the operating company and by its increased working capital requirements.

Mooney Airplane Company (MAC) is the Company's only operating entity and the changes in operating assets and liabilities are mainly related to the operations of that business, including changes in inventory, property and equipment and accounts payable.

Net Cash used in investing activities for the nine months ended September 30, 2005, increased by $.6 million as compared to the same period in 2004. This was primarily for premises improvements of MAC and purchases of computer and office equipment and replacement of the Company's ERP system. No material payments of principal were made during the period.

Cash provided by financing activities for the period ended September 30, 2005, increased by $6.2 million as compared to the same period in 2004. During the 2005 period, the Company borrowed through short term debt to fund working capital requirements of MAC.

The Statement of Operations and the Statement of Cash flows contain financial results for both the Quarter and the year to Date ended September 30, 2004. The company's historical financial results for these time periods have been recast to include the historical results for the subsidiary "Mooney Airplane Company" which it did not own at September 30, 2004.

These recast historical figures are used as the 2004 comparatives.

Liquidity and Capital Resources:

In addition to notes in default disclosed in Part II Item 3. of this report a further $27,030,000 of loans are due and payable under their original terms within the next 12 months. The Company is commencing negotiations to restructure the terms of the loans. Such restructuring might consist of modifying the terms of these loans to extend the due date or to convert them into equity. In addition, assuming that these defaults are removed and that the Company is successful in restructuring its debt facilities, the Company will need to raise additional capital immediately to fund continuing operations. The Company believes it will need to raise at least $1.5 million to meet very short-term needs plus additional capital to meet its anticipated capital requirements over the next year.

There can be no assurance that the Company will be successful in removing any loan defaults, renegotiating the terms of its existins debt, raising near-term capital requirements and raising mid-term capital requirements on commercially reasonable terms, if at all. Failure to fulfill any of these financial requirements would require the Company to substantially curtail operations and could require the Company to cease operations altogether. While the Company has received indications of interest from one or more existing noteholders to provide short-term working capital and the Company's revenues have increased substantially over the last nine months, there can be no assurance that the Company will be successful in restructuring existing debt and in raising additional working capital.

Item 3. CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of its management, including the principal executive officer and principal financial officer. Based on this evaluation, the Company has concluded that the design and operation of our disclosure controls and procedures are not effective. This determination was made due to the following factors:

      o the number of employees of the Company has increased from 168 at the start of the 2003 fiscal year to 367 at the end of Sept 2005, and
      o the executive management of the Company was replaced during 2004 and early 2005.

It is therefore the belief of the management of the Company that the internal control needed to be reevaluated and updated to meet its current needs. However, there is no evidence that any material misstatements were made by the Company due to the need to update its internal controls. The specific weakness found involved the segregation of duties within the Company's finance department. Accordingly, the Company has begun to reorganize the functions of the finance department during 2005. In addition, the Company plans on retaining outside consultants with expertise in internal controls in the fourth quarter of 2005 to assist with the update and implementation of control procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2005, the Company converted $1,392,590 of convertible debentures into 627,298 shares of common stock, valued at $1,392,590. The Company issued 6,000 shares of its common stock in exchange of services from its former Chairman and CEO. The stock was valued at $6,900 at the date of issue.

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

Additional financing referred to as the Secured Promissory Notes in the principal amount of $9,000,000 of which $3.929,462 was still outstanding at September 30, 2005. These notes bear interest at 17.5% per annum and provide for a maturity date of November 7, 2006 callable on March 7, 2005. They were called on that date and the Company is now in default on the payment of this obligation. However, discussions are ongoing between the Company and the lenders on negotiating revised terms of the loan.

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

                                   MOONEY AEROSPACE GROUP, LTD.


November 21, 2005                  By: /s/ Gretchen L. Jahn
                                       -----------------------------------------
                                           Gretchen L. Jahn
                                           President and Chief Executive Officer


                                   By: /s/ Barry Hodkin
                                       -----------------------------------------
                                           Barry Hodkin
                                           Chief Financial Officer