Form 10KSB
period 2005-12-31
MOONEY AEROSPACE GROUP LTD
filed 2006-04-17
CIK 1019825

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                   For the fiscal year ended December 31, 2005

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

                                    Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                                 Yes [ ] No [X]


State issuer's revenues for its most recent fiscal year: $42,083,000


The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on April 4, 2006 was $6,006,555.


Check whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court:

                                 Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock as of March 31, 2006 was 10,631,071


Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                                     PART I

Item 1.  Description of Business

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

                                    Overview

Unless otherwise noted or required by the context, references to "we", "our", "us" or the "Company" mean Mooney Aerospace Group Ltd. and its wholly-owned subsidiary, Mooney Airplane Company, Inc.

Mooney Aerospace Group Ltd. ( "MNYG") was organized in 1990 to design, develop, manufacture and market general aviation aircraft. During 2002, we recognized a unique opportunity and purchased the assets of Mooney Aircraft Corporation ("MACorp"). MACorp. has produced high-performance, single engine piston aircraft for 60 years. Mooney aircraft are recognized as one of the highest performance four-place piston engine aircraft in commercial production. Over 11,000 airplanes have been manufactured, with over 7,000 now in operation around the world.

We believe that there is a unique market opportunity to manufacture, sell and support the Mooney aircraft, due to the following factors: 1) the deteriorating comfort and convenience of airline travel, and the resurgence of interest in purchasing light aircraft for business and personal transportation for small and medium sized businesses and high net worth individuals; 2) reduction of product liability legal exposure to manufacturers of general aviation aircraft as a result of the General Aviation Revitalization Act of 1994, and 3) an excellent competitive position in the four place, high performance piston powered aircraft market.

To take advantage of this opportunity, we have hired an experienced management team to provide leadership to efficiently manufacture and profitably market the two Mooney models, the Ovation2 GX and the high performance Acclaim GX.

Our sales strategy is based on a direct marketing approach, with the assistance of Mooney Team Representatives (companies that are dealers who sell our products on a commission basis). We have implemented this approach which includes a sales strategy based on four factors: 1) Company sales representatives with highly successful records of aviation sales, including Mooney products; 2) a professional sales staff in Kerrville, Texas; 3) Mooney Team Representatives ("MTR") in the United States, of which we presently have two contracted, one located in California and another located in the Southeast, serving the states of Florida, North Carolina, South Carolina, Tennessee, Arkansas, Georgia, Louisiana, Alabama, Mississippi, and Texas; and 4) one contracted international MTR to market our products outside the United States.

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

Currently, there are only six major manufacturers of small general aviation aircraft based in the United States. Piston aircraft make up the numerical majority of aircraft delivered by these manufacturers, whereas turboprop and jet aircraft account for the majority of billings. Aircraft deliveries by United States manufacturers have increased consistently; for example, sales were approximately $3.1 billion in 1996, and recorded $8.4 billion in 2005, with a spike in 2004 of approximately $11.9 billion.

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

We are producing two models, the Ovation2 GX and the Acclaim GX. We continue to hire a management team with significant experience in aviation and business management and we believe that the team can make MAC profitable.

                                  Manufacturing

We manufacture all Mooney airplanes in Kerrville, Texas. We have a favorable long-term lease on both land and buildings at the Kerrville Airport, which makes Kerrville a financially attractive location to build aircraft. Additionally, the Kerrville area has an experienced aerospace labor work force developed over the many years the Mooney aircraft has been produced in this location. There are no other aircraft manufacturers in the immediate area, therefore the competition for scarce, experienced workers is minimal.

                               Market Opportunity

Historically, Mooney has produced top of the line, single engine piston airplanes that now include the Ovation2 and the Acclaim, which are widely considered to be among the performance leaders in the four-passenger single engine aircraft market. For 60 years Mooney has produced high performance piston aircraft. There are more than 7,000 Mooney aircraft in operation around the world. We also sell aircraft parts and service to support many of these aircraft.

Domestic Sales

Through the combination of direct salespeople and Mooney Team Representatives, ("MTRs"), we have adequately covered the U.S. geographically.

We have increased our advertising campaign nationwide featuring the glass panel flight deck (called the GX). We provide one toll free telephone number to call and one website to view. Our distributed sales force is supported by a professional sales support staff at our facility in Kerrville, Texas. We believe that this method is ideal for sales in today's fast-paced market environment. The sales process still requires personal contact between the salespeople and the prospective customers.

International Sales

We have appointed an international MTR who will represent us in selected countries. In addition we will evaluate other candidates in the future as business dictates. Agents will conduct sales by signing international customers to a Mooney contract and will be paid a commission for their success on a per aircraft basis, unless they decide to step in-between and buy the aircraft at list-price less the amount of their commission. We have made several sales in Europe that will give us access to an aircraft for demonstrations.

New Product Development Programs

Mooney's strategy for the M20 airframe is one of continually enhancing an industry-leading design. In 2004 Mooney introduced and began to deliver aircraft equipped with state of the art avionics utilizing the Garmin G1000 all glass integrated avionics system, thereby creating the new Ovation2 GX and Bravo GX models. We also introduced the Hartzell three blade propeller, the Amsafe inflatable seatbelt, and a redesigned all-leather interior. Other product developments for the M20 are in progress including a model with a turbo normalized engine, the Acclaim, that will supplant the Bravo.

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

However, we have liability for aircraft and parts manufactured after the Asset Purchase. If there are any lawsuits we will incur costs associated with the defense of such claims.

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

We have a substantial amount of debt and are in default of several of our debt agreements; a demand for payment by our lenders would likely result in insolvency.

The Company is highly leveraged. As of December 31, 2005, we had approximately $49.8 million of indebtedness and are in default of agreements covering approximately $5.9 million of indebtedness. To date, the lenders have not demanded payment. We are negotiating with them to cure the defaults; however, there can be no assurance that we will be able to reach an agreement with the lenders to cure the defaults. A demand for payment by our lenders would likely result in insolvency. Our high level of debt may make it more difficult or impossible to obtain additional financing for working capital, capital expenditures and other purposes. The Company may be more highly leveraged than its competitors thereby placing it at a competitive disadvantage. Our high degree of leverage makes us more vulnerable to a downturn in our business or the economy generally.

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

To date, we have incurred significant losses. At December 31, 2005, we had an accumulated stockholders' deficit of approximately $166,986,000. We have incurred net losses of $12,470,000 in 2004, and $13,553,000 in 2005. Losses prior to 2004 resulted principally from significant costs associated with the development of the Jetcruzer 500 and the acquisition of Mooney. We show a reduced loss in 2004 due to the cancellation of debt that was realized from the Amended Plan of Reorganization. This cancellation of debt amounted to ($1,033,000). We expect to incur further losses in the future due to significant costs associated with manufacturing our aircraft, maintaining the necessary regulatory approvals, and marketing and selling our aircraft. There can be no assurance that sales of our aircraft will generate sufficient revenues to fund our continuing operations, that we will generate positive cash flow from our operations, or that we will attain or thereafter sustain profitability in any future period. If we do not begin to generate profits, we may be forced to cease or curtail our operations.

We will need additional financing; failure to obtain financing could lead to a cessation or curtailment of our operations.

We have substantial liquidity needs in the operation of our business. Because substantially all of our assets are encumbered and some of our existing debt agreements contain restrictions against additional borrowing, the options available to us for additional financing may be limited. We will need to obtain additional financing to continue the production of new aircraft and spare parts and to develop the business in general. Failure to obtain such additional financing would have a material adverse effect on our business and prospects and could require that we severely limit or cease our operations. Additional financing may not be available on acceptable terms or at all.

At December 31, 2005, the Company had $19.5 million of Secured Debenture Notes ("Debenture Notes") outstanding. The Debenture Notes are due on the third anniversary of the date the Debenture Notes were issued which is either June 16, 2006 or November 7, 2007. The Debenture Notes accrue interest at 8% payable at maturity. Pursuant to the terms of the Company's Amended Plan of Reorganization approved by the U.S. Bankruptcy Court for the District of Delaware on December 14, 2004, the Debenture Notes were convertible into the Company's common stock. The conversion right expired on October 15, 2005. In addition, pursuant to the Amended Plan of Reorganization, our obligation to pay certain unsecured notes (consisting of principal and interest) that were outstanding on June 10, 2004 and the interest that had accrued on the Debenture Notes through June 10, 2004 was discharged.

On November 13, 2003, we closed a long-term loan with Business Loan Express (`BLX"). This loan is guaranteed by the U. S. Department of Agriculture Business and Industry loan program. This loan is for $5,000,000 to MAC and is secured by many of the assets of the Company, with all unpaid principal and interest due on November 1, 2028.

In 2004 we obtained a revolving loan secured by a purchase money security agreement from Alpha Capital Aktiengesellschaft, Bristol Investments Fund Ltd., Edward Turin, MM&CTW Foundation Inc., Renaissance Development Holdings International, Ltd., Taria Inc., and TRW Holdings Party Ltd. to Mooney Airplane Company Inc. as borrower in the amount of $6,250,000 to purchase parts and materials for manufacture of Mooney airplanes. The security agreement was amended to state, among other things, that the maximum amount of the loan shall not exceed seven million five hundred thousand dollars ($7,500,000). The balance of this loan as of December 31, 2005 was $6,250,000. The interest being accrued on this loan is at 8% per annum. This note is convertible into shares of the Company's common stock at $2.22 per share.

In 2004 we obtained additional financing in the amount of $3,100,000 referred to as "Airplane Notes" from the same parties as the revolving loan. These notes bear interest at 8% per annum and mature November 7, 2007. The balance of this loan as of December 31, 2005 was $3,100,000.

In 2004 we also obtained additional financing referred to as the Secured Promissory Notes in the principal amount of $9,000,000 of which $3,930,000 was still outstanding at December 31, 2005. These notes were funded by the same parties as listed for the revolving loan. These notes bear interest at 17.5% per annum and provided for a maturity date of November 7, 2006 callable on March 7, 2005. They were called on that date and the Company is now in default on the payment of this obligation. Negotiations between the Company and the lenders to cure the default are ongoing.

During 2004, we agreed to pay Libra Finance, S.A. a fee of $986,000 in connection with certain financing transactions. The fee is evidenced by a non-interest bearing promissory note which was due on February 7, 2005. This note is in default. The Company is in the process of renegotiating the terms of the note. Should this note not be refinanced, management has no other option to cure the default.

On March 8, 2005 we executed a promissory note in favor of Guarantee & Finance Inc. in the amount of $1,000,000. The note has a stated interest rate of 12% per annum that increased to 17% when we failed to repay the note on April 5, 2005. This note is in default. We are in the process of renegotiating the terms of the note. Should this note not be refinanced, management has no other option to cure the default.

During 2005, our stockholders loaned us $9,684,000. The terms of these loans are in the process of being determined. No interest has been recorded on these loans. Therefore, any interest payable will increase our net loss and our stockholders' deficit.

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

We face numerous competitors, many of whom have greater resources; competition may improve or develop competitive products.

Our aircraft compete with other aircraft that have comparable characteristics and capabilities. Many of our competitors, including Cirrus Design (Cirrus), Columbia Corporation (Columbia), Textron Lycoming (Cessna Aircraft Company), Raytheon Aircraft Company (Beechcraft) and New Piper Aircraft Corporation are substantially larger in size and have greater financial, technical, marketing, and other resources than we do. Certain of our actual and potential competitors have greater financial and other resources that may allow them to modify existing aircraft or develop alternative new aircraft that could compete with our aircraft. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sale and marketing of their products than are available to us. Future technological advances may result in competitive aircraft with improved characteristics and capabilities that could adversely affect our business. Our aircraft may also compete with used aircraft that become available in the resale market at prices sufficiently lower to offset deficits in performance, if any, as compared to our aircraft.

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

The results of our operations will depend in large part on the skills and efforts of our executive team and our skilled factory workers. Our future success will depend to a significant extent on our ability to hire certain other key employees and additional skilled factory workers on a timely basis. Competition for highly skilled business, product development, technical and other personnel is intense, and there can be no assurance that we will be successful in recruiting new personnel or in retaining our existing personnel. We will experience increased costs in order to retain and attract skilled employees. Our failure to attract additional qualified employees on a timely basis or to retain the services of key personnel would have a material adverse effect on our operating results and financial condition.

Planned growth may be limited by constraints on human and financial resources.

We significantly expanded our operations in 2005 which placed a significant strain on our limited personnel, financial and other resources. We continue to develop the manufacturing capabilities of our Mooney subsidiary and to manufacture Mooney aircraft. Our efforts to conduct manufacturing activities may not be successful, and we may not be able to satisfy commercial scale production requirements on a timely and cost-effective basis We may not be able to find qualified personnel or be able to manage this larger organization successfully. We may also seek to acquire additional aircraft product lines that will place additional demands on our limited resources.

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

Future sales of common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), or otherwise, could have an adverse effect on the price of our securities. As of December 31, 2005, Mooney had 10,631,071 outstanding shares of Common Stock, plus loans issued under various agreements convertible into shares of common stock. Sales of common stock, or the possibility of such sales, in the public market may adversely affect the market price of the securities offered hereby.

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

Employees

As of December 31, 2005, we had 378 full time and 6 part time employees.

Item 2. Facilities

We are currently leasing a 353,634 square feet building complex located in Kerrville, Texas at a monthly rent of $1,434 with set increases every 10 years. The lease commenced on March 1, 2004 and expires on September 2033. We leased an additional 34,400 square feet in 2005 for an additional monthly rental of $2,265. This rent remains level with the same expiration date as the main facility lease.

Item 3.  Legal Proceedings


All legal proceedings that arose prior to June 10, 2004 were discharged in bankruptcy.

Bankruptcy Proceedings

On June 10, 2004 the Company filed a voluntary petition in the United States Bankruptcy Court pursuant to Chapter 11 of Title 11 of the U. S. Code. On December 14, 2004 the U. S. Bankruptcy Court for the District of Delaware confirmed the Company's Amended Plan of Reorganization, which has been fully executed by the Company. A hearing on a final decree to close the bankruptcy case was heard by the Court on May 5, 2005. The Company received a full discharge at that time. The Amended Plan of Reorganization provided that the holders of all allowed unsecured claims against the Company are entitled to their pro-rata share of stock representing 46% of the Company.

All senior debentures continued to be secured by the stock of the Company's MAC subsidiary, after the stock transferred to the unsecured creditors, and the senior debenture holders also continued to be secured by MAC's assets. Similarly, the holder of the Factor indebtedness continued to be secured by MAC's aircraft and aircraft parts, and BLX continued to be secured by substantially all of MAC's other assets. All preferred shareholders received their pro-rata share of 2% of the stock of the Company, and all common shareholders received their pro-rata share of 2% of the stock of the Company. All allowed administrative expenses were paid in cash in full.

The Amended Plan of Reorganization was implemented by changing the capital structure to allow the Company to issue 9,800,000 new shares of common stock on confirmation. The Company's shares were subject to a reverse split so as to leave 200,000 shares for the common shareholders. On the effective date of the plan, December 15, 2004, there were a total of 10,000,000 issued shares. Of the newly issued shares, 5,000,000 were issued to the Allen Group in exchange for its transferring all of the shares of MAC to the Company, thereby giving Allen 50% of the shares of the Company. Furthermore, the Company is authorized to issue a total of 50 million shares. MAC's secured creditors previously had the right to convert debt of approximately $30,000,000 to 13,500,000 in additionally newly issued Company shares. This right expired in 2005 with respect to the secured debentures. The remaining convertible notes are collectively convertible into 4,211,712 shares of the Company's common stock.

All newly issued or newly issuable shares of the Company are free trading under Rule 3a (9), except that none could be traded until March 15, 2005 and then only 10% of the holder's shares could be traded each month thereafter. This restriction has now expired. The Company realized $1,033,000 of extraordinary gain from debt forgiveness in 2004 as a result of the discharge in bankruptcy of some of its debts.

On December 15, 2004 American Stock Transfer and Trust Co. issued about 10 million shares of new common stock to our creditors as required by the Amended Plan of Reorganization. As part of the Amended Plan of Reorganization existing shareholders were entitled to and were issued new shares of Mooney Aerospace Group, Ltd. ("MNYG") common stock based on a reverse stock split of 3,223 old MNYG shares for one share of new common stock , 200,000 shares were issued to the existing shareholders of record as of December 15, 2004. An additional 200,000 shares were issued to the preferred stockholders of record as of December 15, 2004. 4,975,000 shares were issued to Allen Holding & Finance Company Ltd., and about 4,600,000 shares were issued to the unsecured general creditors.

Transfer of MAC shares to and from Allen Holdings & Finance, Ltd.

On June 1, 2004 the Company announced that it had transferred all of the stock of MAC to Allen Holdings & Finance Ltd. All of these shares were transferred back to the Company on December 15, 2004 as provided for in the Amended Plan of Reorganization.

Legal Matters

The company has the following legal matters pending.

A lawsuit is pending in the Court of Common Pleas of Trumbull County, Ohio; Milisa K. Rizer, MD, Admin. of the Estate of Franklin M. Rizer, MD, Plaintiff,
v. Mooney Airplane Company Inc., et al., involving a claim for wrongful death for a fatal injury to an owner -operator from an aircraft accident on March 20, 2003. The case is early in the discovery process and the likelihood of an adverse judgment in excess of available insurance is remote.

A lawsuit is pending in the Circuit Court of Clinton County, Michigan; Chad Collins and Colleen Denise Collins, Plaintiffs, v. Mooney Aircraft Corporation, Mooney Airplane Company, Inc., et al., involving a breach of warranty and bodily injury claim for an aircraft purchased in 2001, prior to the Mooney Airplane Company Inc. asset purchase. The likelihood of an adverse judgment is remote.

Two consolidated lawsuits are pending in the Civil District court of the Parish of New Orleans, LA.; Lester A. Bautista, et al., Plaintiffs, V. Mooney Airplane Company, Inc. The case involves an aircraft purchased in 1992, prior to Mooney Airplane Company, Inc.'s asset purchase. The likelihood of an adverse judgment is remote.

Two lawsuits are pending (i) in the U.S. District Court of the Southern District of New York; Alfreda Smith Ovesen, Personal representative of Svend A. Ovesen and Crucian International, Inc. v. Mitsubishi Heavy Industry Ltd. Et al., and
(ii) Alfreda Smith Ovesen, Personal representative of Svend A. Ovesen and Crucian International, Inc. v. Mitsubishi Heavy Industry Ltd. involving an MU-2 purchased in 1972. The likelihood of an adverse judgment is remote.

A lawsuit entitled Advance Aerodynamics & Structures, Inc. et al., v. AVAQ Group, Inc. and Paul S. Dopp was filed in the Western District of Texas, San Antonio Division. The action alleges affirmative claims for declaratory relief made by the company and two of its present or former officers against defendants for alleged claims arising out of the acquisition of the assets of Mooney Aircraft Corporation. Judgment was rendered denying all claims. Paul Dopp subsequently filed pleadings in the Mooney Aircraft Corporation chapter 7 bankruptcy case in San Antonio. The bankruptcy court denied the claims; however, in a letter dated August 26, 2004, the court referred the allegations of Paul S. Dopp to the appropriate governmental agencies for investigation. There has been no response by the governmental agencies and the claims have not further materially changed.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for the Company's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Since December 15, 2004, our common stock has been traded on the NASD Electronic Bulletin Board under the symbol "MNYG". Prior to December 15, 2004, our common stock was traded on the NASD Electronic Bulletin Board under the symbol "MNYG". The following table sets forth the range of high and low bid quotations for each of the prior two fiscal years. Bid quotations for 2004 have been adjusted to reflect the 3,223 to 1 reverse stock split on December 4, 2004. The quotations represent inter-dealer quotations without adjustment for retail mark-ups, markdowns or commissions and may not represent actual transactions.

                                     High              Low

1st Quarter 2004                    $0.0220          $0.0131
2nd Quarter 2004                    $0.0048          $0.0006
3rd Quarter 2004                    $0.0090          $0.0006
4th Quarter 2004                    $0.0000          $0.0000
1st Quarter 2005                    $2.20            $1.75
2nd Quarter 2005                    $2.16            $1.00
3rd Quarter 2005                    $1.40            $0.80
4th Quarter 2005                    $0.95            $0.52

As of December 31, 2005, there were 258 shareholders of record of our common stock. This does not include shares held in street names.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

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

MACorp was one of the world's leading suppliers of high performance single engine general aviation aircraft primarily serving business and owner-flown markets. MACorp produced over 11,000 aircraft since its founding in 1947, and presently has over 7,000 aircraft in operation in the US alone. We acquired substantially all of MACorp's assets and have returned to full production of the Mooney aircraft line. MACorp's assets are held by our wholly owned subsidiary, Mooney Airplane Company ("MAC"). On July 23, 2002, we changed our name to Mooney Aerospace Group, Ltd.

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

During 2006 we intend to focus our efforts on the following:

         Streamlining our capital structure and strengthening our balance sheet

         Enhancement and aggressive implementation of our marketing program

         Reduction of costs to increase profit margins

         Product development

In 2002 MAC announced that we had received a Federal Aviation Administration
(FAA) production certificate for the Ovation2 (Mooney M20R) and the Bravo2 (Mooney M20M).

During 2002 we also announced that MAC had received FAA certification as a repair station. The repair station is co-located with the MAC production facility in Kerrville, Texas. This enhances our support to Mooney owners and provides us with additional business opportunities.

In December 2004 we were granted the use of the certification of the Garmin G1000 for both the Ovation2 GX and Bravo GX models.

We generated $42,083,000 in operating revenues for the year ended December 31, 2005 from the sale of aircraft and spare parts, and incurred a net loss during the same period of $13,553,000. We believe we will continue to experience losses until such time as we attain a commercial scale for the production and sale of our aircraft. No assurance can be made that we will be able to attain the necessary scale in the foreseeable future that will allow us to generate revenue and profits sufficient to maintain its operations without other sources of financing. We have retained the law firm Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. and the financial advisory firm Altman and Company LLC to assist us in evaluating our capital structure and strengthening our balance sheet.

Liquidity and Capital Resources

At December 31, 2005, we had negative working capital of $34,380,000 and a stockholders' deficiency of $35, 950,000. Since our inception in January 1990, we have experienced continuing negative cash flow from operations, which has resulted in our inability to pay certain existing liabilities in a timely manner. We have financed our operations through private funding of equity and debt and through the proceeds generated from our December 1996 initial public offering.

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

Our management team has developed a financial plan to address our working capital requirements. Since early 2001, this has included stockholder loans and the issuance of debentures and notes payable. At December 31, 2005, the Company had $19.5 million of Secured Debenture Notes ("Debenture Notes") outstanding. The Debenture Notes are due on the third anniversary of the date the Debenture Notes were issued which is either June 16, 2006 or November 7, 2007. The Debenture Notes accrue interest at 8% payable at maturity. Pursuant to the terms of the Company's Amended Plan of Reorganization approved by the U.S. Bankruptcy Court for the District of Delaware on December 14, 2004, the Debenture Notes were convertible into the Company's common stock. The conversion right expired on October 15, 2005. In addition, pursuant to the Amended Plan of Reorganization, our obligation to pay certain unsecured notes (consisting of principal and interest) that were outstanding on June 10, 2004 and the interest that had accrued on the Debenture Notes through June 10, 2004 was discharged.

On November 13, 2003, we closed a long-term loan with Business Loan Express (`BLX"). This loan is guaranteed by the U. S. Department of Agriculture Business and Industry loan program. This loan is for $5,000,000 to MAC and is secured by many of the assets of the Company, with all unpaid principal and interest due on November 1, 2028.

In 2004 we obtained a revolving loan secured by a purchase money security agreement from Alpha Capital Aktiengesellschaft, Bristol Investments Fund Ltd., Edward Turin, MM&CTW Foundation Inc., Renaissance Development Holdings International, Ltd., Taria Inc., and

TRW Holdings Party Ltd. to Mooney Airplane Company Inc. as borrower in the amount of $6,250,000 to purchase parts and materials for manufacture of Mooney airplanes. The security agreement was amended to state, among other things, that the maximum amount of the loan shall not exceed seven million five hundred thousand dollars ($7,500,000). The balance of this loan as of December 31, 2005 was $6,250,000. The interest being accrued on this loan is at 8% per annum. This note is convertible into shares of the Company's common stock at $2.22 per share.

In 2004 we obtained additional financing in the amount of $3,100,000 referred to as "Airplane Notes" from the same parties as the revolving loan. These notes bear interest at 8% per annum and mature November 7, 2007. The balance of this loan as of December 31, 2005 was $3,100,000.

In 2004 we also obtained additional financing referred to as the Secured Promissory Notes in the principal amount of $9,000,000 of which $3,930,000 was still outstanding at December 31, 2005. These notes were funded by the same parties as listed for the revolving loan. These notes bear interest at 17.5% per annum and provided for a maturity date of November 7, 2006 callable on March 7, 2005. They were called on that date and the Company is now in default on the payment of this obligation. Negotiations between the Company and the lenders to cure the default are ongoing.

During 2004, we agreed to pay Libra Finance, S.A. a fee of $986,000 in connection with certain financing transactions. The fee is evidenced by a non-interest bearing promissory note which was due on February 7, 2005. This note is in default. The Company is in the process of renegotiating the terms of the note. Should this note not be refinanced, management has no other option to cure the default.

On March 8, 2005 we executed a promissory note in favor of Guarantee & Finance Inc. in the amount of $1,000,000 due and payable on April 5, 2005. The stated interest rate on the note is 12% but increased to 17% when we failed to repay the note. This note is in default. The Company is in the process of renegotiating the terms of the note. Should this note not be refinanced, management has no other option to cure the default.

During 2005, our stockholders loaned us $9,684,000. The terms of these loans are in the process of being determined. No interest has been recorded on these loans. Therefore, any interest payable will increase our net loss and our stockholders' deficit.

Our current cash balance, along with amounts available to us under the revolving loan, will not be sufficient to meet our operating needs for the next 12 months. We believe additional financing may be obtained either through additional stock issuances or debt financing provided by certain private parties.

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

Inventory Obsolescence -. We provide a general inventory excess and obsolescence reserve for any portion of any inventory item valued at cost that has not been used for three years. This allowance has been reducing over time as sales volumes have been increasing and we anticipate that trend to continue. However, the significant model change occasioned by the introduction of the Garmin G1000 equipped GX at the end of 2004 together with the reality that none of the previous traditionally equipped DX models were ordered in 2005 resulted in management's decision to specifically reserve for DX equipment on hand. As of January 2006, DX models will only be produced on a special order basis and not offered as a general option. During the quarter ended June 30, 2005, the Company recorded a specific reserve of $250,000 representing 9.5% of the cost of DX equipment on hand. There are no other costs associated with the discontinuance of the DX model production.

Valuation of Inventory - Inventory consists of raw materials, work in process and finished goods and is stated at the lower of cost or market.

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements see our December 31, 2005 consolidated financial statements contained elsewhere is this Form 10-KSB.

Results of Operations

Year ended December 31, 2005 vs. December 31, 2004

Net sales for the year ended December 31, 2005, increased by $22,769,000 or 118%, from $19,314,000 for the year ended December 31, 2004, compared to $42,083,000 for the same period in 2005. During the year ended December 31, 2005, we sold 85 airplanes as compared to the sale of 36 airplanes for the year ended December 31, 2004.

Cost of sales for the year ended December 31, 2005 increased by $21,561,000 or 123%, from $17,553,000 for the year ended December 31, 2004, compared to $39,114,000 for the year ended December 31, 2005. The increase in cost of sales is related to the increase in aircraft sales, increased sale of used airplanes, increased sales in service parts and the service center. We have the capacity to produce more airplanes than have been produced in the past thereby reducing the fixed manufacturing cost associated with each airplane produced. As we increase our production of airplanes we expect our gross margin to improve.

Research and development costs for the year ended December 31, 2005 increased by $482,000 or 64%, from $748,000 for the year ended December 31, 2004, compared to $1,230,000 for the year ended December 31, 2005. The significant increase is due to the change in avionics with the introduction of the G1000 glass panel. Additional projects were the air bag restraint system, changes in propellers, expanded fuel tank and recasting of the control wheel.

Selling and support expenses for the year ended December 31, 2005 increased by $490,000, or 11%, from $4,430,000 for the year ended December 31, 2004, compared to $4,920,000 for the year ended December 31, 2005. The increase is related to an increase of marketing and sales personnel, increased advertising, MTR commissions, flight training and the increase in aircraft sales.

General and administrative expenses for the year ended December 31, 2005 increased by $1,865,000 or 41%, from $4,538,000 for the year ended December 31, 2004, compared to $6,403,000 for the year ended December 31, 2005. The increase is due to an increase in employee compensation, consultant fees expense, bankruptcy settlement cost and financing cost.

Other income (expense) for the year ended December 31, 2005 changed by $210,000 from $-0- for the year ended December 31, 2004, compared to $210,000 for the year ended December 31, 2005. The change from 2004 to 2005 primarily relates to one-time expenses related to recommencement of investor relations activities and changes in the structure of the Company's board of directors.

Amortization of debt issue costs and discounts for the year ended December 31, 2005 increased by $5,000 or from $-0- for the year ended December 31, 2004, compared to $5,000 for the year ended December 31, 2005. There are no remaining debt discounts to amortize.

Interest expense for the year ended December 31, 2005, increased by $1,638,000, or 80%, from $2,044,000 for the year ended December 31, 2004, compared to $3,682,000 for the year ended December 31, 2005. Under the terms of the Amended Plan of Reorganization approved by the U.S. Bankruptcy Court for the District of Delaware on December 14, 2004, interest on the Company's secured and unsecured notes was discharged as of June 10, 2004. Consequently, 2005 included a full year of interest expense on the Company's and unsecured notes compared to 2004.

Cash used in operating activities for the year ended December 31, 2005, decreased by $9,339,000 as compared to the same period in 2004, due principally to decreases in accounts receivable and inventory partially offset by an increase in accounts payable versus an increase in inventory in the amount of $6,390,000 in 2004.

Mooney Airplane Company is the Company's only operating entity and the changes in operating assets and liabilities are mainly related to the operations of that business, including changes in inventory, property and equipment and accounts payable.

Cash used in investing activities for the year ended December 31, 2005, increased by $709,000 as compared to the same period in 2004. This was primarily for premises improvements of MAC.

Cash provided by financing activities for the year ended December 31, 2005, decreased by $6,936,000 as compared to the same period in 2004. During the 2005 period, the Company borrowed through short term debt to fund working capital requirements of MAC.

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

During the fiscal year ended December 31, 2004 through September 15, 2004 , (i) there were no disagreements between the Company and Stonefield on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Stonefield would have caused Stonefield to make reference to the matter in its reports on the Company's financial statements, and (ii) Stonefield's report on the Company's financial statements did not contain any other adverse opinion, disclaimer of opinion, or modification or qualification of opinion except that Stonefield's opinion in its report on the Company's financial statements for the year ended December 31, 2003 expressed substantial doubt with respect to the Company's ability to continue as a going concern as a result of incurred net losses and negative cash flows from operations since its inception, working capital deficit and stockholders' deficit. During the fiscal year ended December 31, 2004 through September 15, 2004, there were no reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-B.

During the fiscal year ended December 31, 2004 the Company has not consulted with B&P regarding either:

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

Item 8 a. Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of its management, including the principal executive officer and principal financial officer. Based on this evaluation, the Company has concluded that the design and operation of our disclosure controls and procedures are not effective. This determination was made due to the following factors:

      o     the number of employees of the Company has increased from 168 at the start of the 2003 fiscal year to 378 at the end of 2005, and
      o     the executive management of the Company was replaced during 2004.

It is therefore the belief of the management of the Company that the internal controls needed to be reevaluated and updated to meets its current needs. However, there is no evidence that any material misstatements were made by the Company due to the need to update its internal controls. The specific weakness found involved the segregation of duties within the Company's finance department. Accordingly, the Company began reorganizing the functions of the finance department during 2005 and will continue this process during 2006. In addition, the Company plans on retaining outside consultants with expertise in internal controls to assist with the update and implementation of control procedures. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 8 b. Other Matters Subject to Disclosure

None.

Item 9: Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers and Significant Employees

Our current directors, executive officers and significant employees are as follows:


           Name                 Age                      Positions Held
Steve Karol                     51      Chairman of the Board of Directors
Gretchen L. Jahn                54      President, Chief Executive Officer and Director
Dr. Herbert Cordt               59      Director
Solomon Mayer                   51      Director
David Schlaff                   27      Director
Sam Rothman                     51      Director
Tom Gray                        56      Director
James Wilcox                    57      Director
Barry Hodkin                    51      Chief Financial Officer, Secretary and Treasurer
David Copeland (1)              44      Vice President Sales and Marketing
Alan Nitchman (1)               63      Vice President Customer Support

(1) Messrs. Copeland and Nitchman are included herein because they are considered to be significant employees.

Directors serve until the next annual meeting or until their successors are elected or appointed. All officers are appointed by and serve at the discretion of the board of directors, although Ms. Jahn has entered into an employment agreement. See "Management Employment Agreements." There are no family relationships between any of our directors and executive officers.

Steven E. Karol
Mr. Karol was elected to the Board of Directors in July 2005 and was elected Chairman of the Board of Directors in January 2006. Mr. Karol is the Managing Partner of Watermill Group which is comprised of Watermill Advisors and Watermill Ventures, providers of investment capital and strategic and other advisory services. In addition, Mr. Karol is the Chairman of the Board and Chief Executive Officer of HMK Enterprises, Inc., a privately-held investment company. He is a member of the Board of Directors of Inter-Tel Inc. (INTC) and StockerYale, Inc. (STKR). Mr. Karol received a B.S. in social psychology from Tufts University in 1976 and completed the President's Program on Leadership at Harvard University's Graduate School of Business Administration in 1997.

Gretchen L. Jahn
Ms. Jahn has been Chief Executive Officer of Mooney Aerospace Group, Ltd. and a Director since July 2005. From October 2004 to the present, Ms. Jahn has been the Chief Executive Officer of Mooney Airplane Company, Inc., a wholly owned subsidiary of the Company. From October 2003 to October 2004, Ms. Jahn served as the President and as a member of the Board of Directors of Knotridge Corporation. In August 1995, Ms. Jahn founded Aegis Analytical Corporation, and from August 1995 to October 2003, Ms. Jahn served as the President, Executive Vice President and Chief Executive Officer and from August 1995 to March 2004, she served as a member of the Board of Directors. Ms. Jahn serves on the Board of Directors of the Air Race Classic, Inc. Ms. Jahn received a B.A. in psychology (cum laude) from Lawrence University in 1973. Ms. Jahn received a M.A. in experimental psychology from the University of Colorado in 1975.

Dr. Herbert Cordt
Dr. Cordt was elected to the Board of Directors on July 28, 2005. From January 2002 to July 2005, Dr. Cordt served as a Chairman of Mobiltel EAD, a Bulgarian company. From September 1992 to the present, Dr. Cordt has been the Managing Partner of Cordt & Partner GmbH. Dr. Cordt received a LLD. from the University of Vienna in 1970 and a MSFS from Georgetown University in 1974.

Solomon Mayer
Mr. Mayer is a member of the board and audit committee. For more than five years prior to joining the board, Mr. Mayer acted as an independent investment manager and entrepreneur. His professional focus is in marketing. He was appointed to the board in April 2002.

David Schlaff
Mr. Schlaff was elected to the Board of Directors on July 28, 2005. From 2004 to present, Mr. Schlaff has been employed by LH Financial Services Corp. as a Financial Advisor. From 2002 to 2004, Mr. Schlaff was employed as a Junior Analyst with Forstmann-Leff Associates Inc. Mr. Schlaff received his B.A. in business administration from the Interdisiplinary Center Herziliya in 2001.

Sam Rothman
Mr. Rothman was appointed to the board in December 2001. He was elected Chairman of the Board on August 19, 2002. Mr. Rothman has been self-employed in real estate and security investments during the past five years.

Tom Gray
Mr. Gray was elected to the Board of Directors on July 28, 2005. From February 2004 to present, Mr. Gray has served as the Managing Director of Mooney Airplane Company, Inc., a wholly owned subsidiary of the Company. From 2001 to the present, Mr. Gray has served as the President of Telecom Expert Group. From July 2000 to the present, Mr. Gray has served as the President of Thomas H. Gray Inc. From August 2000 to April 2001, Mr. Gray served as President of the Business Unit of FLAG Telecom Ltd. From February 2000 to July 2000, Mr. Gray served as the Chief Executive Officer of iTravelPartners and approximately one year subsequent to his departure iTravelPartners filed Articles of Dissolution with the State of Florida whereby the company sold its assets and dissolved. Mr. Gray has a consulting contract with the company that is effective from January 1, 2005 to December 31, 2006 Mr. Gray received his B.A. and his M.A. in History from Loyola University of Chicago in 1969 and 1975 respectively. Mr. Gray received his MBA from the Keller Graduate School of Management in 1985.

James Wilcox
Mr. Wilcox was elected to the Board of Directors on March 7, 2006. Mr. Wilcox is the founder and Principal of Pivotal Strategies, Inc., a firm providing interim executive management services to smaller and middle market businesses during periods of corporate transition. Since 2004, he has also served as an Executive-in-Residence at Watermill Ventures and is a member of its Investment Committee. Prior to establishing Pivotal Strategies, Mr. Wilcox held a number of executive management positions. From 1998 to 1999 he served as CFO of Key Components, Inc., a holding company for a number of industrial manufacturers. From 1992 to 1998 he was with Systems Engineering and Manufacturing Corp., a manufacturer of custom engineered electroplating equipment and waste treatment systems, where he held a number of executive positions including Chief Financial Officer, Chief Operating Officer and Chief Executive Officer. Mr. Wilcox received his B.A. in Economics from Ursinus College, his M.S. in Accounting from Northeastern University and he is also a CPA.

Barry Hodkin
From March 2005 to the present, Mr. Hodkin has been the Chief Financial Officer of Mooney Airplane Company, Inc., a wholly owned subsidiary of the Company. From March 2004 to March 2005, Mr. Hodkin served as the Chief Operating Officer of Mooney Airplane Company, Inc. From October 2002 to March 2004, Mr. Hodkin was the President and Chief Financial Officer of Strojkov Engineering. From March 2001 to October 2002, Mr. Hodkin was the Executive Vice President and Chief Financial Officer of Superstav, a construction equipment manufacturer. From February 2000 to March 2001, Mr. Hodkin was the Managing Director and General Manager of Fermec International, a construction equipment manufacturer. Mr. Hodkin received a B.A. (with honors) in accounting and financial control from Lancaster University, Lancaster, England in 1977.

David Copeland
From May 2004 to the present, Mr. Copeland has been Vice President Sales and Marketing of Mooney Airplane Company, Inc., a wholly owned subsidiary of the Company. From 2000 to 2004, Mr. Copeland was Vice President, Worldwide Sales and Marketing of Raytheon Aircraft Company.

Alan Nitchman
Mr. Nitchman has been Vice President Customer Support for Mooney Airplane Company, Inc., a wholly owned subsidiary of the Company since January 2005. From 1997 to 2005, Mr. Nitchman was Executive Vice President and Chief Operating Officer of Elliot Aviation, Inc., a provider of corporate aviation support services for the light to medium turbo-prop and jet aviation markets.

Board Committees


Audit Committee

The Company has an Audit Committee consisting of Messrs. Wilcox (Chairman), Karol and Mayer. Mr. Wilcox is a "financial expert" as defined by SEC rules.

Governance Committee
The Company's Governance committee is comprised of Messrs. Cordt (Chairman), Gray and Mayer.

Finance Committee
The Company's Finance Committee is comprised of Messrs. Karol (Chairman), Cordt, Schlaff and Rothman.

Compensation Committee
The Company's Compensation Committee is comprised of Messrs. Karol (Chairman), Mayer and Schlaff.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2005, there was compliance with all
Section 16(a) filing requirements applicable to our officers, directors and other with greater than 10% beneficial owners.

Item 10: Executive Compensation

The following table sets forth information the remuneration of our chief executive officer, our most highly compensated executive officers and significant employees who earned in excess of $100,000 per annum during any part of our last three fiscal years:

                           SUMMARY COMPENSATION TABLE


                                                Annual Compensation                    Long Term Compensation
                                                                                    Awards                Payouts
                                                                Other                      Securities
         Name and                                              Annual      Restricted      Underlying      LTIP         All Other
         Principal                      Salary      Bonus   Compensation     Stock       Options/SAR'S    Payouts      Compensation
       Position (1)           Year       ($)         ($)           ($)      Award($)              (#)       ($)             ($)
       ------------           ----     -------     -------- ------------------------    ---------------------------------------
Gretchen L Jahn,              2005     $200,000    $ 33,000          --         --              --            --       $    867 (3)
    President and CEO         2004     $ 37,692    $    -0-          --         --              --            --       $ 10,700 (3)
                              2003           --          --          --         --              --            --             --

Barry Hodkin,                 2005     $125,000    $ 50,000          --         --              --            --             --
    Chief Financial Officer   2004     $134,686    $    -0-          --         --              --            --       $ 17,126 (3)
                              2003           --          --          --         --              --            --             --

David Copeland,               2005     $175,000    $295,250          --         --              --            --             --
    Vice President Sales      2004     $113,077    $105,500          --         --              --            --             --
      and Marketing           2003           --          --          --         --              --            --             --

Alan Nitchman,                2005     $122,596    $ 50,000          --         --              --            --             --
    Vice President            2004           --          --          --         --              --            --             --
      Customer Support        2003           --          --          --         --              --            --             --

J. Nelson Happy,              2005     $136,807          --          --         --              --            --       $464,000 (4)
    Former President &        2004     $207,693          --     $29,489         --              --            --             --
       Chief Financial        2003     $200,000          --          --         --              --            --             --
       Officer(2)

(1) Messrs. Copeland and Nitchman are not deemed to be executive officers of the Company but have been included herein as significant employees.
(2) Mr. Happy resigned effective July 24, 2005.
(3) Amount represents relocation and temporary living expenses incurred by employee and reimbursed by the Company pursuant to the terms of the employee's employment agreement.
(4) Represents amounts payable to Mr. Happy at the time of his separation from the Company pursuant to the terms of his separation agreement.

                       Options/SAR Grants Last Fiscal Year


                                      NONE


                                Individual Grants


                                      NONE


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values


                                      NONE

Compensation of Directors

The Company's formal Board of Director Compensation Plan provides for an annual Director fee, annual Committee member and chair fees and Board and Committee meeting fees. The annual Board member compensation is $20,000 per annum, an additional $7,500 for the chairman, Committee member fees of $4,000 to $6,000 and meeting fees of $1,000 per meeting. Mr. Wilcox is paid $10,000 per month and $1,000 for each meeting attended. The fees paid to Mr. Wilcox are in lieu of the fees set forth in the Board of Director Compensation Plan. Reasonable and ordinary expenses incurred are reimbursable to the members. Messrs. Schlaff and Gray and Ms. Jahn are not compensated for their services as directors.

Management Employment Contracts

The Company has entered into employment agreements with Ms. Jahn and Messrs. Hodkin, Copeland and Nitchman. In general, the terms of the employment agreements provide for the payment of a base salary an annual bonus and future potential equity awards tied to the achievement of profitability as reflected in the Company's business plan.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our common stock beneficially owned on March 31, 2006 by (i) each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of our Common Stock, (ii) each Director and (iii) all executive officers and directors as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

                                                       Number of         Percentage of
             Name and Address                            Common           Beneficial
            Of Beneficial Owner                          Shares            Ownership
            -------------------                          ------            ---------
Allen Holdings & Finance Ltd.                          4,925,000            33.180%
Alpha Capital AG                                       3,057,616 (1)        22.740%
Esquire Trade & Finance Inc.                             471,263             3.180%
Guaranty & Finance Corporation                           319,798             2.150%
Libra Finance S.A.                                       104,780             0.710%
Renaissance Development Holdings                         917,456 (2)         6.820%
TRW Holdings PTY. Limited                                362,858 (3)         2.700%
Tusk Investments                                         828,182             5.580%
All directors and officers as a group (4 persons)         22,215             0.003%

      (1) Includes 2,089,554 shares of common stock issuable upon conversion of secured promissory notes.

      (2) Includes 367,874 shares of common stock issuable upon conversion of secured promissory notes.

      (3) Includes 179,028 shares of common stock issuable upon conversion of secured promissory notes.

Except as otherwise indicated, the address of each principal stockholder is c/o Mooney Aerospace Group, Ltd. at 165 Al Mooney Road North, Kerrville, TX 78028. We believe that all persons named have sole voting power, subject to community property laws where applicable.


All beneficial owners showing a percentage ownership of 9.99% are restricted by a stipulated ownership restriction. Their investment if totally converted would exceed this restriction.


Item 12. Certain Relationships and Related Party Transactions.

Tom Gray, a director and former Managing Director of MAC, through Thomas H. Gray Inc., dba Telecom Expert Group ("TEG") provides various business and information technology consulting services to the Company. During 2005 and 2004, MAC incurred fees of $195,712 and $654,920 to TEG for consulting services.

During 2005, the Company borrowed $9,684,000 from one of its stockholders, Alpha Capital AG. The terms of the loan including interest rate and maturity date are in the process of being determined. No interest has been recorded on the loan. Any interest payable on the loan will increase our net loss and our stockholders' deficiency.

During 2005, Gretchen Jahn, the Company's President and Chief Executive Officer, purchased an Ovation 2 GX from the Company at full list price. The Company subsequently leased the airplane from Ms. Jahn upon normal commercial terms. Under the terms of the lease, the Company is responsible for insurance and maintenance.

                                     PART IV

Item 13:  Exhibits List

(a) The following exhibits are submitted herewith:

The following exhibits are filed or incorporated by reference as part of this Registration Statement.

       Exhibit    Description
       No.
  (1)      2.1    Agreement of Merger dated July 16, 1996 between Advanced Aerodynamics and Structures, Inc., California
                  Corporation, and Advanced Aerodynamics & Structures, Inc., a Delaware corporation
 (15)      2.2    Order of the U.S. Bankruptcy Court dated March 18, 2002 re Mooney Aircraft Corporation
 (15)      2.3    Asset Purchase Agreement by and between the Company and Mooney Aircraft Corporation dated March 18, 2002
 (15)      2.4    First Amendment to Asset Purchase Agreement by and between the Company and Mooney Aircraft Corporation dated
                  March 19, 2002
  (1)      3.1    Certificate of Incorporation
           3.2    Bylaws as amended on August 19, 2002
  (1)      3.3    Amended and Restated Certificate of Incorporation
 (10)      3.4    Amendment to the Certificate of Incorporation
 (19)      3.5    Amendment to the Certificate of Incorporation
  (7)      3.6    Certificate of Designation (8) 3.7 Amendment to Certificate of Designation
 (15)      3.8    Certificate of Incorporation for Mooney Airplane Company, Inc. (a wholly-owned subsidiary)
 (15)      3.9    Certificate of Amendment of Certificate of Incorporation for Mooney Airplane Company, Inc. (a wholly-owned subsidiary)
 (19)     3.10    Bylaws as amended on July 22, 2002 for Mooney Airplane Company, Inc. (a wholly-owned subsidiary)
  (1)      4.1    Specimen Certificate of Class A Common Stock
  (1)      4.2    Warrant Agreement (including form of Class A and Class B Warrant Certificates)
  (1)      4.3    Form of Underwriter's Unit Purchase Option
  (6)      4.5    Form of March 2000 Common Stock Purchase Warrant to be issued to the Series A Preferred Stock Subscribers and Placement Agents
  (6)      4.6    Form of Special Common Stock Purchase Warrant to be issued to the Series A Preferred Placement Agent
  (6)      4.7    Form of Funds Escrow Agreement related to the March 2000 Subscription Agreement
  (7)      4.8    Private Equity Line of Credit Agreement, dated August 15, 2000, between the Company and certain Investors
  (7)      4.9    Registration Rights Agreement between the Company and the investors participating in the Private Equity
                  Line of Credit Agreement
  (7)     4.10    Form of Warrant issued in connection with Private Equity Line of Credit Agreement
  (8)     4.11    Waiver Agreement between the Registrant and the Series A Preferred Stock Subscribers
  (8)     4.12    Form of March 27, 2001, Subscription Agreement between the Registrant and the 5% Secured Convertible Note
                  Subscribers
  (8)     4.13    Form of March 27, 2001, Secured Convertible Note between the Registrant and the 5% Secured Convertible Note
                  Subscribers
  (8)     4.14    Form of March 27, 2001, Common Stock Purchase Warrant to be issued to the 5% Secured Convertible Note Subscribers
  (8)     4.15    Form of March 27, 2001, Collateral Agent Agreement between the Collateral Agent and the 5% Secured Convertible
                  Note Subscribers
  (8)     4.16    Form of March 27, 2001, Security Agreement between the Registrant and the Collateral Agent
 (11)     4.18    Form of June 27, 2001, Subscription Agreement ("SA") and Form of Note (Exhibit A to the SA) and Form of Warrant
                  (Exhibit D to the SA)
  (9)     4.19    Form of October 26, 2001 Subscription Agreement ("SA") and Form of Secured Note (Exhibit A to the SA) and Form
                  of Warrant (Exhibit D to the SA)
  (9)     4.20    Form of October 26, 2001 Security Agreement
  (9)     4.21    Form of October 26, 2001 Lockup Agreement
  (9)     4.22    Form of October 26, 2001 Put Agreement
 (12)     4.23    Secured Tranche A Promissory Note for $500,000, dated January 29, 2002, issued to Congress Financial Corporation
                  (Southwest), as executed 12)
          4.24    Secured Tranche B Promissory Note for $2,500,000, dated January 29,
                  2002, issued to Congress Financial Corporation (Southwest), as executed

 (12)     4.26    Limited Recourse Secured Tranche D Promissory Note for $5,714,408.71, dated January 29, 2002, issued to Congress
                  Financial Corporation (Southwest), as executed
 (13)     4.27    January 30, 2002 Subscription Agreement and Form of Secured Note (Exhibit A to the Subscription Agreement) and
                  Form of Warrant (Exhibit D to the Subscription Agreement) for subsequent closing under October 26, 2002
                  Subscription Agreement
 (13)     4.28    Notice of Put, Officer's Certificate and Modification of Put Agreement Terms for the Put dated January 30, 2002
 (13)     4.29    January 30, 2002 Subscription Agreement and Form of Unsecured Note (Exhibit A to the Subscription Agreement)
                  and Form of Warrant (Exhibit D to the Subscription Agreement)
 (14)     4.30    March 26, 2002 Subscription Agreement and Form of Unsecured Note (Exhibit A to the Subscription Agreement) and
                  Form of Warrant (Exhibit D to the Subscription Agreement) for subsequent closing under January 30, 2002
                  Subscription Agreement
 (16)     4.31    April 11, 2002 Subscription Agreement and Form of Unsecured Note (Exhibit A to the Subscription Agreement) and
                  Form of Warrant (Exhibit D to the Subscription Agreement) for subsequent closing under January 30, 2002
                  Subscription Agreement
 (19)     4.32    May 16, 2002 Subscription Agreement and Form of Unsecured Note (Exhibit A to the Subscription Agreement) and
                  Form of Warrant (Exhibit D to the Subscription Agreement)
 (19)     4.33    June 5, 2002 Subscription Agreement and Form of Unsecured Note (Exhibit A to the Subscription Agreement) and
                  Form of Warrant (Exhibit D to the Subscription Agreement) for subsequent closing under May 16, 2002 Subscription
                  Agreement)
 (19)     4.34    June 10, 2002 Subscription Agreement and Form of Unsecured Note (Exhibit A to the Subscription Agreement) and
                  Form of Warrant (Exhibit D to the Subscription Agreement) for subsequent closing under May 16, 2002 Subscription
                  Agreement
 (19)     4.35    June 18, 2002 Subscription Agreement and Form of Unsecured Note (Exhibit A to the Subscription Agreement) and
                  Form of Warrant (Exhibit D to the Subscription Agreement) for subsequent closing under May 16, 2002 Subscription
                  Agreement
 (19)     4.36    June 28, 2002 Subscription Agreement and Form of Unsecured Note (Exhibit A to the Subscription Agreement) and
                  Form of Warrant (Exhibit D to the Subscription Agreement) for subsequent closing under May 16, 2002 Subscription
                  Agreement
 (19)     4.37    July 10, 2002 Subscription Agreement and Form of Unsecured Note (Exhibit A to the Subscription Agreement) and
                  Form of Warrant (Exhibit D to the Subscription Agreement)
 (19)     4.38    Waiver and Agreement of Amendment
 (20)     4.39    July 31, 2002 Subscription Agreement and Form of Unsecured Note (Exhibit A to the Subscription Agreement) and
                  Form of Warrant (Exhibit D to the Subscription Agreement)
  (1)    10.1     Form of Indemnification Agreement
  (2)    10.2     Amended 1996 Stock Option File
  (1)    10.3     Employment Agreement dated as of May 1, 1996 between the Company and Dr. Carl L. Chen (15) 10.4 Severance
                  Agreement and Warrant Agreement, each between the Company and Dr. Carl L. Chen
  (2)    10.5     Lease dated December 19, 1996 between Olen Properties Corp., a Florida corporation, and the Company
  (3)    10.6     Standard Sublease dated June 27, 1997 with Budget Rent-a-Car of Southern California
  (3)    10.8     Standard Industrial/Commercial Multi-Tenant Lease-Gross dated March 12, 1997 with the Golgolab Family Trust
  (5)    10.9     Loan Agreement dated as of August 1, 1997 between the Company and the California Economic Development Authority
  (5)   10.10     Indenture of Trust dated as of August 1, 1997 between the Company and the California Economic Development
                  Authority and First Trust of California, National Association
  (4)   10.11     Official Statement dated August 5, 1997
  (5)   10.12     Letter of Credit issued by The Sumitomo Bank, Limited
  (5)   10.13     Reimbursement Agreement dated as of August 1, 1997 between the Company and the Sumitomo Bank, Limited
  (5)   10.14     Purchase Contract dated August 1, 1997 by and among Rauscher Pierce Refnes, Inc., the California Economic
                  Development Authority and the Treasurer of the State of California, and approved by the Company
  (5)   10.15     Remarketing Agreement dated as of August 1, 1997 between the Company and Rauscher Pierce Refnes, Inc.
  (5)   10.16     Blanket Letters of Representations of the California Economic Development Authority and First Trust of California,
                  National Association
  (5)   10.17     Tax Regulatory Agreement dated as of August 1, 1997 by and among the California Economic Development Authority, the Company and First Trust of California, National Association
  (5)   10.18     Custody, Pledge and Security Agreement dated as of August 1, 1997 between the Company and The Sumitomo Bank,
                  Limited
  (5)   10.19     Investment Agreement dated August 5, 1997 by and between the Company and the Sumitomo Bank, Limited
  (5)   10.20     Specimen Direct Obligation Note between the Company and the Sumitomo Bank, Limited
  (4)   10.21     Lease Agreement dated October 17, 1997 between the Company and the City of Long Beach
  (4)   10.22     Construction Agreement dated October 29, 1997 between the Company and Commercial Developments International/West
 (12)   10.23     Assignment and Assumption Agreement between Advanced Aerodynamics and Structures, Inc. and Congress Financial
                  Corporation  (Southwest), dated January 29, 2002, as executed
 (12)   10.24     Collateral Assignment of Debt and Security Agreements between Advanced Aerodynamics and Structures, Inc. and
                  Congress Financial Corporation (Southwest), dated January 29, 2002, as executed
 (17)   10.25     Roy Norris Employment Agreement
 (17)   10.26     Dale Ruhmel Employment Agreement
 (17)   10.27     L. Peter Larson Employment Agreement
 (17)   10.28     J. Nelson Happy Employment Agreement
 (17)   10.29     Exhibit 1 to Employment Agreements
 (19)   10.30     Nicolas Chabbert Employment Agreement
 (19)   10.31     2002 Stock Option Plan

 (20)   10.32     Audit Committee Charter adopted July 22, 2002
 (21)   10.33     Amended Disclosure Statement
 (22)   10.34     Amended Plan of Reorganization
 (23)   10.35     Confirmation Order December 2004
 (24)   10.36     Specimen Certificate of Common Stock
 (25)   10.37     Contract for Thomas H Gray Inc., and Illinois subchapter S Corporation doing business as (dba) Telecom Expert
                  Group, FEIN 36-4315031.
 (26)    31.1     Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002
 (26)    31.2     Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002
 (26)    32.1     Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002
 (26)    32.2     Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

Item 14.  Principal Accountant Fees and Services.

Bernstein & Pinchuk LLP were our principal accountants for the years ended December 31, 2005 and 2004. Bernstein & Pinchuk has billed us the following amounts for audit fees, audit-related fees, tax fees and all other fees for 2005 and 2004:


                              2005                  2004
                            --------              --------
Audit fees                  $104,975              $109,550
Audit-related fees                --                    --
Tax fees                          --                 3,000
All other fees                    --                    --


The amounts shown for tax fees represent the amounts billed for preparation of the Company's consolidated tax returns.

The Audit Committee's policy is to pre-approve all audit, audit-related, non-audit, tax and other fees to be paid to the Company's independent registered public accounting firm. Each service provided is generally subject to a budget.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 17 th day of April, 2006.

                                MOONEY AEROSPACE GROUP, LTD.


                                By:    /s/ Gretchen L. Jahn
                                       ------------------------------
                                Gretchen L. Jahn
                                President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                       Signature                                         Title                              Date
-----------------------------------------------------  ----------------------------------------  --------------------------
                                                          President and Chief Executive
                /s/ Gretchen L. Jahn                      Officer, Director                          April 17, 2006
-----------------------------------------------------     (Principal Executive Officer)
                   Gretchen L. Jahn

                                                          Chief Financial Officer,
                /s/ Barry Hodkin                          Secretary and Treasurer,                   April 17, 2006
-----------------------------------------------------     (Principal Financial Officer and
                     Barry Hodkin                         Principal Accounting Officer)


                                                          Director                                   April   , 2006
-----------------------------------------------------
                     Herbert Cordt

                                                          Director                                   April   , 2006
-----------------------------------------------------
                    Thomas H. Gray

                /s/ Steven E. Karol                       Director                                   April 17, 2006
-----------------------------------------------------
                    Steven E. Karol

                /s/ Solomon Mayer                         Director                                   April 17, 2006
-----------------------------------------------------
                     Solomon Mayer

                                                          Director                                   April   , 2006
-----------------------------------------------------
                      Sam Rothman

                /s/ David Schlaff                         Director                                   April 17, 2006
-----------------------------------------------------
                     David Schlaff

                /s/ James D. Wilcox                       Director                                   April 17, 2006
-----------------------------------------------------
                    James D. Wilcox

                   Mooney Aerospace Group, Ltd. and Subsidiary


                        Consolidated Financial Statements

                               Table of Contents




                                                                   Page

Report of Independent Registered Public Accounting Firm             F-1
Consolidated Financial Statements:
       Balance Sheet                                                F-2
       Statements of Operations                                     F-3
       Statements of Stockholders' Deficiency                       F-4
       Statements of Cash Flows                                     F-5
       Notes to Consolidated Financial Statements                   F-6

            Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mooney Aerospace Group, Ltd.
Kerrville, Texas

We have audited the accompanying balance sheets of Mooney Aerospace Group, Ltd. and subsidiary as of December 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Bernstein & Pinchuk LLP

Certified Public Accountants

New York, New York

March 24, 2006

                   Mooney Aerospace Group, Ltd. and Subsidiary
                           Consolidated Balance Sheet
                                December 31, 2005

                                     ASSETS
                                                                           2005
                                                                      -------------
Current Assets
     Cash and cash equivalents                                        $     637,000
     Accounts receivable                                                    393,000
     Other receivables                                                      636,000
     Inventory                                                           13,910,000
     Prepaid expenses and other current assets                            1,794,000
                                                                      -------------

         Total current assets                                            17,370,000
                                                                      -------------

Property and Equipment - at cost, net of accumulated
     depreciation and amortization                                        4,529,000

Trade Name                                                                1,802,000
Other Assets                                                                243,000
                                                                      -------------
                                                                          6,574,000
                                                                      -------------
                                                                      $  23,944,000
                                                                      =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
     Accounts payable                                                 $   1,289,000
     Accrued taxes and expenses                                           3,713,000
     Accrued interest and penalties                                       4,873,000
     Notes payable, current portion                                       6,407,000
     Note payable, revolver                                               6,250,000
     Loans from stockholders                                              9,684,000
     Secured debentures                                                  19,534,000
                                                                      -------------

Total current liabilities                                                51,750,000
                                                                      -------------

Notes Payable                                                             7,879,000

Environmental Cleanup Liability                                             265,000

Stockholders' Deficiency
     Common stock, $0.0001 par value; 50,000,000 shares authorized;
         shares issued and outstanding 10,631,071                             1,000
     Additional paid in capital                                         131,035,000
     Accumulated deficit                                               (166,986,000)
                                                                      -------------
                                                                        (35,950,000)
                                                                      -------------
                                                                      $  23,944,000
                                                                      =============

              The accompanying notes are an integral part of these
                             financial statements.

                   Mooney Aerospace Group, Ltd. and Subsidiary
                      Consolidated Statements of Operations
                     Years Ended December 31, 2005 and 2004

                                                         2005            2004
                                                     ------------    ------------
Net Sales                                            $ 42,083,000    $ 19,314,000

Cost of Sales                                          39,114,000      17,553,000
                                                     ------------    ------------

Gross Margin                                            2,969,000       1,761,000
                                                     ------------    ------------

Operating Expense
     Research and development expenses                  1,230,000         748,000
     Selling and support expenses                       4,920,000       4,430,000
     General and administrative expenses                6,403,000       4,538,000
                                                     ------------    ------------

                                                       12,553,000       9,716,000
                                                     ------------    ------------

Loss from Operations                                   (9,584,000)     (7,955,000)
                                                     ------------    ------------

Other Income (Expense)
     Interest income                                        1,000           2,000
     Other income (expense), net                         (210,000)           --
     Amortization of debt issue costs and discount         (5,000)           --
     Interest expense                                  (3,682,000)     (2,044,000)
     Gain on sale of fixed asset                          (73,000)         51,000
Reorganization Items
     Settlement charges                                      --        (2,321,000)
     Professional fees                                       --        (1,236,000)
     Gain on forgiveness of debt                             --         1,033,000
                                                     ------------    ------------

                                                       (3,969,000)     (4,515,000)
                                                     ------------    ------------

Loss Before Provision for Income Taxes                (13,553,000)    (12,470,000)

Provision for Income Taxes                                   --              --
                                                     ------------    ------------

Net Loss                                             $(13,553,000)   $(12,470,000)
                                                     ============    ============

Net Loss Per Share - Basic and Diluted               $      (1.30)   $      (1.25)
                                                     ============    ============

Weighted Average Shares Outstanding
     Basic                                             10,457,556       9,998,000
                                                     ============    ============

     Diluted                                           10,457,556       9,998,000
                                                     ============    ============




              The accompanying notes are an integral part of these
                             financial statements.

                   Mooney Aerospace Group, Ltd. and Subsidiary
               Consolidated Statement of Stockholders' Deficiency



                                                                Preferred Stock
                                                                   Series A                    Common Stock
                                                            Shares           Amount        Shares        Amount

Balance, December 31, 2003                                  25,968       $  2,082,000            --     $    --

Conversion of preferred stock to class A                    (8,352)          (321,000)
Conversion of debentures to class A
Conversion of accrued interest to class A
Issuance of common stock for professional services
                                                          ---------------------------   -----------------------

Balance prior to bankruptcy write-off                       17,616          1,761,000

Cancellation of stock per reorganization agreement         (17,616)        (1,761,000)
Issuance of new common stock                                                              9,997,773       1,000
Net loss
                                                          ---------------------------   -----------------------

Balance, December 31, 2004                                      --                 --     9,997,773       1,000

Conversion of debentures to common                                                          627,298          63
Issuance of common stock for professional services                                            6,000          --
Net loss
                                                          ---------------------------   -----------------------

Balance, December 31, 2005                                      --       $         --    10,631,071     $ 1,063
                                                          ===========================   =======================


                                                                   Common Stock
                                                                      Class A
                                                               Shares         Amount

Balance, December 31, 2003                                  457,402,542    $    46,000

Conversion of preferred stock to class A                     23,271,576          2,000
Conversion of debentures to class A                          83,972,946          8,000
Conversion of accrued interest to class A                    15,821,497          2,000
Issuance of common stock for professional services           64,110,453          6,000
                                                          ----------------------------

Balance prior to bankruptcy write-off                       644,579,014         64,000

Cancellation of stock per reorganization agreement         (644,579,014)       (64,000)
Issuance of new common stock
Net loss
                                                          ----------------------------

Balance, December 31, 2004                                           --             --

Conversion of debentures to common
Issuance of common stock for professional services
Net loss
                                                          ----------------------------

Balance, December 31, 2005                                           --    $        --
                                                          ============================

                                                                                      Common Stock
                                                                  Class B                 Class E-1                Class E-2
                                                         Shares          Amount     Shares        Amount       Shares        Amount

Balance, December 31, 2003                             1,013,572       $    --     4,000,000     $   --       4,000,000     $   --

Conversion of preferred stock to class A
Conversion of debentures to class A
Conversion of accrued interest to class A
Issuance of common stock for professional services
                                                     --------------------------  -----------------------  -------------------------

Balance prior to bankruptcy write-off                  1,013,572            --     4,000,000         --       4,000,000         --

Cancellation of stock per reorganization agreement    (1,013,572)                 (4,000,000)                (4,000,000)
Issuance of new common stock
Net loss
                                                     --------------------------  -----------------------  -------------------------

Balance, December 31, 2004                                    --            --            --         --              --         --

Conversion of debentures to common
Issuance of common stock for professional services
Net loss
                                                     --------------------------  -----------------------  -------------------------

Balance, December 31, 2005                                    --       $    --            --     $   --              --     $   --
                                                     ==========================  =======================  =========================

                                                               Additional
                                                                 Paid in        Accumulated
                                                                 Capital          Deficit          Total

Balance, December 31, 2003                                 $    96,360,000   $  (140,964,000)  $ (42,476,000)

Conversion of preferred stock to class A                           319,000                            --
Conversion of debentures to class A                                109,000                           117,000
Conversion of accrued interest to class A                           21,000                            23,000
Issuance of common stock for professional services                  83,000                            89,000
                                                           ---------------   ---------------   -------------

Balance prior to bankruptcy write-off                           96,892,000      (140,964,000)    (42,247,000)

Cancellation of stock per reorganization agreement                  --                            (1,825,000)
Issuance of new common stock                                    32,744,000             1,000      32,746,000
Net loss                                                                         (12,470,000)    (12,470,000)
                                                           ---------------   ---------------   -------------

Balance, December 31, 2004                                     129,636,000      (153,433,000)    (23,796,000)

Conversion of debentures to common                               1,392,000                         1,392,063
Issuance of common stock for professional services                   7,000                             7,000
Net loss                                                                         (13,553,000)    (13,553,000)
                                                           ---------------   ---------------   -------------

Balance, December 31, 2005                                 $   131,035,000   $  (166,986,000)  $ (35,949,937)
                                                           ===============   ===============   =============



   The accompanying notes are an integral part of these financial statements.

                   Mooney Aerospace Group, Ltd. and Subsidiary
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2005 and 2004

                                                                       2005           2004
                                                                  ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                                     $(13,553,000)   $(12,470,000)
     Adjustment to reconcile net loss to net cash
         used in operating activities:
              Extraordinary gain on forgiveness of debt                   --        (1,033,000)
              Non-cash professional service expense                      7,000            --
              Depreciation and amortization expense                    940,000         819,000
              Income from disposition of property and equipment           --           (51,000)
              Environmental cleanup accrual                           (115,000)        381,000

     Changes in operating assets and liabilities:
         Accounts receivable                                         1,175,000      (1,440,000)
         Other receivables                                           1,010,000      (1,646,000)
         Inventory                                                   1,146,000      (6,390,000)
         Prepaid expenses and other current assets                  (1,402,000)       (208,000)
         Other assets                                                  158,000        (401,000)
         Accounts payable                                             (862,000)        410,000
         Accrued expenses                                            1,080,000        (489,000)
         Accrued interest                                            3,194,000       1,920,000
         Accrued warrant liability                                     170,000         164,000
         Accrued taxes payable                                          51,000         286,000
         Accrued used aircraft trade in liability                     (416,000)        416,000
         Accrued legal and audit                                          --             5,000
         Deferred revenue                                           (1,376,000)      1,595,000
                                                                  ------------    ------------
              Net cash used in operating activities                 (8,793,000)    (18,132,000)
                                                                  ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                             (1,628,000)       (818,000)
     Proceeds from disposition of property and equipment               152,000          51,000
                                                                  ------------    ------------
              Net cash used in investing activities                 (1,476,000)       (767,000)
                                                                  ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of notes payable-net                     1,170,000      27,574,000
     Proceeds from stockholder loans                                 9,684,000            --
     Payment for debt issue costs                                         --           379,000
     Payments on notes payable                                            --       (10,177,000)
     Notes payable related party                                        (7,000)          7,000
                                                                  ------------    ------------
              Net cash provided by financing activities             10,847,000      17,783,000
                                                                  ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                  578,000      (1,116,000)

CASH AND CASH EQUIVALENTS, Beginning of year                            59,000       1,175,000
                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS, End of year                            $    637,000    $     59,000
                                                                  ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                                $    391,000    $    414,000
                                                                  ============    ============
     Income taxes paid                                            $       --      $       --
                                                                  ============    ============

              The accompanying notes are an integral part of these
                             financial statements.

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the year ended December 31, 2005, the Company: 1) converted $1,392,000 of Secured convertible debentures into 627,293 shares of Common stock valued at $1,392,590 and 2) issued 6,000 shares of Common stock valued at $6,900 in settlement of professional services.

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

Since its inception in 1990 to June 30, 2002, the Company was in the development stage, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 and had accumulated a deficit while in the development stage of $99,216,000. Effective July 1, 2002, the Company was no longer considered to be in the development stage due to its acquisition of MACorp's assets and business.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a cumulative net loss of $166,986,000 as of December 31, 2005. The Company also has a working capital deficiency of $35,950,000 as of December 31, 2005.

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

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

a) The Company's management team has developed a financial plan to address its working capital requirements. The plan will substantially improve the Company's ability to meet its working capital requirements throughout the year ended December 31, 2006. The plan includes obtaining additional short term funding for increased working capital consistent with the planned growth of the Company.

b) The Company is in default of agreements covering approximately $5.9 million of indebtedness. Management is negotiating with its lenders to cure the defaults. In addition, management has retained special legal counsel and a financial advisory firm to assist the Company in evaluating its capital structure and strengthening its balance sheet. During 2005, the Company's stockholders loaned the Company approximately $9.7 million to fund its operations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mooney Airplane Company ("MAC"), incorporated under the laws of the state of Delaware on March 4, 2002 (see Note
2). All inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2005 and 2004, the Company used estimates in determining the realization of its accounts receivable, inventory and its intangible assets. Actual results could differ from these estimates.

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

Approximately 50% of new aircraft sales are made through three authorized dealers. In 2005, approximately 30% of our new plane sales were through one dealer, Premier Aircraft Sales, Inc. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Inventory

Inventory consists of raw materials, work in process and finished goods and is stated at the lower of cost or market. We provide a general inventory excess and obsolescence reserve for any portion of any inventory item that has not been used for three years.

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

Trade Name

Trade name consists of the value assigned to the Mooney name and so-called "type" and "production" certificates issued by the Federal Aviation Administration that were acquired as part of the Mooney purchase, as described in Note 2. The Company evaluates its trade name each balance sheet date, based principally on a market capitalization approach, to determine whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the trade name will be written down to its estimated fair value.

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

Stock Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees. There were no stock based compensation awards in 2005 or 2004.

Advanced Deposits

The Company has a policy that requires a deposit of no less than $10,000 for the purchase of airplanes manufactured by MAC.

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

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended December 31, 2005 and 2004 amounted to $1,550,644 and $1,371,000, respectively.

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

Earnings Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2005 and 2004 because the effect would have been anti-dilutive:

                                                  2005             2004
                                                  ----             ----

       Conversion of notes payable             4,711,712            -0-
       Conversion of Series A preferred stock      -0-           23,271,576
       Conversion of convertible debentures        -0-           83,972,946
                                                  ------        -----------

                                               4,711,712        107,244,522
                                               =========        ===========

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2005 and 2004, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein.

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

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4," (SFAS No. 151) which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material or spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has adopted the provisions of SFAS No. 151 effective January 1, 2006. Adoption of SFAS No. 151 is not expected to have a material effect on our cash flows or operating results.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. That cost will be measured based on the fair value of the equity or liability instruments issued. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS No. 123R is effective for the Company on January 1, 2006. The Company will apply SFAS No. 123R to all future share-based payments to employees using the modified prospective transition method without restatement of prior periods.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations--an Interpretation of FASB Statement No. 143." This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We adopted the provisions of this Interpretation on December 31, 2005. The adoption of this Interpretation did not have a material impact on our cash flows or operating results.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). Previously, APB No. 20, "Accounting Changes" and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements" required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods' financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. In the event of a voluntary accounting principle change after January 1, 2006, the Company will adhere to the guidance in SFAS No. 154.

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

All senior debenture holders will continue to be secured by the stock of the Company's subsidiary MAC after the stock is transferred to the unsecured creditors, and the senior debenture holders will also continue to be secured by MAC's assets. Similarly, the holder of the factor indebtedness will continue to be secured by MAC's aircraft and aircraft parts, and BLX will continue to be secured by substantially all of MAC's other assets. All preferred shareholders received their pro-rata share of 2% of the stock of the Company, and all common shareholders received their pro-rata share of 2% of the stock of the Company. All allowed administrative expenses were paid in cash in full.

The Amended Plan of Reorganization was implemented by restructuring its share structure to allow the Company to issue 9,800,000 new shares on confirmation. The Company's shares were subject to a reverse split so as to leave 200,000 shares for the common shareholders. On the effective date of the plan, December 15, 2004, there were a total of 10,000,000 issued shares. Of the newly issued shares, 5,000,000 were issued to the Allen Holdings and Finance, Ltd. (Allen) in exchange for its transferring all of the shares of MAC to the Company, thereby giving Allen 50% of the shares of the Company. Furthermore, the Company is authorized to issue a total of 50 million shares, and MAC's secured creditors have the right to convert debt of approximately $30,000,000 to, at the secured creditor's option, 13,500,000 in additionally newly issued Company shares. The conversion right expired in 2005.

All newly issued or newly issuable shares of the Company are free trading under Rule 3a (9), except that none could be traded until March 15, 2005 and then only 10% of the holder's shares can be traded each month thereafter. The Company realized $1,033,000 of extraordinary gain from debt forgiveness as a result of the discharge in bankruptcy of its debts.

Transfer of MAC shares to and from Allen Holdings & Finance, Ltd..

On June 1, 2004 the Company announced that it had transferred all of the stock of MAC to Allen Holdings & Finance Ltd.. All of these shares were transferred back to the Company on December 15, 2004 as provided for in the Amended Plan of Reorganization.

Note 2 - Acquisitions

The Company acquired Mooney Aircraft Corporation's ("MACorp") assets out of bankruptcy. Historically, MACorp produced top of the line, single engine piston airplanes including the Eagle, the Ovation 2, and the Bravo, which are considered to be performance leaders in the four-passenger single engine aircraft market. MACorp is located in Kerrville, Texas. On February 6, 2002, the U.S. Bankruptcy Court in San Antonio, Texas, approved an operating agreement which allowed the Company to manage MACorp while a plan of reorganization was prepared for approval. MACorp had operated under the protection of Chapter 11 bankruptcy since July 2001.

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

The operating results of the acquisition are included in the Company's consolidated results of operations from April 19, 2002.

Note 3 - Inventory

Inventory at December 31, 2005 consisted of the following:
Raw materials and purchased parts                                        $   4,957,000
Work-in-process                                                              4,834,000
Semi finished manufactured components                                        3,617,000
Finished goods                                                               1,242,000
                                                                         -------------

                                                                            14,650,000
Less allowances                                                                740,000
                                                                         -------------

                                                                         $  13,910,000
                                                                         =============


Note 4 - Property and Equipment

Property and equipment consisted of the following at December 31, 2005:

Cost:
    Experimental aircraft                                                $     654,000
    Office furniture and equipment                                           2,050,000
    Machinery and equipment                                                  4,581,000
    Buildings and improvements                                                 253,000
    Motor vehicles                                                              57,000
                                                                         -------------
                                                                             7,595,000
Less  accumulated depreciation                                               3,066,000
                                                                         -------------
                                                                         $   4,529,000
                                                                         =============


Note 5 - Notes Payable

Notes payable at December 31, 2005 consisted of the following:

Note payable to BLX Commercial Capital, LLC                                $ 4,843,000
17.5% Notes payable                                                          3,930,000
8% Notes payable                                                             3,100,000
Note payable to Guarantee & Finance, Inc.                                    1,000,000
Note payable to Libra Finance S.A.                                             986,000
Note payable to insurance company                                              388,000
Notes payable-bank                                                              39,000
                                                                         -------------

                                                                            14,286,000
Less current maturities                                                      6,407,000
                                                                         -------------
                                                                         $   7,879,000
                                                                         =============

The note payable to BLX Commercial Capital, LLC bears interest at prime plus 2% and is collateralized by substantially all of the Company's assets. The note is guaranteed by the U.S. Department of Agriculture under its Business and Industry Guaranteed Loan Program. Payments of $32,516, including principal and interest, are due monthly through October 2028. All unpaid principal and interest is due on November 1, 2028.

The 17.5% notes payable are secured by substantially all of the Company's assets and bear interest at 17.5% per annum. The notes were called pursuant to their terms on March 7, 2005. The Company is in default on the payment of the notes and is negotiating with the lender to cure the default.

The 8% notes payable are secured by work-in-process inventory. The notes bear interest at 8% per annumand are due on November 7, 2007

The note payable to Guarantee & Finance, Inc. was due April 5, 2005. The note has a stated rate of interest of 12% per annum that increased to 17% when we failed to repay the note. The Company is in default on the payment of the note and is negotiating with the lender to cure the default.

The note payable to Libra Finance, S.A. is non-interest bearing and was due on February 7, 2005. The note is currently in default. The Company is in the process of negotiating with the lender to cure the default.

The note payable to the insurance company represents the unpaid premium on the Company's insurance policies. The note matures in 2006.

The notes payable-bank relate to the purchase of two automobiles. Interest on the notes varies between 4.74% and 5.49% per annum. Payments of principal and interest are due monthly on both notes. The notes mature in 2009.

Principal payments on notes payable are due as follows:

                        Year Ending
                        December 31,                   Amount
                        ------------                   ------
                          2006                     $ 6,407,000
                          2007                       3,209,000
                          2008                         111,000
                          2009                         116,000
                          2010                         122,000
                          Thereafter                 4,321,000
                                                    ----------
                                                   $14,286,000

Note 6 - Revolving Loan

On November 17, 2003, the Company finalized a revolving loan in the aggregate principal amount of $4,000,000 issued by MAC to related parties, pursuant to an Amended and Restated Loan and Purchase Money Security Agreement. The amount of this loan was increased to a maximum of $7,500,000 with a balance as of December 31, 2005 of $6,250,000. The revolving loan has a term of three (3) years and bears interest at a rate of 8% per annum. The proceeds of the revolving loan will be used to finance the purchase of airplane parts to be used in the manufacture of airplanes, and is secured by parts and equipment purchased with such proceeds. In connection with this revolving loan, the Company was required to pay a commitment fee of $400,000 payable in shares of the Company's common stock. These shares were issued in 2004.

Note 7 - Secured Debentures

At December 31, 2005, the Company had $19,534,000 of secured debentures outstanding. The secured debentures are due on the third anniversary of the date the debentures were issued which is either June 16, 2006 or November 7, 2007. The debentures accrue interest at 8% payable at maturity.

The Secured Debentures were convertible into the Company's common stock at $2.22 per share until October 15, 2005 when the conversion right expired.

Due to their beneficial ownership of significant equity interests in the Company, the debenture holders are considered to be related parties as defined in Statement of Financial Accounting Standards No. 57, "Related Party Disclosures". Alpha Capital Aktiengesellschaft, Bristol Investments Fund Ltd., Edward Turin, MM&CTW Foundation Inc., Renaissance Development Holdings International, Ltd., Taria Inc., and TRW Holdings Party Ltd. are the Secured debenture holders considered to be related parties. Therefore, the Company accounted for this restructuring consistent with its economic substance, as set forth in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Since the debt holders had agreed to the restructuring primarily to ensure the Company's continuation as a going concern thereby protecting their equity interests, the restructuring was accounted for as an equity transaction and no amounts were charged to operations. The contribution of the warrants and the forfeiture of the original beneficial conversion rights were treated as a contribution to capital. The elimination of the unamortized debt discount in 2004 attributable to these equity features was similarly treated as an equity distribution to these debt holders. A summary follows:

Waiver of interest and penalties for non-registration of securities    $ 7,420,000
Contribution of warrant rights, at net book value of warrant
       liability at date of restructuring                                  880,000
Elimination of unamortized discount at date of restructuring,
       accounted for as a distribution of rights to equity holders    ( 17,070,000)
                                                                       -----------

Net distribution to related parties at date of restructuring          ($ 8,770,000)
                                                                       ===========

On June 10, 2004 the company filed a petition seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code and as a result all debentures holders except the secured debenture holders were issued stock for their debentures. The Secured debenture holders will be paid cash at maturity for the interest accrued from June 10, 2004 until the maturity date of their note.

Note 8 - Stockholders' Deficiciency

Common Stock

As of December 31, 2005, the Company has one class of common stock. The holder of each outstanding share of Common Stock is entitled to one vote. In connection with the Company's initial public offering in 1996, Class A Warrants were issued, which entitled the holder to purchase one share of Class A Common Stock and one Class B Warrant. Each Class B Warrant entitles the holder to purchase one share of Class A Common Stock. Class A Warrants and Class B Warrants may be exercised at an exercise price of $6.50 and $8.75, respectively, at anytime. The warrants originally expired on December 3, 2001, but were subsequently extended through October 31, 2002, at which time they expired unexercised.

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

Cancellation and Re-Issuance of Stock

The 644,579,014 shares of common stock and 17,616 shares of preferred stock that were issued and outstanding in the amount of $1,825,000 just prior to the Amended Plan of Reorganization, were cancelled. The stock account was reduced for the par value of the shares cancelled and increased for the par value of the new stock issued. The difference was an adjustment to additional paid in capital. A new class of 9,997,773 shares of common stock in the amount of $32,745,000 was issued as a result of the reorganization. The new issuance of Class A common stock was valued as follows in compliance with the Amended Plan of Reorganization:

                                                  Shares                Value
                                                  ------                -----
To replace old common stock                       200,000           $    46,000

To convert preferred stock                        200,000             2,082,000

To settle unsecured debts                       4,597,773            20,735,956

Shares exchanged for Mooney Airplane Company    5,000,000             9,881,274
                                                ---------            ----------

Total                                           9,997,773           $32,745,230
                                                =========           ===========

The value of the stock issued for the old common and the preferred stock holders was the value of the stock on the Company's books as of December 31, 2003. The value of the new stock issued to settle the unsecured debts was the value the stock traded for as of the date of the reorganization. The value assigned to the stock issued in exchange for the stock of Mooney Airplane Company was the amount agreed upon with Allen Holdings & Finance Ltd.

Note 9 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2005 are as follows:

Deferred tax assets:
     Federal net operating loss                             $47,774,000
     Research & development credits                           1,126,000
     Depreciation                                               340,000
     Other                                                       92,000
                                                            -----------
                                                            $49,332,000
     Valuation allowance                                    (49,332,000)
                                                            -----------
         Net                                                $       ---
                                                            ===========

The valuation allowance increased by $3,874,000 during 2005.

At December 31, 2005, the Company had federal net operating loss ("NOL") carry-forwards of approximately $140,512,000. Federal NOL's carry-forwards would, if unused, expire in varying amounts in the years 2006 through 2025.

At December 31, 2005, the Company had federal research and development ("R&D") credit carry-forwards of approximately $1,126,000.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2005 and 2004 is as follows:


                                                    2005         2004
                                                   -------      -------
Federal income tax rate                            (34.0%)      (34.0%)
State tax, net of federal benefit                  ( 6.0%)      ( 6.0%)
Increase in valuation allowance                     40.0%        40.0%
                                                   ------       ------
Effective income tax rate                            0.0%         0.0%
                                                   ======       ======

Utilization of the net operating loss and tax credit carry-forwards is subject to significant limitations imposed by the change in control provisions of Section382 of the Internal Revenue Code. A significant portion of the NOL may expire before it can be utilized.

Note 10 - Commitments and Contingencies

Litigation

The company has the following legal matters pending.

A lawsuit is pending in the Court of Common Pleas of Trumbull County, Ohio; Milisa K. Rizer, MD, Admin. Of the Estate of Franklin M. Rizer, MD, Plaintiff,
v. Mooney Airplane Company Inc., et al., involving a claim for wrongful death for a fatal injury to an owner -operator from an aircraft accident on March 20, 2003. The case is early in the discovery process and the likelihood of an adverse judgment in excess of available insurance is unlikely.

A lawsuit is pending in the Circuit Court of Clinton County, Michigan; Chad Collins and Colleen Denise Collins, Plaintiffs, v. Mooney Aircraft Corporation, Mooney Airplane Company, Inc., et al., involving a breach of warranty and bodily injury claim for an aircraft purchased in 2001, prior to Mooney Airplane Company Inc. asset purchase. The likelihood of an adverse judgment is remote.

Two consolidated lawsuits are pending in the Civil District court of the Parish of New Orleans, LA.; Lester A. Bautista, et al., Plaintiffs, V. Mooney Airplane Company, Inc. The case involves an aircraft purchased in 1992, prior to Mooney Airplane Company, Inc.'s asset purchase. The likelihood of an adverse judgment is remote.

Two lawsuits are pending (i) in the U.S. District Court of the Southern District of New York; Alfreda Smith Ovesen, Personal representative of Svend A. Ovesen and Crucian International, Inc. v. Mitsubishi Heavy Industry Ltd. Et al., and
(ii) Alfreda Smith Ovesen, Personal representative of Svend A. Ovesen and Crucian International, Inc. v. Mitsubishi Heavy Industry Ltd. involving an MU-2 purchased in 1972. The likelihood of an adverse judgment is remote

A lawsuit entitled Advance Aerodynamics & Structures, Inc. et al., v. AVAQ Group, Inc. and Paul S. Dopp was filed in the Western District of Texas, San Antonio Division. The action alleges affirmative claims for declaratory relief made by the company and two of its present or former officers against defendants for alleged claims arising out of the acquisition of the assets of Mooney Aircraft Corporation. Judgment was rendered denying all claims. Paul Dopp subsequently filed pleadings in the Mooney Aircraft Corporation chapter 7 bankruptcy case in San Antonio. The bankruptcy court denied the claims; however, in a letter dated August 26, 2004, the court referred the allegations to the appropriate governmental agencies for investigation. There has been no response by the governmental agencies and the claims have not further materially changed.

Note 11 - Employee Benefits

The Company has a 401(k) Plan for its employees. For the years ended December 31, 2005 and 2004, the Company did not make any contributions to the Plan.

Note 12 - Related Party Transactions

Tom Gray, a director and former Managing Director of MAC, through Thomas H. Gray Inc., dba Telecom Expert Group ("TEG") provides various business and information technology consulting services to the Company. During 2005 and 2004, MAC incurred fees of $195,712 and $654,920 to TEG for consulting services.

During 2005, the Company borrowed $9,684,000 from one of its stockholders, Alpha Capital AG. The terms of the loan including interest rate and maturity date are in the process of being determined. No interest has been recorded on the loan. Any interest payable on the loan will increase our net loss and our stockholders' deficiency.

During 2005, Gretchen Jahn, the Company's President and Chief Executive Officer, purchased an Ovation 2 GX from the Company at full list price. The Company subsequently leased the airplane from Mr. Jahn upon normal commercial terms. Under the terms of the lease, the Company is responsible for insurance and maintenance.

Note 13 - Subsequent Event

In January 2006, the Company was approved for a non-interest bearing Texas Agricultural Loan in the amount of $750,000. No amounts have been drawn against the loan. When drawn, loan proceeds will be used for plant improvements.