Form 10QSB
period 2006-03-31
MOONEY AEROSPACE GROUP LTD
filed 2006-05-15
CIK 1019825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2006
                                           --------------

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ____________ to ____________

            Commission file number 0-21749

                          MOONEY AEROSPACE GROUP, LTD.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                      95-4257380
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
                                                           Yes |_| No |X|

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                           Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,631,071 shares of common stock as of May 12, 2006

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                                      Index

                                                                                     Page
                                                                                    Number
PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                     Consolidated Balance Sheet as of March 31, 2006 (unaudited)       3

                     Consolidated Statements of Operations for the
                         Three months ended March 31, 2006 and 2005 (unaudited)        4

                     Consolidated Statements of Cash Flows for the
                         Three months ended March 31, 2006 and 2005 (unaudited)        5

                     Note to Consolidated Financial Statements                         6

         Item 2.   Management's Discussion and Analysis or Plan of Operations          7

         Item 3.   Controls and Procedures                                             14

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                                   15

         Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         16

         Item 3.   Defaults Upon Senior Securities                                     16

         Item 4.   Submission of Matters to a Vote of Security Holders                 16

         Item 5.   Other Information                                                   16

         Item 6.   Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                             18

EXHIBIT INDEX                                                                          19

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   Mooney Aerospace Group, Ltd. and Subsidiary
                           Consolidated Balance Sheet

                                 March 31, 2006

                                     ASSETS

                                                                               2006
                                                                           -------------
Current Assets
     Cash and cash equivalents                                             $      67,000
     Accounts receivable                                                         451,000
     Inventory                                                                13,785,000
     Prepaid expenses and other current assets                                 1,282,000
                                                                           -------------
         Total current assets                                                 15,585,000
                                                                           -------------

Property and Equipment - at cost, net of accumulated
     depreciation and amortization                                             4,597,000

Trade Name                                                                     1,802,000
Other Assets                                                                     241,000
                                                                           -------------
                                                                               6,640,000
                                                                           -------------
                                                                           $  22,225,000
                                                                           =============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
     Accounts payable                                                      $   1,546,000
     Accrued taxes and expenses                                                4,030,000
     Accrued interest and penalties                                            5,695,000
     Notes payable, current portion                                            6,015,000
     Note payable, revolver                                                    6,250,000
     Loans from stockholders                                                  10,484,000
     Secured debentures                                                       19,534,000
                                                                           -------------
Total current liabilities                                                     53,554,000
                                                                           -------------

Notes Payable                                                                  7,860,000

Environmental Cleanup Liability                                                   69,000

Stockholders' Deficiency
     Common stock, $0.0001 par value; 50,000,000 shares authorized;
         shares issued and outstanding 10,631,071                                  1,000
     Additional paid in capital                                              131,035,000
     Accumulated deficit                                                    (170,294,000)
                                                                           -------------
                                                                             (39,258,000)
                                                                           -------------
                                                                           $  22,225,000
                                                                           =============

   The accompanying notes are an integral part of these financial statements.

                   Mooney Aerospace Group, Ltd. and Subsidiary
                      Consolidated Statements of Operations

                   Three Months Ended March 31, 2006 and 2005


                                                          2006             2005
                                                      ------------     ------------
Net Sales                                             $ 10,333,000     $  9,385,000

Cost of Sales                                            9,363,000        8,035,000
                                                      ------------     ------------
Gross Profit                                               970,000        1,350,000
                                                      ------------     ------------

Operating Expense
     Research and development expenses                     321,000          292,000
     Selling and support expenses                          905,000        1,274,000
     General and administrative expenses                 2,123,000        1,488,000
                                                      ------------     ------------
                                                         3,349,000        3,054,000
                                                      ------------     ------------
Loss from Operations                                    (2,379,000)      (1,704,000)
                                                      ------------     ------------

Other Income (Expense)
     Other income (expense), net                             6,000           14,000
     Amortization of debt issue costs and discount          (3,000)              --
     Interest expense                                     (932,000)      (1,047,000)
     Gain on sale of fixed asset                                --            2,000
                                                      ------------     ------------
                                                          (929,000)      (1,031,000)
                                                      ------------     ------------

Loss Before Provision for Income Taxes                  (3,308,000)      (2,735,000)

Provision for Income Taxes                                      --               --
                                                      ------------     ------------
Net Loss                                              $ (3,308,000)    $ (2,735,000)
                                                      ============     ============
Net Loss Per Share - Basic and Diluted                $      (0.31)    $      (0.27)
                                                      ============     ============
Weighted Average Shares Outstanding
     Basic                                              10,631,071       10,095,151
                                                      ============     ============
     Diluted                                            10,631,071       10,095,151
                                                      ============     ============

   The accompanying notes are an integral part of these financial statements.

                   Mooney Aerospace Group, Ltd. and Subsidiary
                      Consolidated Statements of Cash Flows

                   Three Months Ended March 31, 2006 and 2005

                                                                2006             2005
                                                            -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                               $(3,308,000)     $(2,735,000)
     Adjustment to reconcile net loss to net cash
         used in operating activities:
              Depreciation and amortization expense             326,000          220,000
     Changes in operating assets and liabilities:
         Accounts and other receivables                         578,000          146,000
         Inventory                                              125,000         (440,000)
         Prepaid expenses and other current assets              512,000               --
         Other assets                                             2,000          143,000
         Accounts payable                                       257,000         (615,000)
         Accrued taxes and expenses                             317,000           91,000
         Accrued interest and penalties                         822,000          960,000
         Environmental cleanup liability                       (196,000)              --
                                                            -----------      -----------
              Net cash used in operating activities            (565,000)      (2,230,000)
                                                            -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                        (394,000)        (195,000)
                                                            -----------      -----------
              Net cash used in investing activities            (394,000)        (195,000)
                                                            -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of notes payable                         --        6,942,000
     Proceeds from stockholder loans                            800,000               --
     Payments on notes payable                                 (411,000)      (3,459,000)
                                                            -----------      -----------
              Net cash provided by financing activities         389,000        3,483,000
                                                            -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                          (570,000)       1,058,000

CASH AND CASH EQUIVALENTS, Beginning of year                    637,000           59,000
                                                            -----------      -----------

CASH AND CASH EQUIVALENTS, End of period                    $    67,000      $ 1,117,000
                                                            ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                          $   110,000      $    87,000
                                                            ===========      ===========
     Income taxes paid                                      $        --      $        --
                                                            ===========      ===========

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

There were no non-cash investing or financing activities during the three months ended March, 2006. During the three months ended March, 2005, holders of the Company's convertible debentures converted $1,126,199 of convertible debentures into 507,298 shares of common stock.

   The accompanying notes are an integral part of these financial statements.

Mooney Aerospace Group, LTD
Note to the Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements have been prepared by Mooney Aerospace Group, Ltd. (together with its wholly-owned subsidiary Mooney Airplane Company, Inc., the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission "SEC". The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB. The results of the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Unless otherwise noted or required by the context, references to "we", "our", "us" or the "Company" mean Mooney Aerospace Group Ltd. together with its wholly-owned subsidiary, Mooney Airplane Company, Inc.

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

During 2006 we intend to focus our efforts on the following:

      o Restructuring and strengthening our balance sheet in order to reduce or eliminate our working capital deficit;

      o Expanding our marketing efforts for the anticipated launch of our new model;

      o     Reduction of manufacturing costs;

      o     Product development

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to investments, long-lived assets, deferred tax assets, other liabilities and revenue recognition. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition - As a routine matter aircraft are paid for on delivery date. We recognize revenue on substantially all aircraft sales and parts and service sales when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and
4) collectibility is reasonably assured.

Inventory Obsolescence - We provide an inventory excess and obsolescence allowance for any portion of any inventory item valued at cost that has not been used for three years. This allowance has been decreasing over time as sales volumes have increased and we anticipate that trend to continue.

Valuation of Inventory - Inventory consists of raw materials, work in process and finished goods and is stated at the lower of cost or market value.

For further information regarding the significant accounting policies that we use in preparing our consolidated financial statements see our December 31, 2005 consolidated financial statements contained in our Form 10-KSB for 2005.

Results of Operations

Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005:

Net Sales

We derive revenue from the sale of aircraft, parts and service. During the first quarter of 2006, our net sales increased by $948,000 or 10.1%, to $10,333,000 from $9,385,000 during the first quarter of 2005. The increase in net sales was primarily due to increases in revenues attributable to sales of new aircraft. Revenues from new aircraft sales increased primarily due to an improved product sales mix, lower sales discounts and higher average sales prices. We delivered 20 aircraft in both the first quarter of 2006 and the first quarter of 2005.

Cost of Sales

During the first quarter of 2006, cost of sales increased by $1,328,000, or 16.5%, to $9,363,000 from $8,035,000 during the first quarter of 2005. As a percentage of net sales, cost of sales increased to 90.6% of net sales in 2006 compared to 85.6% of net sales in 2005. The increase in cost of sales was primarily due to an increase in the number of manufacturing employees associated with the higher levels of production capacity, increases in the cost of materials used in the production of aircraft and a change in product sales mix toward aircraft that have a higher manufacturing cost.

Gross Profit

During the first quarter of 2006, our gross profit decreased by $380,000, or 28.1%, to $970,000 from $1,350,000 during the first quarter of 2005. The decrease in gross profit was due to higher cost of sales partially offset by higher net sales. Gross profit was 9.4% of net sales in 2006 compared with 14.4% of net sales in 2005.

Research and Development

Research and development expenses increased by $29,000, or 9.9%, to $321,000 in the first quarter of 2006 from $292,000 in the first quarter of 2005. Research and development expenses were 3.1% of net sales in both periods.

Selling and Support

During the first quarter of 2006, selling and support expenses decreased by $369,000, or 29.0%, to $905,000 from $1,274,000 during the first quarter of
2005. Selling and support expenses were 8.8% of net sales in 2006 compared to 13.6% of net sales in the first quarter of 2005. The decrease in selling and support expenses was primarily due to lower marketing and trade show expenses.

General and Administrative

General and administrative expenses increased by $635,000, or 42.7%, to $2,123,000 during the first quarter of 2006 from $1,488,000 during the first quarter of 2005. General and administrative expenses were 20.5% of net sales in the first quarter of 2006 compared with 15.9% of net sales during the first quarter of 2005. The increase in general and administrative expenses in the first quarter of 2006 is primarily attributable to an increase in product liability insurance costs and professional fees incurred in connection with a review and evaluation of our balance sheet and capital structure and improvements to our manufacturing process.

Interest Expense

Interest expense decreased by $115,000, or 11.0%, to $932,000 during the first quarter of 2006 from $1,047,000 in the first quarter of 2005. During the twelve months ended December 31, 2005 and the three months ended March 31, 2006, our stockholders loaned us $9,684,000 and $800,000 respectively. The terms of these loans are in the process of being determined and may include an option to convert into equity.

Net Loss

The Company's net loss increased by $573,000, or 21.0%, to $3,308,000 during the first quarter of 2006 from $2,735,000 in the first quarter of 2005 primarily due to lower gross profit and higher general and administrative expenses partially offset by lower selling and support expenses.

Liquidity and Capital Resources:

Net cash used in operating activities decreased to $565,000 in the first quarter of 2006 from $2,230,000 in the first quarter of 2005. The improvement was primarily due to the decrease in working capital during the first quarter of 2006 compared with the first quarter of 2005 partially offset by the increase in the Company's net loss.

During the first quarter of 2006, the Company used $394,000 of cash in investing activities for the purchase of property and equipment compared with $195,000 in the first quarter of 2005.

Net cash provided by financing activities decreased to $389,000 in the first quarter of 2006 compared with $3,483,000 in the first quarter of 2005. The net cash provided by financing activities in 2006 was primarily attributable to additional stockholder loans offset by payments on a loan incurred in connection with the financing of insurance premiums.

Our balance sheet is highly leveraged. As of March 31, 2006, we had approximately $50.1 million of indebtedness and were in default of several of our debt agreements. To date, our lenders have not demanded payment. Although we are negotiating with them to cure the defaults or restructure the debt, there can be no assurance that we will be able to reach an agreement. A demand for payment by our lenders would likely result in insolvency and an inability to continue operations. Our high level of debt may make it more difficult or impossible to obtain additional financing for working capital, capital expenditures and other purposes.

We have substantial liquidity needs in the operation of our business. Because substantially all of our assets are encumbered and some of our existing debt agreements contain restrictions against additional borrowing, the options available to us for additional financing are limited. We will need to obtain additional financing to continue the production of new aircraft and spare parts and to develop the business in general. Failure to obtain such additional financing would have a material adverse effect on our business and prospects and could require that we severely limit or cease our operations. Additional financing may not be available on acceptable terms or at all.

Risk Factors

We have a substantial amount of debt and are in default of several of our debt agreements; a demand for payment by our lenders would likely result in insolvency.

The Company is highly leveraged. As of March 31, 2006, we had approximately $50.1 million of indebtedness and were in default of several of our debt agreements. To date, the lenders have not demanded payment. We are negotiating with them to cure the defaults or restructure the debt; there can be no assurance that we will be able to reach an agreement . A demand for payment by our lenders would likely result in insolvency and an inability to continue operations. Our high level of debt may make it more difficult or impossible to obtain additional financing for working capital, capital expenditures and other purposes. The Company may be more highly leveraged than its competitors thereby placing it at a competitive disadvantage. Our high degree of leverage makes us more vulnerable to a downturn in our business or the economy generally.

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

To date, we have incurred significant losses. At March 31, 2006, we had an accumulated deficit of approximately $170,294,000. We incurred net losses of $13,553,000 in 2005, and $3,308,000 in the first quarter of 2006. Losses prior to 2004 resulted principally from significant costs associated with the development of the Jetcruzer 500 and the acquisition of Mooney. We expect to incur further losses in the future due to significant costs associated with manufacturing our aircraft, maintaining the necessary regulatory approvals, and marketing and selling our aircraft. There can be no assurance that sales of our aircraft will generate sufficient revenues to fund our continuing operations, that we will generate positive cash flow from our operations, or that we will attain or thereafter sustain profitability in any future period. If we do not begin to generate profits, we may be forced to cease or curtail our operations.

We will need additional financing; failure to obtain financing could lead to a cessation or curtailment of our operations.

We have substantial liquidity needs in the operation of our business. Because substantially all of our assets are encumbered and some of our existing debt agreements contain restrictions against additional borrowing, the options available to us for additional financing are limited. We will need to obtain additional financing to continue the production of new aircraft and spare parts and to develop the business in general. Failure to obtain such additional financing would have a material adverse effect on our business and prospects and could require that we severely limit or cease our operations. Additional financing may not be available on acceptable terms or at all.

During the twelve months ended December 31, 2005 and the three months ended March 31, 2006, our stockholders loaned us $9,684,000 and $800,000, respectively. The terms of these loans are in the process of being determined and may include the option of converting into equity. No interest has been recorded on these loans. Therefore, any interest payable will increase our net loss and our stockholders' deficit.

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

Future sales of common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), or otherwise, could have an adverse effect on the price of our securities. As of March 31, 2006, Mooney had 10,631,071 outstanding shares of Common Stock, plus loans issued under various agreements convertible into shares of common stock. Sales of common stock, or the possibility of such sales, in the public market may adversely affect the market price of the securities offered hereby.

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

Item 3. Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of its management, including the principal executive officer and principal financial officer. Based on this evaluation, the Company has concluded that the design and operation of our disclosure controls and procedures are not effective. This determination was made due to the following factors:

      o the number of employees of the Company has increased from 168 at the start of the 2003 fiscal year to 378 at the end of March 2006, and
      o     the corporate ERP system was replaced in 2005.

It is therefore the belief of the management of the Company that the internal controls needed to be reevaluated and updated to meet its current needs. However, there is no evidence that any material misstatements occurred as a result of the need to update its internal controls. The specific weakness found involved the segregation of duties within the Company's finance department. Accordingly, the Company begun reorganizing the functions of the finance department during 2005 and will continue this process during 2006. In addition, the Company has retained outside consultants with expertise in internal controls to assist with the update and implementation of control procedures.

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

There was no change in the Company's internal control over financial reporting during the first quarter that has materially affected the Company's internal controls over financial reporting.

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The company has the following legal matters pending.

On March 28, 2005, Milisa K. Riser, M.D., Administrator of the Estate of Franklin M. Rizer, M.D. filed a complaint in the Court of Common Pleas of Trumbull County in Warren, Ohio against Mooney Aerospace Group Limited, its wholly-owned subsidiary, Mooney Airplane Company, Inc. and others. The plaintiff has asserted claims of strict liability, negligence and breach of warranty and is seeking compensatory and punitive damages in connection with an airplane crash in which Mr. Rizer died. The case is in the early stages of discovery and while the Company believes that it has meritorious defenses, no assurance can be given of a favorable outcome. In the event of an unfavorable outcome, some of the damages may not be covered by insurance. If insurance coverage is limited or not available or if the damages significantly exceed the amount of insurance that is available, an unfavorable outcome would have a material adverse effect on the Company's operating results and financial condition.

A lawsuit is pending in the Circuit Court of Clinton County, Michigan; Chad Collins and Colleen Denise Collins, Plaintiffs, v. Mooney Aircraft Corporation, Mooney Airplane Company, Inc., et al., involving a breach of warranty and bodily injury claim for an aircraft purchased in 2001, prior to the Mooney Airplane Company Inc. asset purchase. Management believes that the likelihood of an adverse judgment is remote.

Two consolidated lawsuits are pending in the Civil District court of the Parish of New Orleans, LA.; Lester A. Bautista, et al., Plaintiffs, v. Mooney Airplane Company, Inc. The case involves an aircraft purchased in 1992, prior to Mooney Airplane Company, Inc.'s asset purchase. Management believes that the likelihood of an adverse judgment is remote.

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

A lawsuit entitled Advance Aerodynamics & Structures, Inc. et al., v. AVAQ Group, Inc. and Paul S. Dopp was filed in the Western District of Texas, San Antonio Division. The action alleges affirmative claims for declaratory relief made by the company and two of its present or former officers against defendants for alleged claims arising out of the acquisition of the assets of Mooney Aircraft Corporation. Judgment was rendered denying all claims. Paul Dopp subsequently filed pleadings in the Mooney Aircraft Corporation chapter 7 bankruptcy case in San Antonio alleging fraud by former management during the bankruptcy proceedings. The court in a letter dated August 26, 2004, referred the allegations of Mr. Dopp to the appropriate governmental agencies for investigation. To date, there has been no communications regarding this matter to Mooney by the governmental agencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the twelve months ended December 31, 2005 and the three months ended March 31, 2006, our stockholders loaned us $9,684,000 and $800,000, respectively. The terms of these loans are in the process of being determined and may include an option to convert into equity.

Item 3. Defaults Upon Senior Securities

Under the terms of its debt agreement with Business Loan Express ("BLX") the Company is required to maintain a minimum current ratio of at least 1.25 to 1. In addition, the Company's debt to equity ratio cannot exceed 7 to 1. Although the Company is current on payments of principal and interest, it is in default of the current and debt to equity ratios. At March 31, 2006, the balance outstanding on the BLX note was $4.8 million.

At March 31, 2006, the Company was in default of the $1.0 non-interest bearing note payable to Libra Finance. The note was due February 7, 2005. The Company was also in default on the payment of principal and interest on the note payable to Guarantee & Finance that was due April 5, 2005. At March 31, 2005, approximately $1.2 million was owed to Guarantee & Finance for principal and interest.

On March 7, 2005, the holders of the Company's 17.5% notes payable called the notes for payment. The Company was unable to pay the principal and interest then due. At March 31, 2006, principal and accrued interest totaled approximately $4.8 million. As a result of cross default provisions, the Company was in default of its senior secured debentures, 8% notes payable and revolving credit agreements. At March 31, 2006, outstanding principal and accrued interest under these agreements totaled approximately $33.5 million.

The Company is negotiating with its lenders to cure the defaults.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

      Unresolved Staff Comments

On May 12, 2005, the Company received a comment letter from the staff of the Division of Corporation Finance of the Securities and Exchange Commission in connection with its review of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. In July 2005 we responded to the staff's comments and filed an amended Form 10-KSB for the fiscal year ended December 31, 2004.

On October 26, 2005, we received a second letter from the SEC informing us that they had reviewed our Quarterly Report on Form 10-QSB for the period ended June 30, 2005 and our responses to their May 12, 2005 letter and had additional comments. In December 2005 we responded to the comments included in the SEC's second letter. On March 23, 2006 we received a third letter from the SEC notifying us that they had reviewed our responses to their previous letter as well as our Quarterly Report on Form 10-QSB for the period ended September 30, 2005.

The substance of the SEC's comments is summarized as follows:

      o The staff has asked us to explain why we did not utilize "fresh start" accounting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" at the time the we emerged from bankruptcy in December 2004.

      o In December 2004, we recorded a gain on forgiveness of debt of $1,033,000 based upon the new shares of common stock that were issued at the time we emerged from bankruptcy. The staff has asked us to provide them with details of the components of the gain and to disclose the components in the footnotes to our financial statements.

      o In May 2004 we transferred our ownership interest in Mooney Airplane Company ("MAC") to Allen Holding & Finance Ltd. ("AHF"). In December 2004 we re-acquired MAC from AHF. The staff has asked us to provide them with additional information regarding the transfer and re-acquisition of MAC.

The SEC has requested that we amend our prior filings where appropriate with respect to the preceding matters. We are in the process of responding to the comments contained in the SEC's latest letter.

Item 6. Exhibits and Reports on Form 8-K.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MOONEY AEROSPACE GROUP, LTD.

Date:  May 15, 2006                  By:  /s/ Gretchen L. Jahn
                                          --------------------------------------
                                          Gretchen L. Jahn
                                          President and Chief Executive Officer

Date:  May 15, 2006                  By:  /s/ Barry Hodkin
                                          --------------------------------------
                                          Barry Hodkin
                                          Chief Financial Officer, Secretary
                                          and Treasurer

                                  EXHIBIT INDEX

Exhibit
   No.        Description
-------       -----------
31.1          Certification of the Chief Executive Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

31.2          Certification of the Chief Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

32.1          Certification of the Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2          Certification of the Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.