Form 10QSB
period 2006-06-30
MOONEY AEROSPACE GROUP LTD
filed 2006-08-21
CIK 1019825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                                                                  Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,631,071 shares of common stock as of August 18, 2006

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                   MOONEY AEROSPACE GROUP, LTD. AND SUBSIDIARY

                                      Index

                                                                                     Page
                                                                                    Number
                                                                                    ------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                   Consolidated Balance Sheets as of June 30, 2006 (unaudited)
                     and December 31, 2005 (audited) (restated)                        3

                   Consolidated Statements of Operations for the Three Months and
                     Six Months ended June 30, 2006 and 2005 (unaudited)               4

                   Consolidated Statements of Cash Flows for the
                     Six Months ended June 30, 2006 and 2005 (unaudited)               5

                   Notes to Consolidated Financial Statements                          6

         Item 2. Management's Discussion and Analysis or Plan of Operations            7

         Item 3. Controls and Procedures                                              15

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                    16

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          16

         Item 3. Defaults Upon Senior Securities                                      17

         Item 4. Submission of Matters to a Vote of Security Holders                  17

         Item 5. Other Information                                                    18

         Item 6. Exhibits and Reports on Form 8-K                                     19

SIGNATURES                                                                            20

EXHIBIT INDEX                                                                         21

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   Mooney Aerospace Group, Ltd. and Subsidiary
                           Consolidated Balance Sheets

                                                                              Restated
                                                           June 30, 2006    Dec. 31, 2005
                                                           -------------    -------------
                                                            (unaudited)       (audited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                $     364,000    $     637,000
  Accounts receivable                                            448,000          393,000
  Other receivables                                                   --          636,000
  Inventory                                                   14,060,000       13,910,000
  Prepaid expenses and other current assets                    1,514,000        1,794,000
                                                           -------------    -------------
    Total current assets                                      16,386,000       17,370,000
                                                           -------------    -------------
Property and Equipment - at cost, net of accumulated
  depreciation and amortization                                4,516,000        4,529,000
Trade Name                                                     1,802,000        1,802,000
Other Assets                                                     238,000          243,000
                                                           -------------    -------------
                                                               6,556,000        6,574,000
                                                           -------------    -------------
                                                           $  22,942,000    $  23,944,000
                                                           =============    =============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable                                         $   3,219,000    $   1,289,000
  Accrued taxes and expenses                                   3,789,000        3,713,000
  Accrued interest and penalties                               6,560,000        4,873,000
  Notes payable, current portion                               6,019,000        6,407,000
  Note payable, revolver                                       6,250,000        6,250,000
  Loans from stockholders                                     11,784,000        9,684,000
  Secured debentures                                          19,534,000       19,534,000
                                                           -------------    -------------
Total current liabilities                                     57,155,000       51,750,000
                                                           -------------    -------------
Notes Payable                                                  7,844,000        7,879,000
Environmental Cleanup Liability                                       --          265,000
Stockholders' Deficiency
  Common stock, $0.0001 par value; 50,000,000 shares
    authorized; shares issued and outstanding 10,631,071           1,000            1,000
  Additional paid-in capital                                 117,771,000      117,771,000
  Accumulated deficit                                       (159,829,000)    (153,722,000)
                                                           -------------    -------------
                                                             (42,057,000)     (35,950,000)
                                                           -------------    -------------
                                                           $  22,942,000    $  23,944,000
                                                           =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   Mooney Aerospace Group, Ltd. and Subsidiary
                      Consolidated Statements of Operations
            Three Months and Six Months Ended June 30, 2006 and 2005

                                         Three Months Ended June 30,   Six Months Ended June 30,
                                         ---------------------------   ---------------------------
                                              2006          2005           2006          2005
                                          -----------   -----------     -----------   -----------
                                            unaudited    unaudited        unaudited     unaudited
Net Sales                                 $11,100,000   $11,141,000     $21,433,000   $20,526,000
Cost of Sales                               9,297,000    12,090,000      18,660,000    20,125,000
                                          -----------   -----------     -----------   -----------
Gross Profit                                1,803,000      (949,000)      2,773,000       401,000
                                          -----------   -----------     -----------   -----------
Operating Expenses:
  Research and development expenses           324,000       344,000         645,000       636,000
  Selling and support expenses              1,102,000     1,053,000       2,007,000     2,327,000
  General and administrative expenses       2,152,000     1,776,000       4,275,000     3,264,000
                                          -----------   -----------     -----------   -----------
                                            3,578,000     3,173,000       6,927,000     6,227,000
                                          -----------   -----------     -----------   -----------
Loss from Operations                       (1,775,000)   (4,122,000)     (4,154,000)   (5,826,000)
                                          -----------   -----------     -----------   -----------
Other Income (Expense):
  Other income (expense), net                  15,000        10,000          21,000        24,000
  Amortization of debt issue costs             (2,000)           --          (5,000)           --
  Interest expense                         (1,037,000)     (973,000)     (1,969,000)   (2,020,000)
  Gain on sale of fixed asset                      --        (2,000)             --            --
                                          -----------   -----------     -----------   -----------
                                           (1,024,000)     (965,000)     (1,953,000)   (1,996,000)
                                          -----------   -----------     -----------   -----------
Loss Before Provision for Income Taxes     (2,799,000)   (5,087,000)     (6,107,000)   (7,822,000)
Provision for Income Taxes                         --            --              --            --
                                          -----------   -----------     -----------   -----------
Net Loss                                  $(2,799,000)  $(5,087,000)    $(6,107,000)  $(7,822,000)
                                          ===========   ===========     ===========   ===========
Net Loss Per Share - Basic and Diluted    $     (0.26)  $     (0.48)    $     (0.57)  $     (0.76)
                                          ===========   ===========     ===========   ===========
Weighted Average Shares Outstanding
  Basic                                    10,631,071    10,515,071      10,631,071    10,292,105
                                          ===========   ===========     ===========   ===========
  Diluted                                  10,631,071    10,515,071      10,631,071    10,292,105
                                          ===========   ===========     ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   Mooney Aerospace Group, Ltd. and Subsidiary
                      Consolidated Statements of Cash Flows

                     Six Months Ended June 30, 2006 and 2005

                                                         2006          2005
                                                      -----------   -----------
                                                       unaudited     unaudited
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                            $(6,107,000)  $(7,822,000)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization expense               651,000       438,000
      Amortization of debt issue costs                      5,000            --
  Changes in operating assets and liabilities:
    Accounts and other receivables                        581,000     1,205,000
    Inventory                                            (150,000)    2,278,000
    Prepaid expenses and other current assets             280,000            --
    Other assets                                               --       139,000
    Accounts payable                                    1,930,000    (1,114,000)
    Accrued taxes and expenses                             76,000      (508,000)
    Accrued interest and penalties                      1,687,000     1,793,000
    Environmental cleanup liability                      (265,000)           --
                                                      -----------   -----------
      Net cash used in operating activities            (1,312,000)   (3,591,000)
                                                      -----------   -----------
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                   (638,000)     (490,000)
                                                      -----------   -----------
      Net cash used in investing activities              (638,000)     (490,000)
                                                      -----------   -----------
CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from issuance of notes payable                    --     4,261,000
    Proceeds from stockholder loans                     2,100,000            --
    Payments on notes payable                            (423,000)           --
                                                      -----------   -----------
      Net cash provided by financing activities         1,677,000     4,261,000
                                                      -----------   -----------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                     (273,000)      180,000
CASH AND CASH EQUIVALENTS, Beginning of year              637,000        59,000
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS, End of period              $   364,000   $   239,000
                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                     $   282,000   $   227,000
                                                      ===========   ===========
    Income taxes paid                                 $        --   $        --
                                                      ===========   ===========

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

There were no non-cash investing or financing activities during the six months ended June 30, 2006. During the six months ended June, 2005, holders of the Company's convertible debentures converted $1,148,390 of convertible debentures into 517,298 shares of common stock at $2.22 per share.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Mooney Aerospace Group, LTD
Notes to the Consolidated Financial Statements

NOTE 1 - Basis of Presentation

The unaudited consolidated financial statements have been prepared by Mooney Aerospace Group, Ltd. (together with its wholly-owned subsidiary Mooney Airplane Company, Inc., the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission "SEC". The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures, normally in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB. The results of the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

NOTE 2 - Restatement of Financial Statements

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2004 we determined that we had incorrectly accounted for the transfer of Mooney Airplane Company ("MAC") to Allen Holding & Finance Ltd. ("Allen") in May 2004 and the re-acquisition of MAC from Allen in December 2004. We also discovered an error had been made in the calculation of the gain from forgiveness of debt that we reported in our statement of operations for the year ended December 31, 2004. The correction of these errors resulted in a restatement of additional paid-in capital and retained earnings shown on our Consolidated Balance Sheet at December 31, 2005 as follows:

                                                                  Dec. 31, 2005
                                                                  -------------
Additional paid-in capital prior to restatement                   $ 131,035,000
Transfer and re-acquisition of MAC                                   (8,114,000)
Correction of gain from forgiveness of debt                          (5,150,000)
                                                                  -------------
Additional paid-in capital - Restated                             $ 117,771,000
                                                                  =============

Accumulated deficit prior to restatement                          $(166,986,000)
Transfer and re-acquisition of MAC                                    8,114,000
Correction of gain from forgiveness of debt                           5,150,000
                                                                  -------------
Accumulated deficit - Restated                                    $(153,722,000)
                                                                  =============

NOTE 3 - Stockholder Loans

During the first six months of 2006, one of our stockholders, in a series of transactions, loaned us $2,100,000. The loans bear interest at 17.5% and are convertible, in whole or in part, at the option of the holder, anytime after October 5, 2006 into the Company's common stock at conversion prices ranging from $0.30 to $0.40 per share. During 2005, our stockholders, in a series of transactions, loaned us $9,684,000. The terms of the 2005 loans are in the process of being determined and may include an option to convert some or all of the stockholder loans into equity. No interest has been recorded on the 2005 loans. Therefore, any interest payable will increase our net loss and our stockholders' deficit.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Results of Operations

Comparison of the three and six months ended June 30, 2006 to the three and six months ended June 30 2005

Net Sales

We derive revenues from sales of aircraft, parts and service. Net sales were $11,100,000 during the three months ended June 30, 2006 compared with net sales of $11,141,000 during the three months ended June 30, 2005. During the first six months of 2006, our net sales increased by $907,000, or 4.4%, to $21,433,000 from $20,526,000 during the first six months of 2005. We delivered 22 planes during the three months ended June 30, 2006 compared with 23 planes delivered during the three months ended June 30, 2005. During the first six months of 2006 we delivered 42 planes compared with 43 planes delivered during the first six months of 2005. The increase in net sales during the first six months of 2006 compared with the first six months of 2005 was primarily attributable to improved product sales mix, lower sales discounts, higher average sales prices and higher service revenues.

Gross Profit

Gross profit improved by $2,752,000 to $1,803,000, or 16.2% of sales, during the three months ended June 30, 2006 from a loss of $949,000, or 8.5% of sales, during the comparable period in 2005.

During the first six months of 2006, gross profit increased by $2,372,000 to $2,773,000, or 12.9% of sales, from $401,000, or 2.0% of sales in the first six months of 2005. Gross margin for the three and six month periods ended June 30, 2005 was adversely impacted by an adjustment of $250,000 to increase the Company's inventory obsolescence reserve.

Research and Development

Research and development expenses were $324,000, or 2.9% of sales, for the three months ended June 30, 2006 compared with $344,000, or 3.0% of sales, for the three months ended June 30, 2005.

For the six months ended June 30, 2006, research and development expenses were $645,000, or 3.0% of sales, compared with $636,000, or 3.1% of sales, for the six months ended June 30, 2005.

Selling and Support

Selling and support expenses increased by $49,000, or 4.7%, from $1,053,000 for the three months ended June 30, 2005 to $1,102,000 for the three months ended June 20, 2006. During the first six months of 2006, selling and support expenses decreased by $320,000, or 13.8%, to $2,007,000 from $2,327,000 during the first six months of 2005.

Selling and support expenses were 9.9% of net sales during the three months ended June 30, 2006 and 9.5% of net sales during the three months ended June 30, 2005. For the six months, selling and support expenses were 9.4% of net sales in 2006 compared with 11.3% of net sales in 2005. The decrease in selling and support for the six months ended June 30, 2006 compared with 2005 was primarily attributable to lower marketing and trade show expenses.

General and Administrative Expenses

General and administrative expenses increased by $376,000, or 21.2%, during the three months ended June 30, 2006 to $2,152,000 in 2006 from $1,776,000 in 2005.
General and administrative expenses were 19.4% of net sales during the three months ended June 30, 2006 compared with 15.9% of net sales for the comparable period in 2005.

For the six months, general and administrative expenses increased by $1,011,000, or 31.0%, to $4,275,000 in 2006 from $3,264,000 in 2005. General and administrative expenses were 19.9% of net sales during the six months ended June 30, 2006 compared with 15.9% of net sales for the comparable period in 2005. The increase in general and administrative expenses for both the three month and six month periods is primarily attributable to legal and financial advisory services incurred in connection with the restructuring of our balance sheet.

Interest Expense

Interest expense increased by $64,000, or 6.6%, during the three months ended June 30, 2006 to $1,037,000 from $973,000 during the comparable period in 2005. Interest expense was 9.3% of net sales during the three months ended June 30, 2006 compared with 8.7% of net sales for the comparable period in 2005.

For the six months, interest expense decreased by $51,000, or 2.5%, to $1,969,000 in 2006 from $2,020,000 in 2005. Interest expense was 9.2% of net sales during the six months ended June 30, 2006 compared with 9.8% of net sales for the comparable period in 2005.

Net Loss

The Company's net loss for the three months ended June 30, 2006 decreased by $2,288,000, or 45.0%, from $5,087,000 in 2005 to $2,799,000 in 2006. The decrease in the net loss was primarily attributable to the improvement in gross profit.

The Company's net loss for the six months ended June 30, 2006 decreased by $1,715,000, or 21.9%, from $7,822,000 in 2005 to $6,107,000 in 2006. The decrease in the net loss was primarily attributable to the improvement in gross profit and lower selling and support expenses partially offset by higher general and administrative expenses.

Liquidity and Capital Resources:

Net cash used in operating activities decreased to $1,312,000 in the first six months of 2006 from $3,591,000 in the first six months of 2005. The improvement was primarily due to a lower investment in working capital and a smaller net loss in the first six months of 2006 compared to the first six months of 2005.

During the first six months of 2006, the Company used $638,000 of cash in investing activities for the purchase of property and equipment compared with $490,000 in the first six months of 2005.

Net cash provided by financing activities decreased to $1,677,000 in the first six months of 2006 compared with $4,261,000 in the first six months of 2005. The net cash provided by financing activities in 2006 was primarily attributable to additional stockholder loans offset by payments on a loan incurred in connection with the financing of insurance premiums. During the first six months of 2006, one of our stockholders, in a series of transactions, loaned us $2,100,000. The loans bear interest at 17.5% and are convertible, in whole or in part, at the option of the holder, anytime after October 5, 2006 into the Company's common stock at conversion prices ranging from $0.30 to $0.40 per share. During 2005, our stockholders, in a series of transactions, loaned us $9,684,000. The terms of the 2005 loans are in the process of being determined and may include an option to convert some or all of the stockholder loans into equity. No interest has been recorded on the 2005 loans. Therefore, any interest payable will increase our net loss and our stockholders' deficit.

Our balance sheet is highly leveraged. As of June 30, 2006, we had approximately $51.4 million of indebtedness and were in default of indebtedness totaling $39.6 million. To date, our lenders have not demanded payment. We are negotiating with our lenders to cure the defaults by restructuring the terms of these loans. However, there can be no assurance that we will be able to reach an agreement with our lenders to cure the defaults. A demand for payment by our lenders would likely result in insolvency and an inability to continue operations. Our high level of debt may make it extremely difficult or impossible to obtain additional financing for working capital, capital expenditures and other purposes.

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

The Company is highly leveraged. As of June 30, 2006, we had approximately $51.4 million of indebtedness and as of the date of the filing of this Form 10-QSB, the Company is in default of approximately $39.6 million of indebtedness. To date, the lenders have not demanded payment. We are negotiating with them to cure the defaults by restructuring the terms of these loans. However; there can be no assurance that we will be able to reach an agreement with our lenders to cure the defaults. A demand for payment by our lenders would likely result in insolvency and an inability to continue operations. Our high level of debt may make it extremely difficult or impossible to obtain additional financing for working capital, capital expenditures and other purposes. We also believe that the Company is more highly leveraged than its competitors thereby placing it at a competitive disadvantage. Our high degree of leverage makes us more vulnerable to a downturn in our business or the economy generally.

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

To date, we have incurred significant losses. At June 30, 2006, we had an accumulated deficit of approximately $159,829,000. We incurred net losses of $13,553,000 in 2005, and $6,107,000 in the first six months of 2006. Losses prior to 2004 resulted principally from significant costs associated with the development of the Jetcruzer 500 and the acquisition of Mooney. We expect to incur further losses in the future due to significant costs associated with manufacturing our aircraft, maintaining the necessary regulatory approvals, and marketing and selling our aircraft. There can be no assurance that sales of our aircraft will generate sufficient revenues to fund our continuing operations, that we will generate positive cash flow from our operations, or that we will attain or thereafter sustain profitability in any future period. If we do not begin to generate profits, we may be forced to cease or curtail our operations.

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

During the twelve months ended December 31, 2005 and the six months ended June 30, 2006, our stockholders loaned us $9,684,000 (the "2005 Stockholder Loans") and $2,100,000 (the "2006 Stockholder Loans"), respectively. The terms of the 2006 Stockholder Loans were determined subsequent to June 30, 2006. The 2006 Stockholder Loans bear interest at the rate of 17.5% per annum and are convertible in whole or in part, at the option of the lender, into shares of the Company's common stock at any time on or after October 5, 2006, at a price ranging from $0.30 to $0.40 per share. The terms of the 2005 Stockholder Loans are in the process of being determined and may include an option to convert some or all of the stockholder loans into equity. No interest has been recorded on these loans. Therefore, any interest payable will increase our net loss and our stockholders' deficit.

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

Because the failure of an aircraft manufactured by us or any other mishap involving such an aircraft may result in physical injury or death to the occupants of the aircraft or others, we could be subject to lawsuits involving product liability claims, which lawsuits may involve claims for substantial sums. Although we have obtained product liability insurance, such insurance is expensive and subject to various coverage exclusions and may not be obtainable by us in the future on acceptable terms or at all. Further, should we become involved in product liability litigation, the expenses and damages awarded could be large, and the scope of any coverage may be inadequate. Moreover, in light of our current financial situation, any judgment against us in excess of any available insurance could have a material adverse effect on our available working capital and could cause us to have to cease operations or seek protection under federal bankruptcy laws, or otherwise. Increased insurance costs and/or liability costs could require an increase in the price of our aircraft and therefore could have a negative impact on sales.

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

Future sales of common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), or otherwise, could have an adverse effect on the price of our securities. As of June 30, 2006, Mooney had 10,631,071 outstanding shares of Common Stock, plus loans issued under various agreements convertible into shares of common stock. Sales of common stock, or the possibility of such sales, in the public market may adversely affect the market price of the securities offered hereby. During the first seven months of 2006, one of our stockholders, in a series of transactions, loaned us $3,700,000, which loans (together with accruing interest) are convertible, in whole or in part, at the option of the holder, anytime on or after October 5, 2006 into common stock at conversion prices ranging from $0.30 to $0.40 per share. These loans were made by a single lender, Alpha Capital Anstalt ("Alpha Capital"). In connection with a recent filing by Alpha Capital, and three other stockholders owning 6,217,373 shares of common stock, these four parties indicated a desire to effect a "going private" transaction for Mooney. During 2005, our stockholders, in a series of transactions, loaned us $9,684,000. The terms of these loans are in the process of being determined and may include an option to convert some or all of the stockholder loans into equity.

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

Item 3. Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of its management, including the principal executive officer and principal financial officer. Based on this evaluation, the Company has concluded that the design and operation of our disclosure controls and procedures are not effective. This determination was made due to the following factors:

      o the number of employees of the Company has increased from 168 at the start of the 2003 fiscal year to 378 at the end of June 2006, and

      o     the corporate ERP system was replaced in 2005.

It is therefore the belief of the management of the Company that the internal controls need to be reevaluated and updated to meet its current needs. However, there is no evidence that any material misstatements occurred as a result of the need to update its internal controls. The specific weakness found involved the segregation of duties within the Company's finance department. Accordingly, the Company began reorganizing the functions of the finance department during 2005 and will continue this process during 2006. In addition, the Company has retained outside consultants with expertise in internal controls to assist with the update and implementation of control procedures.

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

There was no change in the Company's internal control over financial reporting during the second quarter that has materially affected the Company's internal controls over financial reporting.

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The company has the following legal matters pending.

On March 28, 2005, Milisa K. Riser, M.D., Administrator of the Estate of Franklin M. Rizer, M.D. filed a complaint in the Court of Common Pleas of Trumbull County in Warren, Ohio against Mooney Aerospace Group Limited, its wholly-owned subsidiary, Mooney Airplane Company, Inc. and others. The plaintiff has asserted claims of strict liability, negligence and breach of warranty and is seeking recovery of alleged actual and punitive damages in connection with an airplane crash in which Mr. Rizer died. The case is in the early stages of discovery and while the Company believes that it has meritorious defenses, no assurance can be given of a favorable outcome. In the event of an unfavorable outcome, some of the damages may not be covered by insurance. If insurance coverage is limited or not available or if the damages significantly exceed the amount of insurance that is available, an unfavorable outcome would have a material adverse effect on the Company's operating results and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the twelve months ended December 31, 2005, our stockholders loaned us $9,684,000 (the "2005 Stockholder Loans"). On August 9, 2006, the Company entered into a definitive agreement with Alpha Capital Anstalt (the "Lender") whereby the Company issued an unsecured promissory note to the Lender in the principal amount of $600,000 (the "August Note"). The August Note was due and payable on August 15, 2006. The Company was unable to repay the August Note on the due date. As a result, the interest rate on the August Note increased from the stated rate of 17.5% to 19.9% per annum and the August Note became convertible, at the option of the Lender, into the Company's common stock at a conversion price of $0.275 per share. In addition to the August Note, the Lender previously provided other loans (the "Prior Notes") to the Company in a series of transactions from January 2006 through July 2006, the principal of which loans total $3,700,000 (including loans totaling $2,100,000 through June 30, 2006). The Prior Notes bear interest at 17.5% per annum and are convertible into the Company's common stock, in whole or in part, at the option of the holder, at any time on or after October 5, 2006, at a price ranging from $0.30 to $0.40 per share. The Prior Notes are due and payable two years from the date of issuance and are unsecured. Each of the August Note and the Prior Notes were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended, to a single accredited investor. The August Note has no registration rights. The Prior Notes contain future registration rights. The terms of the 2005 Stockholder Loans are in the process of being determined and may include an option to convert some or all of the loans into equity. No interest has been recorded on the 2005 Stockholder Loans. Therefore, any interest payable will increase our net loss and our stockholders' deficit.

Item 3. Defaults Upon Senior Securities

As of the date of the filing of this Form 10-QSB, the Company is in default of approximately $39.6 million of indebtedness as follows:

      (a) Under the terms of its debt agreement with Business Loan Express ("BLX") the Company is required to maintain a minimum current ratio of at least 1.25 to 1. In addition, the Company's debt to equity ratio cannot exceed 7 to 1. Although the Company is current on payments of principal and interest, it is in default of the current and debt to equity ratios. At June 30, 2006, outstanding principal and accrued interest on the BLX note were $4.8 million and $0.1 million, respectively.

      (b) At June 30, 2006, the Company was in default on the payment of a $1.0 million non-interest bearing note payable to Libra Finance. The note was due February 7, 2005.

      (c) The Company was also in default on the payment of principal and interest on the note payable to Guarantee & Finance that was due April 5, 2005. At June 30, 2006, outstanding principal and accrued interest on the Guaranty & Finance note were $1.0 million and $0.2 million, respectively.

      (d) On March 7, 2005, the holders of the Company's 17.5% notes payable called the notes for payment. The Company was unable to pay the principal and interest then due. At June 30, 2006, principal and accrued interest on the 17.5% notes were $4.0 million and $1.0 million, respectively.

      (e) The Company is in default on the payment of principal and interest on its secured debentures. At June 30, 2006, principal and accrued interest on the secured debentures were $19.5 million and $3.4 million, respectively.

      (f) As a result of cross default provisions, the Company was in default of its 8% notes payable and revolving credit agreements. At June 30, 2006, outstanding principal and accrued interest under these agreements totaled $9.3 million and $1.8 million, respectively.

      (g) On August 9, 2006, the Company entered into a definitive agreement with Alpha Capital Anstalt (the "Lender") whereby the Company issued an unsecured promissory note to the Lender in the principal amount of $600,000 (the "August Note"). The August Note was due and payable on August 15, 2006. The Company was unable to repay the August Note and the Company is now in default.

The Company is negotiating with its lenders to cure the defaults by restructuring the terms of these loans.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

      1. Possible "Going Private" Transaction. On August 7, 2006, four investors purporting to hold 7,185,385 shares of common stock and debt convertible into 5,727,373 shares of common stock filed a Form 13-D with the Securities and Exchange Commission ("SEC"). These four investors, Alpha Capital Aktiengesellschaft, Allen Holding & Finance, Ltd., Esquire Trade & Finance Inc. and Tusk Investments Ltd. stated in the filing as follows:

      "The filing persons, some of whom hold debt of the Issuer, have agreed to cooperate in an effort to attempt to cause the Issuer to be privatized and its indebtedness to be recapitalized. To effectuate such privatization and recapitalization, the filing persons intend to conduct negotiations with holders of the Issuer's outstanding indebtedness, some of whom are also stockholders of the Issuer. If such negotiations are successful, the filing persons expect that holders of more than 90% of the Issuer's outstanding common stock would agree to exchange their common stock of the Issuer for stock in a newly formed entity which would merge with and into the Issuer, thereby effectuating the privatization. In connection with the merger, if and when completed, the reporting persons expect that the parties to the privatization would also agree to recapitalize their indebtedness of the Issuer."

      2. Unresolved Staff Comments. On May 12, 2005, the Company received a comment letter from the staff of the Division of Corporation Finance of the Securities and Exchange Commission in connection with its review of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. In July 2005 we responded to the staff's comments and filed an amended Form 10-KSB for the fiscal year ended December 31, 2004.

On October 26, 2005, we received a second letter from the SEC informing us that they had reviewed our Quarterly Report on Form 10-QSB for the period ended June 30, 2005 and our responses to their May 12, 2005 letter and had additional comments. In December 2005 we responded to the comments included in the SEC's second letter. On March 23, 2006 we received a third letter from the SEC notifying us that they had reviewed our responses to their previous letter as well as our Quarterly Report on Form 10-QSB for the period ended September 30, 2005. We responded to the SEC's third letter on May 23, 2006.

On June 13, 2006 we received a fourth letter from the SEC informing us that the SEC's staff had reviewed our responses to their previous letter and had additional comments regarding our 2004 financial statements.

The substance of the staff's unresolved comments is summarized as follows:

      o In May 2004 we transferred our ownership interest in Mooney Airplane Company ("MAC") to Allen Holding & Finance Ltd. ("AHF"). In December 2004 we re-acquired MAC from AHF. The staff asked us to provide them with additional information regarding our accounting for the transfer and re-acquisition of MAC.

      o The staff asked for additional details regarding the 9,997,773 shares of common stock issued in connection with our emergence from bankruptcy in December 2004 and the re-acquisition of MAC. The staff has also asked for additional information regarding the $1,033,000 gain that resulted from liabilities that were discharged when we emerged from bankruptcy.

The SEC requested that we restate the 2004 financial statements included in our Form 10-KSB for the year ended December 31, 2005 with respect to the preceding matters. We have restated our statement of operations for the year ended December 31, 2004 and our balance sheets at December 31, 2004 and 2005 as a result of the two matters discussed above and have submitted these and other changes we propose to make to our 2005 Form 10-KSB to the SEC staff and are awaiting their response. As a result of the restatement of our balance sheet at December 31, 2005, additional paid-in capital decreased by $13,264,000 and our accumulated deficit decreased by $13,264,000. There was no change in total stockholders' deficiency.

We expect to file shortly a Form 10-KSB/A addressing these outstanding matters. Based upon discussions with the SEC, we believe that the Form10-KSB/A to be filed will address all remaining outstanding concerns expressed by the SEC in these prior comment letters.

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

                                       MOONEY AEROSPACE GROUP, LTD.


Date: August 21, 2006                 By: /s/ Gretchen L. Jahn
                                          -------------------------------------
                                          Gretchen L. Jahn
                                          President and Chief Executive Officer


Date: August 21, 2006                 By: /s/ Barry Hodkin
                                          -------------------------------------
                                          Barry Hodkin
                                          Chief Financial Officer, Secretary and
                                          Treasurer

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