Form 10KSB/A
period 2005-12-31
MOONEY AEROSPACE GROUP LTD
filed 2006-08-31
CIK 1019825

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

                                 Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                                 Yes |_| No |X|

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

                                 Yes |X| No |_|

The number of shares outstanding of the issuer's common stock as of March 31, 2006 was 10,631,071

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I

This Amended Annual Report on Form 10-KSB reflects changes resulting from the restatement of our 2004 financial statements. We have restated our 2004 financial statements to (1) reflect the transfer of Mooney Airplane Company, Inc. ("MAC") to Allen Holding & Finance Ltd. ("Allen") in May 2004 and our subsequent re-acquisition of MAC from Allen in December 2004; (2) correct an error in the calculation of the gain from the forgiveness of debt in connection with our emergence from bankruptcy in December 2004 and revise our disclosures related thereto; (3) correct amounts presented in the Consolidated Statement of Stockholders' Deficiency and footnotes to the consolidated financial statements; and (4) corrected 2004's high and low stock prices set forth in Part II, Item 5.

Item 1. Description of Business

Cautionary statement for purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995.

Certain statements contained in this Amended Annual Report on Securities and Exchange Commission ("SEC") Form 10-KSB ("Form 10-KSB") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "intend", "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

                                    Overview

Unless otherwise noted or required by the context, references to "we", "our", "us" or the "Company" mean Mooney Aerospace Group Ltd. and its wholly-owned subsidiary, Mooney Airplane Company, Inc.

Mooney Aerospace Group Ltd. ("MNYG") was organized in 1990 to design, develop, manufacture and market general aviation aircraft. During 2002, we recognized a unique opportunity and purchased the assets of Mooney Aircraft Corporation ("MACorp"). MACorp. has produced high-performance, single engine piston aircraft for 60 years. Mooney aircraft are recognized as one of the highest performance four-place piston engine aircraft in commercial production. Over 11,000 airplanes have been manufactured, with over 7,000 now in operation around the world.

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

However, we would have liability for aircraft and parts manufactured after the Asset Purchase. If there are any lawsuits we will incur costs associated with the defense of such claims.

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

The Company is highly leveraged. As of December 31, 2005, we had approximately $49.8 million of indebtedness and are in default of agreements covering approximately $5.9 million of indebtedness. As of the date of the filing of this Form 10-KSB/A, the Company is in default of approximately $25.3 million in indebtedness. To date, the lenders have not demanded payment. We are negotiating with them to cure the defaults by restructuring the terms of these loans; however, there can be no assurance that we will be able to reach an agreement with the lenders to cure the defaults. A demand for payment by our lenders would likely result in insolvency. Our high level of debt may make it extremely difficult or impossible to obtain additional financing for working capital, capital expenditures and other purposes. We also believe that the Company is more highly leveraged than its competitors thereby placing it at a competitive disadvantage. Our high degree of leverage makes us more vulnerable to a downturn in our business or the economy generally.

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

To date, we have incurred significant losses. At December 31, 2005, we had an accumulated deficit of approximately $153,722,000. During the twelve months ended December 31, 2005, we incurred a loss of $13,553,000. In 2004 we reported a net loss of $7,320,000 that included a gain of $6,183,000 resulting from the forgiveness of debt in connection with our emergence from bankruptcy in December 2004. We incurred substantial losses prior to 2004 principally from significant costs associated with the development of the Jetcruzer 500 and the acquisition of Mooney Aircraft Corporation. We expect to incur further losses in the future due to significant costs associated with manufacturing our aircraft, maintaining the necessary regulatory approvals, and marketing and selling our aircraft. There can be no assurance that sales of our aircraft will generate sufficient revenues to fund our continuing operations, that we will generate positive cash flow from our operations, or that we will attain or thereafter sustain profitability in any future period. If we do not begin to generate profits, we may be forced to cease or curtail our operations.

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

At December 31, 2005, the Company had $19.5 million of Secured Debenture Notes ("Debenture Notes") outstanding. The Debenture Notes are due on the third anniversary of the date the Debenture Notes were issued which is either June 16, 2006 or November 7, 2007. The Debenture Notes accrue interest at 8% payable at maturity. Pursuant to the terms of the Company's Amended Plan of Reorganization approved by the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on December 14, 2004, the Debenture Notes were convertible into the Company's common stock. The conversion right expired on October 15, 2005. In addition, pursuant to the Amended Plan of Reorganization, our obligation to pay certain unsecured notes (consisting of principal and interest) that were outstanding on June 10, 2004 and the interest that had accrued on the Debenture Notes through June 10, 2004 was discharged.

On November 13, 2003, we closed a long-term loan with Business Loan Express ("BLX"). This loan is guaranteed by the U. S. Department of Agriculture Business and Industry loan program. This loan is for $5,000,000 to MAC and is secured by many of the assets of the Company, with all unpaid principal and interest due on November 1, 2028.

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

Several stockholders own sufficient shares of our common stock and voting equivalents to singularly determine the results of any stockholder vote and control of our Board of Directors.

As of March 31, 2006, Allen Holding & Finance Ltd. owned 4,925,000 shares of our common stock, Esquire Trade & Finance Inc. owned 363,191 shares of our common stock and Tusk Investments owned 828,182 shares of our common stock. On August 11, 2006, Alpha Capital Aktiengesellschaft ("Alpha Capital"), with these other parties, filed a Schedule 13D with the Securities and Exchange Commission (the "Schedule 13D Filing") which indicated Alpha held beneficial ownership of convertible notes convertible into an additional 5,727,273 shares of our common stock. The Schedule 13D Filing also indicated that these parties intended to act in concert to effect a "going private" transaction for the Company, stating that these parties "have agreed to cooperate in an effort to attempt to cause the Company to be privatized and its indebtedness to be recapitalized."

Accordingly, these parties acting in concert can determine the outcome of all corporate matters requiring stockholder approval, including the election of all of our directors and transactions such as the sale of the Company. Moreover, based upon the current number of shares outstanding, it would be very difficult to obtain shareholder approval for any matter without the consent of Allen Holding & Finance Ltd., which owned approximately 46.3% of our total common stock outstanding at March 31, 2006.

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

Because the failure of an aircraft manufactured by us or any other mishap involving such an aircraft may result in physical injury or death to the occupants of the aircraft or others, we could be subject to lawsuits involving product liability claims, which lawsuits may involve claims for substantial sums. Although we have obtained product liability insurance, such insurance is expensive and subject to various coverage exclusions and may not be obtainable by us in the future on acceptable terms or at all. Further, should we become involved in product liability litigation, the expenses and damages awarded could be large, and the scope of any coverage may be inadequate. . Moreover, in light of our current financial situation, any judgment against us in excess of any available insurance could have a material adverse effect on our available working capital and could cause us to have to cease operations or seek protection under federal bankruptcy laws, or otherwise. Increased insurance costs and/or liability costs could require an increase in the price of our aircraft and therefore could have a negative impact on sales.

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

Our common stock trades on the OTC Bulletin Board an exchange operated by NASDAQ. Consequently, the liquidity of our securities is less than if it was listed on an exchange, not only by the number of securities which can be bought and sold, but also through delays in the timing of the market transactions, reductions in the number and quality of security analysts' and the news media's coverage of us, and volatility in the market price of our common stock.

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

Transfer and Re-acquisition of MAC Shares

During the second quarter of 2004, the Company defaulted on approximately $21,000,000 of its secured debentures. The debentures were secured by the assets and outstanding capital stock of the Company's wholly-owned subsidiary, Mooney Airplane Company. On May 28, 2004, in lieu of foreclosure by the secured debenture holders and to preserve the value of MAC as a going concern, the Company transferred its shares in MAC to Allen Holding & Finance Ltd., as agent for the secured debenture holders pursuant to the terms of a stock purchase agreement. On December 14, 2004, pursuant to the terms of the Company's Amended Plan of Reorganization approved by the Bankruptcy Court, the Company reacquired the MAC shares from Allen in exchange for 5,000,000 shares of common stock to be issued pursuant to the Company's Amended Plan of Reorganization (see "Bankruptcy Proceedings" below).

Bankruptcy Proceedings

On June 10, 2004 the Company filed a voluntary petition in the Bankruptcy Court pursuant to Chapter 11 of Title 11 of the U. S. Code. On December 14, 2004 the Bankruptcy Court confirmed the Company's Amended Plan of Reorganization, which has been fully executed by the Company. On May 5, 2005, the Company received a full discharge pursuant to a final decree issued by the Bankruptcy Court closing the bankruptcy case.

The Amended Plan of Reorganization approved by the Bankruptcy Court included the following provisions:

      1. The Company was authorized to issue up to 50,000,000 shares of new common stock.

      2. On the effective date of the plan, December 14, 2004, the Company's common and preferred stockholders, general unsecured creditors and Allen Holding and Finance Ltd. would receive common stock in the reorganized Company as follows:

            Common stockholders                        200,000              (2)%

            Preferred stockholders                     200,000              (2)%

            General unsecured creditors              4,597,773             (46)%

            Allen Holding & Finance Ltd.             5,000,000             (50)%
                                                 -------------   -------------
                                                     9,997,773            (100)%

            General unsecured creditor claims included approximately $21,000,000 of secured debentures and approximately $10,000,000 of secured debt issued by MAC and guaranteed by the Company. In exchange for 5,000,000 shares of common stock, Allen agreed to transfer the MAC shares back to the Company. The secured debentures continued to be secured by MAC's outstanding capital stock and assets. All allowed administrative expenses were paid in cash in full.

      3. The $21,000,000 of secured debentures were convertible into 9,426,341 shares of common stock until October 15, 2005. In addition, $9,350,000 of secured debt issued by MAC is convertible into 4,711,712 shares of common stock.

All newly issued or newly issuable shares of the Company are free trading under Rule 3a (9), except that none could be traded until March 15, 2005 and then only 10% of the holder's shares could be traded each month thereafter. This restriction has now expired. The Company realized $6,183,000 of extraordinary gain from debt forgiveness in 2004 as a result of the discharge in bankruptcy of some of its debts.

In connection with the implementation of its Plan of Reorganization, the Company's Board of Directors approved a reverse stock split and exchange of 3,223 old shares of common stock for one share of new common stock.

Legal Matters

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for the Company's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Since December 15, 2004, our common stock has been traded on the NASD Electronic Bulletin Board under the symbol "MNYG". Prior to December 15, 2004, our common stock was traded on the NASD Electronic Bulletin Board under the symbol "MASG". The following table sets forth the range of high and low bid quotations for each of the prior two fiscal years. Bid quotations for 2004 have been adjusted to reflect the 3,223 to 1 reverse stock split on December 14, 2004. The quotations represent inter-dealer quotations without adjustment for retail mark-ups, markdowns or commissions and may not represent actual transactions.

                                                      High              Low

1st Quarter 2004                                     $70.91           $42.22
2nd Quarter 2004                                     $15.47           $ 1.93
3rd Quarter 2004                                     $29.01           $ 1.93
4th Quarter 2004 (prior to December 15, 2004)        $ 5.16           $ 3.55
4th Quarter 2004 (after December 14, 2004)           $ 0.00           $ 0.00
1st Quarter 2005                                     $ 5.00           $ 1.73
2nd Quarter 2005                                     $ 2.16           $ 1.00
3rd Quarter 2005                                     $ 1.40           $ 0.80
4th Quarter 2005                                     $ 0.95           $ 0.52

As of December 31, 2005, there were 258 shareholders of record of our common stock. This does not include shares held in street names.

Item 6. Management's Discussion and Analysis or Plan of Operation.

This Amended Annual Report on Form 10-KSB reflects changes resulting from the restatement of our 2004 financial statements. We have restated our 2004 financial statements to (1) properly reflect the transfer of Mooney Airplane Company, Inc. ("MAC") to Allen Holding & Finance Ltd. ("Allen") in May 2004 and our subsequent re-acquisition of MAC from Allen in December 2004; (2) correct an error in the calculation of the gain from the forgiveness of debt in connection with our emergence from bankruptcy in December 2004 and revise our disclosures related thereto; (3) correct amounts presented in the Consolidated Statement of Stockholders' Deficiency and footnotes to the consolidated financial statements; and (4) correct 2004's high and low stock prices set forth in Part II, Item 5.

Forward Looking Statements

This Amended Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward looking statements to encourage companies to provide prospective forward looking information about them so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Amended Annual Report on Form 10-KSB are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

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

MACorp was one of the world's leading suppliers of high performance single engine general aviation aircraft primarily serving business and owner-flown markets. MACorp produced over 11,000 aircraft since its founding in 1947, and presently has over 7,000 aircraft in operation in the US alone. We acquired substantially all of MACorp's assets and have returned to full production of the Mooney aircraft line. MACorp's assets are held by our wholly owned subsidiary, Mooney Airplane Company. On July 23, 2002, we changed our name to Mooney Aerospace Group, Ltd.

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

Liquidity and Capital Resources

At December 31, 2005, we had negative working capital of $34,380,000 and a stockholders' deficiency of $35,950,000. Since our inception in January 1990, we have experienced continuing negative cash flow from operations, which has resulted in our inability to pay certain existing liabilities in a timely manner. We have financed our operations through private funding of equity and debt and through the proceeds generated from our December 1996 initial public offering.

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

Our management team has developed a financial plan to address our working capital requirements. Since early 2001, this has included stockholder loans and the issuance of debentures and notes payable. At December 31, 2005, the Company had $19.5 million of Secured Debenture Notes ("Debenture Notes") outstanding. The Debenture Notes are due on the third anniversary of the date the Debenture Notes were issued which is either June 16, 2006 or November 7, 2007. The Debenture Notes accrue interest at 8% payable at maturity. Pursuant to the terms of the Company's Amended Plan of Reorganization approved by the Bankruptcy Court on December 14, 2004, the Debenture Notes were convertible into the Company's common stock. The conversion right expired on October 15, 2005. In addition, pursuant to the Amended Plan of Reorganization, our obligation to pay certain unsecured notes (consisting of principal and interest) that were outstanding on June 10, 2004 and the interest that had accrued on the Debenture Notes through June 10, 2004 was discharged.

On November 13, 2003, we closed a long-term loan with Business Loan Express ("BLX"). This loan is guaranteed by the U. S. Department of Agriculture Business and Industry loan program. This loan is for $5,000,000 to MAC and is secured by many of the assets of the Company, with all unpaid principal and interest due on November 1, 2028.

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

Results of Operations

During the second quarter of 2004, the Company defaulted on approximately $21,000,000 of its secured debentures. The debentures were secured by the assets and outstanding capital stock of the Company's wholly-owned subsidiary, Mooney Airplane Company. On May 28, 2004, in lieu of foreclosure by the secured debenture holders and to preserve the value of MAC as a going concern, the Company transferred its shares in MAC to Allen Holding & Finance Ltd., as agent for the secured debenture holders pursuant to the terms of a stock purchase agreement. On December 14, 2004, pursuant to the terms of the Company's Amended Plan of Reorganization approved by the Bankruptcy Court, the Company reacquired the MAC shares from Allen in exchange for 5,000,000 shares of common stock. The accompanying consolidated financial statements for the year ended December 31, 2005 include the accounts of the Company MAC. The financial statements for the year ended December 31, 2004 include the accounts of MAC for the periods January 1, 2004 through May 27, 2004 and December 14 through December 31 on a consolidated basis. The accounts of MAC for the period May 28, 2004 through December 13, 2004 are included on a combined basis. All inter-company accounts and transactions have been eliminated.

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

Interest expense for the year ended December 31, 2005, increased by $1,638,000, or 80%, from $2,044,000 for the year ended December 31, 2004, compared to $3,682,000 for the year ended December 31, 2005. Under the terms of the Amended Plan of Reorganization approved by the Bankruptcy Court on December 14, 2004, interest on the Company's secured and unsecured notes was discharged as of June 10, 2004. Consequently, 2005 included a full year of interest expense on the Company's and unsecured notes compared to 2004.

Cash Flows

Cash used in operating activities for the year ended December 31, 2005, decreased by $9,339,000 as compared to the same period in 2004, due principally to decreases in accounts receivable and inventory partially offset by an increase in accounts payable in 2005 versus an increase in inventory in the amount of $6,390,000 in 2004.

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

Retention of B&P was approved by the Bankruptcy Court. There were no disagreements on accounting, auditing or financial disclosures with the previous or present auditors.

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

Item 8 b. Other Matters Subject to Disclosure

None.

Item 9: Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers and Significant Employees

As of April 17, 2006, our current directors, executive officers and significant employees are as follows:

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

Tom Gray
Mr. Gray was elected to the Board of Directors on July 28, 2005. From February 2004 to present, Mr. Gray has served as the Managing Director of Mooney Airplane Company, Inc., a wholly owned subsidiary of the Company. From 2001 to the present, Mr. Gray has served as the President of Telecom Expert Group. From July 2000 to the present, Mr. Gray has served as the President of Thomas H. Gray Inc. From August 2000 to April 2001, Mr. Gray served as President of the Business Unit of FLAG Telecom Ltd. From February 2000 to July 2000, Mr. Gray served as the Chief Executive Officer of iTravelPartners and approximately one year subsequent to his departure iTravelPartners filed Articles of Dissolution with the State of Florida whereby the company sold its assets and dissolved. Mr. Gray has a consulting contract with the company that is effective from January 1, 2005 to December 31, 2006 Mr. Gray received his B.A. and his M.A. in History from Loyola University of Chicago in 1969 and 1975 respectively. Mr. Gray received his MBA from the Keller Graduate School of Management in 1985. Mr. Gray resigned as a director of the Company on May 1, 2006.

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

Board Committees

At April 17, 2006, committees of the Board of Directors were as follows:

Audit Committee
The Company has an Audit Committee consisting of Messrs. Wilcox (Chairman), Karol and Mayer. Mr. Wilcox is a "financial expert" as defined by SEC rules.

Governance Committee
The Company's Governance committee is comprised of Messrs. Cordt (Chairman), Gray and Mayer. Mr. Gray resigned as a director of the Company and member of the Governance Committee on May 1, 2006.

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

Item 10: Executive Compensation

The following table sets forth information the remuneration of our chief executive officer, our most highly compensated executive officers and significant employees who earned in excess of $100,000 per annum during any part of our last three fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation                  Long Term Compensation
                              ---------------------------------------------   -------------------------------------
                                                                                        Awards             Payouts
                                                                              --------------------------   --------
                                                                  Other                    Securities
         Name and                                                 Annual      Restricted    Underlying       LTIP        All Other
         Principal                      Salary      Bonus      Compensation     Stock      Options/SAR'S    Payouts    Compensation
       Position (1)           Year       ($)         ($)           ($)         Award($)         (#)           ($)           ($)
       ------------           ----     -------     --------    ------------   ----------   -------------    -------    ------------
Gretchen L Jahn,              2005     $200,000    $ 33,000           --           --            --            --       $    867 (3)
    President and CEO         2004     $ 37,692    $    -0-           --           --            --            --       $ 10,700 (3)
                              2003           --          --           --           --            --            --             --

Barry Hodkin,                 2005     $125,000    $ 50,000           --           --            --            --             --
    Chief Financial Officer   2004     $134,686    $    -0-           --           --            --            --       $ 17,126 (3)
                              2003           --          --           --           --            --            --             --

David Copeland,               2005     $175,000    $295,250           --           --            --            --             --
    Vice President Sales      2004     $113,077    $105,500           --           --            --            --             --
      and Marketing           2003           --          --           --           --            --            --             --

Alan Nitchman,                2005     $122,596    $ 50,000           --           --            --            --             --
    Vice President            2004           --          --           --           --            --            --             --
      Customer Support        2003           --          --           --           --            --            --             --

J. Nelson Happy,              2005     $136,807          --           --           --            --            --       $464,000 (4)
    Former President &        2004     $207,693          --      $29,489           --            --            --             --
       Chief Financial        2003     $200,000          --           --           --            --            --             --
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

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our common stock beneficially owned on March 31, 2006 by (i) each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of our Common Stock, based upon Schedule 13D and Schedule 13G filings as made with the SEC, (ii) each Director and (iii) all executive officers and directors as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

                                              Number of            Percentage of
      Name and Address                         Common                Beneficial
    Of Beneficial Owner                        Shares                Ownership

Allen Holding & Finance Ltd.                 4,925,000                33.180%
Alpha Capital AG                             3,057,616 (1)            22.740%
Esquire Trade & Finance Inc.                   471,263                 3.180%
Guaranty & Finance Corporation                 319,798                 2.150%
Libra Finance S.A.                             104,780                 0.710%
Renaissance Development Holdings               917,456 (2)             6.820%
TRW Holdings PTY. Limited                      362,858 (3)             2.700%
Tusk Investments                               828,182                 5.580%
All directors and officers as
  a group (4 persons)(4)                        22,215                 0.003%

(1) Includes 2,089,554 shares of common stock issuable upon conversion of secured promissory notes.

(2) Includes 367,874 shares of common stock issuable upon conversion of secured promissory notes.

(3) Includes 179,028 shares of common stock issuable upon conversion of secured promissory notes.

(4) Directors are paid cash compensation for their services on the Board of Directors. The 22,215 shares of common stock consist of 7,823 shares owned by Solomon Mayer and 14,392 shares owned by Sam Rothman.

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

On August 11, 2006, a single Schedule 13D filing was made by Allen Holding & Finance Ltd., Alpha Capital Aktiengesellschaft, Esquire Trade & Finance Inc. and Tusk Investments Ltd. (the "13D Filing"). The 13D Filing confirmed that each of Allen Holding & Finance Ltd., Esquire Trade & Finance Inc. and Tusk Investments Ltd. continued to maintain their share ownership as set forth above but that Alpha Capital Aktiengesellschaft now owns 6,695,335 shares of common stock, including 5,727,273 shares issuable upon conversion of outstanding convertible debt. The 13D Filing also indicates that "the filing persons, some of whom hold debt of the Issuer, have agreed to cooperate in an effort to attempt to cause the company to be privatized and its indebtedness to be recapitalized." In a letter issued in September 2004, Allen Holding & Finance Ltd. indicated that it was owned by a company which also beneficially owned a majority interest in Esquire Trade & Finance Inc. and an unspecified interest in Alpha Capital Aktiengesellschaft.

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
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services.

Bernstein & Pinchuk LLP were our principal accountants for the years ended December 31, 2005 and 2004. Bernstein & Pinchuk has billed us the following amounts for audit fees, audit-related fees, tax fees and all other fees for 2005 and 2004:

                                                    2005               2004
                                                 ---------          ---------
Audit fees                                       $ 104,975          $ 109,550
Audit-related fees                                      --                 --
Tax fees                                                --              3,000
All other fees                                          --                 --

The amounts shown for tax fees represent the amounts billed for preparation of the Company's consolidated tax returns.

The Audit Committee's policy is to pre-approve all audit, audit-related, non-audit, tax and other fees to be paid to the Company's independent registered public accounting firm. Each service provided is generally subject to a budget.

                                SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 31st day of August, 2006.

                                       MOONEY AEROSPACE GROUP, LTD.


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


      Signature                          Title                        Date
------------------------     --------------------------------    ---------------

  /s/ Gretchen L. Jahn       President and Chief Executive       August 31, 2006
------------------------     Officer, Director
     Gretchen L. Jahn        (Principal Executive Officer)

                             Chief Financial Officer,
  /s/ Barry Hodkin           Secretary and Treasurer,            August 31, 2006
------------------------     (Principal Financial Officer and
     Barry Hodkin            Principal Accounting Officer)

  /s/ Herbert Cordt          Director                            August 31, 2006
------------------------
     Herbert Cordt

  /s/ Steven E. Karol        Director                            August 31, 2006
------------------------
     Steven E. Karol

  /s/ Solomon Mayer          Director                            August 31, 2006
------------------------
     Solomon Mayer

                             Director                            August __, 2006
------------------------
     Sam Rothman

                             Director                            August 31, 2006
------------------------
     David Schlaff

  /s/ James D. Wilcox        Director                            August 31, 2006
------------------------
     James D. Wilcox

                   Mooney Aerospace Group, Ltd. and Subsidiary

                        Consolidated Financial Statements

                                Table of Contents


                                                                            Page

Report of Independent Registered Public Accounting Firm                      29
Consolidated Financial Statements:
      Balance Sheet                                                          30
      Statements of Operations                                               31
      Statements of Stockholders' Deficiency                                 32
      Statements of Cash Flows                                               34
      Notes to Consolidated Financial Statements                             35

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

The consolidated balance sheet at 2005 and the consolidated statements of operations, changes in stockholders' deficiency, cash flows and related footnote disclosures for 2004 are restated to reflect a change in the method of accounting for the transfer of the Company's wholly owned subsidiary, Mooney Airplane Company, Inc., to Allen Holding & Finance Ltd. in May 2004 and the subsequent re-acquisition of MAC from Allen in December 2004 and to correct an error in the calculation of the gain from the forgiveness of debt in connection with the emergence from bankruptcy in December 2004. These matters are further described in Note 1.


/s/ Bernstein & Pinchuk LLP

Certified Public Accountants


New York, New York

March 24, 2006, except for the change in the method of accounting for the transfer and re-acquistion of Mooney Airplane Company, Inc. disclosed in Note 1, Transfer and Re-acquisition of MAC Shares and the correction of an error disclosed in Note 1, Restatement - Correction of an Error, and its effect on the gain on forgiveness of debt and earnings per share on the Consolidated Statement of Operations, and the Consolidated Statement of Cash Flows for the year ended December 31, 2004, and the related cumulative effect on the equity section of the Balance Sheet as of December 31, 2005, as to which the date is July 25, 2006.

                   Mooney Aerospace Group, Ltd. and Subsidiary
                           Consolidated Balance Sheet
                                December 31, 2005

                                                                         (Restated)
                                                                            2005
                                                                       --------------
                                     ASSETS

Current Assets
      Cash and cash equivalents                                        $      637,000
      Accounts receivable                                                     393,000
      Other receivables                                                       636,000
      Inventory                                                            13,910,000
      Prepaid expenses and other current assets                             1,794,000
                                                                       --------------
         Total current assets                                              17,370,000
                                                                       --------------

Property and Equipment - at cost, net of accumulated
  depreciation and amortization                                             4,529,000

Trade Name                                                                  1,802,000
Other Assets                                                                  243,000
                                                                       --------------
                                                                            6,574,000
                                                                       --------------
                                                                       $   23,944,000
                                                                       ==============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
      Accounts payable                                                 $    1,289,000
      Accrued taxes and expenses                                            3,713,000
      Accrued interest and penalties                                        4,873,000
      Notes payable, current portion                                        6,407,000
      Note payable, revolver                                                6,250,000
      Loans from stockholders                                               9,684,000
      Secured debentures                                                   19,534,000
                                                                       --------------
Total current liabilities                                                  51,750,000
                                                                       --------------

Notes Payable                                                               7,879,000

Environmental Cleanup Liability                                               265,000

Stockholders' Deficiency
      Common stock, $0.0001 par value; 50,000,000 shares authorized;
        shares issued and outstanding 10,631,071                                1,000
      Additional paid in capital                                          117,771,000
      Accumulated deficit                                                (153,722,000)
                                                                       --------------
                                                                          (35,950,000)
                                                                       --------------
                                                                       $   23,944,000
                                                                       ==============

   The accompanying notes are an integral part of these financial statements.

                   Mooney Aerospace Group, Ltd. and Subsidiary
                      Consolidated Statements of Operations
                     Years Ended December 31, 2005 and 2004
          (Combined as to the operations of Mooney Airplane Company for the period May 28, 2004 to December 13, 2004)

                                                                          (Restated)
                                                           2005              2004
                                                      --------------    --------------
Net Sales                                             $   42,083,000    $   19,314,000

Cost of Sales                                             39,114,000        17,553,000
                                                      --------------    --------------

Gross Margin                                               2,969,000         1,761,000
                                                      --------------    --------------

Operating Expense
      Research and development expenses                    1,230,000           748,000
      Selling and support expenses                         4,920,000         4,430,000
      General and administrative expenses                  6,403,000         4,538,000
                                                      --------------    --------------

                                                          12,553,000         9,716,000
                                                      --------------    --------------

Loss from Operations                                      (9,584,000)       (7,955,000)
                                                      --------------    --------------

Other Income (Expense)
      Interest income                                          1,000             2,000
      Other income (expense), net                           (210,000)               --
      Amortization of debt issue costs and discount           (5,000)               --
      Interest expense                                    (3,682,000)       (2,044,000)
      Gain on sale of fixed asset                            (73,000)           51,000
Reorganization Items
      Settlement charges                                          --        (2,321,000)
      Professional fees                                           --        (1,236,000)
      Gain on forgiveness of debt                                 --         6,183,000
                                                      --------------    --------------

                                                          (3,969,000)          635,000
                                                      --------------    --------------

Loss Before Provision for Income Taxes                   (13,553,000)       (7,320,000)

Provision for Income Taxes                                        --                --
                                                      --------------    --------------

Net Loss                                              $  (13,553,000)   $   (7,320,000)
                                                      ==============    ==============

Net Loss Per Share - Basic and Diluted                $        (1.30)   $        (0.73)
                                                      ==============    ==============

Weighted Average Shares Outstanding
      Basic                                               10,457,556         9,998,000
                                                      ==============    ==============

      Diluted                                             10,457,556         9,998,000
                                                      ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                   Mooney Aerospace Group, Ltd. and Subsidiary
               Consolidated Statement of Stockholders' Deficiency
          (Combined as to the operations of Mooney Airplane Company for the period May 28, 2004 to December 13, 2004)

                                                           Preferred Stock
                                                               Series A                     Common Stock
                                                     ----------------------------    ---------------------------
                                                        Shares          Amount          Shares         Amount
                                                     ------------    ------------    ------------   ------------
Balance, December 31, 2003                                 25,968    $  2,082,000              --   $         --

Conversion of preferred stock to Class A                   (8,352)       (321,000)             --             --
Conversion of debentures to Class A                            --              --              --             --
Conversion of accrued interest to Class A                      --              --              --             --
Issuance of common stock for professional services             --              --              --             --
                                                     ------------    ------------    ------------   ------------

Balance prior to bankruptcy reorganization                 17,616       1,761,000              --             --
Plan of Reorganization                                    (17,616)     (1,761,000)      4,997,773          1,000
Transfer of Mooney Airplane Co.                                --              --              --             --
Re-acquisition of Mooney Airplane Co.                          --              --       5,000,000             --
Net loss                                                       --              --              --             --
                                                     ------------    ------------    ------------   ------------
Balance, December 31, 2004 (Restated)                          --              --       9,997,773          1,000
Conversion of debentures to common                             --              --         627,298             --
Issuance of common stock for professional services             --              --           6,000             --
Net loss                                                       --              --              --             --
                                                     ------------    ------------    ------------   ------------

Balance, December 31, 2005 (Restated)                          --    $         --      10,631,071   $      1,000
                                                     ============    ============    ============   ============

                                                            Common Stock
                                                               Class A                         Class B
                                                     ----------------------------    ---------------------------
                                                        Shares          Amount          Shares          Amount
                                                     ------------    ------------    ------------    ------------
Balance, December 31, 2003                            457,402,542    $     46,000       1,013,572    $         --

Conversion of preferred stock to Class A               23,271,576           2,000              --              --
Conversion of debentures to Class A                    83,972,946           8,000              --              --
Conversion of accrued interest to Class A              15,821,497           2,000              --              --
Issuance of common stock for professional services     64,110,453           6,000              --              --
                                                     ------------    ------------    ------------    ------------

Balance prior to bankruptcy reorganization            644,579,014          64,000       1,013,572              --
Plan of Reorganization                               (644,579,014)        (64,000)     (1,013,572)             --
Transfer of Mooney Airplane Co.                                --              --              --              --
Re-acquisition of Mooney Airplane Co.                          --              --              --              --
Net loss                                                       --              --              --              --
                                                     ------------    ------------    ------------    ------------
Balance, December 31, 2004 (Restated)                          --              --              --              --
Conversion of debentures to common                             --              --              --              --
Issuance of common stock for professional services             --              --              --              --
Net loss                                                       --              --              --              --
                                                     ------------    ------------    ------------    ------------

Balance, December 31, 2005 (Restated)                          --    $         --              --    $         --
                                                     ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                   Mooney Aerospace Group, Ltd. and Subsidiary
               Consolidated Statement of Stockholders' Deficiency
          (Combined as to the operations of Mooney Airplane Company for the period May 28, 2004 to December 13, 2004)

                                                                             Common Stock
                                                     ---------------------------------------------------------------
                                                               Class E-1                        Class E-2
                                                     ------------------------------   ------------------------------
                                                         Shares           Amount          Shares          Amount
                                                     -------------    -------------   -------------    -------------
Balance, December 31, 2003                               4,000,000    $          --       4,000,000    $          --

Conversion of preferred stock to Class A                        --               --              --               --
Conversion of debentures to Class A                             --               --              --               --
Conversion of accrued interest to Class A                       --               --              --               --
Issuance of common stock for professional services              --               --              --               --
                                                     -------------    -------------   -------------    -------------

Balance prior to bankruptcy reorganization               4,000,000               --       4,000,000               --
Plan of Reorganization                                  (4,000,000)              --      (4,000,000)              --
Transfer of Mooney Airplane Co.                                 --               --              --               --
Re-acquisition of Mooney Airplane Co.                           --               --              --               --
Net loss                                                        --               --              --               --
                                                     -------------    -------------   -------------    -------------

Balance, December 31, 2004 (Restated)                           --               --              --               --
Conversion of debentures to common                              --               --              --               --
Issuance of common stock for professional services              --               --              --               --
Net loss                                                        --               --              --               --
                                                     -------------    -------------   -------------    -------------

Balance, December 31, 2005 (Restated)                           --    $          --              --    $          --
                                                     =============    =============   =============    =============

                                                      Additional
                                                        Paid-in        Accumulated
                                                        Capital          Deficit           Total
                                                     -------------    -------------    -------------
Balance, December 31, 2003                           $  96,360,000    $(140,964,000)   $ (42,476,000)

Conversion of preferred stock to Class A                   319,000               --               --
Conversion of debentures to Class A                      1,930,000               --        1,938,000
Conversion of accrued interest to Class A                  548,000               --          550,000
Issuance of common stock for professional services         281,000               --          287,000
                                                     -------------    -------------    -------------

Balance prior to bankruptcy reorganization              99,438,000     (140,964,000)     (39,701,000)
Plan of Reorganization                                  25,048,000            1,000       23,225,000
Transfer of Mooney Airplane Co.                         (4,258,000)       4,258,000               --
Re-acquisition of Mooney Airplane Co.                   (3,856,000)       3,856,000               --
Net loss                                                        --       (7,320,000)      (7,320,000)
                                                     -------------    -------------    -------------

Balance, December 31, 2004 (Restated)                  116,372,000     (140,169,000)     (23,796,000)
Conversion of debentures to common                       1,392,000               --        1,392,000
Issuance of common stock for professional services           7,000               --            7,000
Net loss                                                        --      (13,553,000)     (13,553,000)
                                                     -------------    -------------    -------------

Balance, December 31, 2005 (Restated)                $ 117,771,000    $(153,722,000)   $ (35,950,000)
                                                     =============    =============    =============

   The accompanying notes are an integral part of these financial statements.

                   Mooney Aerospace Group, Ltd. and Subsidiary
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2005 and 2004
          (Combined as to the operations of Mooney Airplane Company for the period May 28, 2004 to December 13, 2004)

                                                                                      (Restated)
                                                                       2005              2004
                                                                  --------------    --------------
CASH FLOW FROM OPERATING ACTIVITIES:
      Net loss                                                    $  (13,553,000)   $   (7,320,000)
      Adjustment to reconcile net loss to net cash
        used in operating activities:
              Extraordinary gain on forgiveness of debt                       --        (6,183,000)
              Non-cash professional service expense                        7,000                --
              Depreciation and amortization expense                      940,000           819,000
              Income from disposition of property and equipment               --           (51,000)
              Environmental cleanup accrual                             (115,000)          381,000

      Changes in operating assets and liabilities:
         Accounts receivable                                           1,175,000        (1,440,000)
         Other receivables                                             1,010,000        (1,646,000)
         Inventory                                                     1,146,000        (6,390,000)
         Prepaid expenses and other current assets                    (1,402,000)          208,000
         Other assets                                                    158,000          (401,000)
         Accounts payable                                               (862,000)          410,000
         Accrued expenses                                              1,080,000          (489,000)
         Accrued interest                                              3,194,000         1,920,000
         Accrued warrant liability                                       170,000           164,000
         Accrued taxes payable                                            51,000           286,000
         Accrued used aircraft trade in liability                       (416,000)          416,000
         Accrued legal and audit                                              --             5,000
         Deferred revenue                                             (1,376,000)        1,595,000
                                                                  --------------    --------------
              Net cash used in operating activities                   (8,793,000)      (18,132,000)
                                                                  --------------    --------------

CASH FLOW FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                              (1,628,000)         (818,000)
      Proceeds from disposition of property and equipment                152,000            51,000
                                                                  --------------    --------------
              Net cash used in investing activities                   (1,476,000)         (767,000)
                                                                  --------------    --------------

CASH FLOW FROM FINANCING ACTIVITIES:
      Proceeds from issuance of notes payable-net                      1,170,000        27,574,000
      Proceeds from stockholder loans                                  9,684,000                --
      Payment for debt issue costs                                            --           379,000
      Payments on notes payable                                               --       (10,177,000)
      Notes payable related party                                         (7,000)            7,000
                                                                  --------------    --------------
              Net cash provided by financing activities               10,847,000        17,783,000
                                                                  --------------    --------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                       578,000        (1,116,000)

CASH AND CASH EQUIVALENTS, Beginning of year                              59,000         1,175,000
                                                                  --------------    --------------

CASH AND CASH EQUIVALENTS, End of year                            $      637,000    $       59,000
                                                                  ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Interest paid                                               $      391,000    $      414,000
                                                                  ==============    ==============
      Income taxes paid                                           $           --    $           --
                                                                  ==============    ==============

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

During the year ended December 31, 2004, the Company: 1) converted 8,352 shares of Series A preferred stock into 23,271,576 shares of Class A common stock valued at $321,000, 2) converted $1,938,000 of convertible debentures into 83,972,946 shares of Class A common stock, 3) converted $550,000 of accrued interest into 15,821,497 shares of Class A common stock, 4) issued 64,110,453 shares of Class A common stock in settlement of $287,000 of professional services. In addition, during the year ended December 31, 2004, the Company consummated a reverse split of the Class A common stock into a new issue of common stock per the Amended Plan of Reorganization. There was a conversion of 644,579,000 shares of Class A common stock into 200,000 shares of the new issue of common stock.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a cumulative net loss of $153,722,000 as of December 31, 2005. The Company also has a working capital deficiency of $34,380,000 as of December 31, 2005.

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

Principles of Consolidation

On May 28, 2004, the Company transferred the shares in its wholly-owned subsidiary, Mooney Airplane Company ("MAC") to Allen Holding & Finance Ltd. ("Allen") pursuant to the terms of a stock purchase agreement. The Company re-acquired the MAC shares from Allen on December 14, 2004 pursuant to the terms of an Amended Plan of Reorganization approved by the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The accompanying consolidated financial statements for the year ended December 31, 2005 include the accounts of the Company MAC. The financial statements for the year ended December 31, 2004 include the accounts of MAC for the periods January 1, 2004 through May 27, 2004 and December 14 through December 31 on a consolidated basis. The accounts of MAC for the period May 28, 2004 through December 13, 2004 are included on a combined basis. All inter-company accounts and transactions have been eliminated. See "Transfer and Re-acquisition of MAC Shares" below.

Restatement of 2004's Consolidated Financial Statements

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2004, we reviewed the accounting principles originally applied in accounting for the transfer and re-acquisition of Mooney Airplane Company and concluded it was inappropriate to consolidate the assets, liabilities, operating results and cash flows of MAC for the period May 28, 2004 to December 14, 2004 since MAC was not a wholly-owned subsidiary (see "Principles of Consolidation"). As a result of our review we have restated our financial statements for the year ended December 2004 to include (1) on a consolidated basis the results of operations and cash flows of MAC for the periods that MAC was a wholly-owned subsidiary (January 1, 2004 to May 27, 2004 and December 14 to December 31, 2004) and (2) on a combined basis MAC's results of operations and cash flows for the period that MAC was not a wholly-owned subsidiary (May 28, 2004 to December 13, 2004). During the course of our review we discovered the gain that resulted from the forgiveness of debt in connection with the Company's emergence from bankruptcy in December 2004 had been calculated incorrectly. The effect of these changes was to increase 2004's net income by $5,150,000, reduce additional paid in capital by $5,150,000 and reduce our accumulated deficit by $5,150,000 as shown below:

      Consolidated Statements of Operations:

                                                                Year Ended December 31,
                                                                2005              2004
                                                           -------------     -------------
      Net income (loss) prior to restatement               $ (13,553,000)    $ (12,470,000)
      Correction of gain from forgiveness of debt                     --         5,150,000
                                                           -------------     -------------

      Net income (loss) - Restated                         $ (13,553,000)    $  (7,320,000)
                                                           =============     =============

      Net income (loss) per share prior to restatement     $       (1.30)    $       (1.25)
      Correction of gain from forgiveness of debt                     --              0.52
                                                           -------------     -------------

      Net income (loss) per share - Restated               $       (1.30)    $       (0.73)
                                                           =============     =============

      Consolidated Balance Sheets:

                                                                 December 31,
                                                            2005              2004
                                                        -------------    -------------
      Additional paid-in capital prior to restatement   $ 131,035,000    $ 129,636,000
      Transfer and re-acquisition of MAC                   (8,114,000)      (8,114,000)
      Correction of gain from forgiveness of debt          (5,150,000)      (5,150,000)
                                                        -------------    -------------

      Additional paid-in capital - Restated             $ 117,771,000    $ 116,372,000
                                                        =============    =============

      Accumulated deficit prior to restatement          $(166,986,000    $(153,433,000)
      Transfer and re-acquisition of MAC                    8,114,000        8,114,000
      Correction of gain from forgiveness of debt           5,150,000        5,150,000
                                                        -------------    -------------

      Accumulated deficit - Restated                    $(153,722,000)   $(140,169,000)
                                                        =============    =============

See "Bankruptcy Proceedings" below and Note 8, "Stockholders' Deficiency".

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

Earnings Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the year ended December 31, 2005 because the effect would have been anti-dilutive:

                                                     2005          2004
                                                 -----------   -----------

      Conversion of notes payable                  4,711,712     4,711,712
      Conversion of convertible debentures                --     9,426,341
                                                 -----------   -----------

                                                   4,711,712    14,138,053
                                                 ===========   ===========

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

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4," (SFAS No. 151) which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material or spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has adopted the provisions of SFAS No. 151 effective January 1, 2006. Adoption of SFAS No. 151 is not expected to have a material effect on the our cash flows or operating results.

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

Transfer and Re-acquisition of MAC Shares

During the second quarter of 2004, the Company defaulted on approximately $21,000,000 of its secured debentures. The debentures were secured by the assets and outstanding capital stock of the Company's wholly-owned subsidiary, Mooney Airplane Company. On May 28, 2004, in lieu of foreclosure by the secured debenture holders and to preserve the value of MAC as a going concern, the Company transferred its shares in MAC to Allen Holding & Finance Ltd., as agent for the secured debenture holders pursuant to the terms of a stock purchase agreement. On December 14, 2004, pursuant to the terms of the Company's Amended Plan of Reorganization approved by the Bankruptcy Court, the Company reacquired the MAC shares from Allen in exchange for 5,000,000 shares of common stock to be issued pursuant to the Company's Amended Plan of Reorganization (see "Bankruptcy Proceedings" below). The transfer and re-acquisition of MAC has been accounted for as an exchange between entities under common control and no gain or loss has bee recognized in the Company's consolidated statement of operations for the twelve months ended December 31, 2004. At May 28, 2004, MAC's assets exceeded its liabilities by $4,258,000. This amount was charged to additional paid-in capital. When it was re-acquired on December 14, 2004, MAC's liabilities exceeded its assets by $3,856,000 which was also charged to additional paid-in capital.

The accompanying financial statements for the year ended December 31, 2004 include MAC's results of operations for the period May 28, 2004 through December 13, 2004 as follows:

                                                            For the Period
                                                             May 28, 2004
                                                                Through
                                                           December 13, 2004
                                                           -----------------

      Net Sales                                              $   5,698,000
      Cost of Sales                                              7,200,000
                                                             -------------

      Gross Margin                                              (1,502,000)
      Operating Expenses                                         6,011,000
                                                             -------------

      Loss from Operations                                      (7,513,000)
      Other Income (Expense)                                      (601,000)

      Income (Loss) Before Provision for Income Taxes           (8,114,000)
      Provision for Income Taxes                                        --
                                                             -------------

      Net Income (Loss)                                      $  (8,114,000)
                                                             =============

Bankruptcy Proceedings

On June 10, 2004 the Company filed a voluntary petition in the Bankruptcy Court pursuant to Chapter 11 of Title 11 of the U. S. Code. On December 14, 2004 the Bankruptcy Court confirmed the Company's Amended Plan of Reorganization, which has been fully executed by the Company. On May 5, 2005, the Company received a full discharge pursuant to a final decree issued by the Bankruptcy Court closing the bankruptcy case.

The Amended Plan of Reorganization approved by the Bankruptcy Court included the following provisions:

      1. The Company was authorized to issue up to 50,000,000 shares of new common stock.

      2. On the effective date of the plan, December 14, 2004, the Company's common and preferred stockholders, general unsecured creditors and Allen Holding and Finance Ltd. would receive common stock in the reorganized Company as follows:

            Common stockholders                          200,000            (2)%

            Preferred stockholders                       200,000            (2)%

            Unsecured general creditors                4,597,773           (46)%

            Allen Holding & Finance Ltd.               5,000,000           (50)%
                                                     -----------   -----------

                                                       9,997,773          (100)%
                                                     ===========   ===========

            Unsecured general creditor claims included approximately $21,000,000 of secured debentures and approximately $10,000,000 of secured debt issued by MAC and guaranteed by the Company. In exchange for 5,000,000 shares of common stock, Allen agreed to transfer the MAC shares back to the Company. The secured debentures continued to be secured by MAC's outstanding capital stock and assets. All allowed administrative expenses were paid in cash in full.

      3. The $21,000,000 of secured debentures were convertible into 9,426,341 shares of common stock until October 15, 2005. In addition, $9,350,000 of secured debt issued by MAC is convertible into 4,711,712 shares of common stock.

All newly issued or newly issuable shares of the Company are free trading under Rule 3a (9), except that none could be traded until March 15, 2005 and then only 10% of the holder's shares could be traded each month thereafter. This restriction has now expired. The Company realized $6,183,000 of extraordinary gain from debt forgiveness in 2004 as a result of the discharge in bankruptcy of some of its debts.

In connection with the implementation of its Plan of Reorganization, the Company's Board of Directors approved a reverse stock split and exchange of
3.223 old shares of common stock for one share of new common stock.

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

Note 3 - Inventory

Inventory at December 31, 2005 consisted of the following:

Raw materials and purchased parts                                    $ 4,957,000
Work-in-process                                                        4,834,000
Semi finished manufactured components                                  3,617,000
Finished goods                                                         1,242,000
                                                                     -----------

                                                                      14,650,000
Less allowances                                                          740,000
                                                                     -----------

                                                                     $13,910,000
                                                                     ===========

Note 4 - Property and Equipment

Property and equipment consisted of the following at December 31, 2005:

Cost:
   Experimental aircraft                                             $   654,000
   Office furniture and equipment                                      2,050,000
   Machinery and equipment                                             4,581,000
   Buildings and improvements                                            253,000
   Motor vehicles                                                         57,000
                                                                     -----------
                                                                       7,595,000
Less  accumulated depreciation                                         3,066,000
                                                                     -----------
                                                                     $ 4,529,000
                                                                     ===========

Note 5 - Notes Payable

Notes payable at December 31, 2005 consisted of the following:

Note payable to BLX Commercial Capital, LLC                          $ 4,843,000
17.5% Notes payable                                                    3,930,000
8% Notes payable                                                       3,100,000
Note payable to Guarantee & Finance, Inc.                              1,000,000
Note payable to Libra Finance S.A.                                       986,000
Note payable to insurance company                                        388,000
Notes payable-bank                                                        39,000
                                                                     -----------

                                                                      14,286,000
Less current maturities                                                6,407,000
                                                                     -----------

                                                                     $ 7,879,000
                                                                     ===========

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

The 8% notes payable are secured by work-in-process inventory. The notes bear interest at 8% per annum and are due on November 7, 2007.

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

Principal payments on notes payable are due as follows:

                     Year Ending
                     December 31,                   Amount
                     ------------                -----------

                        2006                     $ 6,407,000
                        2007                       3,209,000
                        2008                         111,000
                        2009                         116,000
                        2010                         122,000
                        Thereafter                 4,321,000
                                                 -----------

                                                 $14,286,000
                                                 ===========

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

Note 7 - Secured Debentures

At December 31, 2005, the Company had $19,534,000 of secured debentures outstanding. The secured debentures are due on the third anniversary of the date the debentures were issued which is either June 16, 2006 or November 7, 2007. The debentures accrue interest at 8% payable at maturity. The Company was unable to repay the secured debentures that were due June 16, 2006 and is therefore in default.

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

Waiver of interest and penalties for
  non-registration of securities                                 $    7,420,000
Contribution of warrant rights, at net
  book value of warrant liability at date
  of restructuring                                                      880,000
Elimination of unamortized discount at date
  of restructuring, accounted for as a
  distribution of rights to equity holders                          (17,070,000)
                                                                 --------------
Net distribution to related parties at date
  of restructuring                                               $   (8,770,000)
                                                                 ==============

On June 10, 2004 the company filed a petition seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code and as a result all debentures holders except the secured debenture holders were issued stock for their debentures. The Secured debenture holders will be paid cash at maturity for the interest accrued from June 10, 2004 until the maturity date of their note.

Note 8 - Stockholders' Deficiency

Common Stock

Prior to December 14, 2004, the Company had four classes of common stock issued and outstanding, A, B, E-1 and E-2. Pursuant to the terms of the Company's Amended Plan of Reorganization (see "Bankruptcy Proceedings" in Note 1), the 644,579,014 shares of Class A common stock outstanding on December 14, 2004 were exchanged for 200,000 shares of new common stock and all Class B, E-1 and E-2 shares were cancelled. The exchange of Class A common shares for new common shares was effected by means of a 3,223 for 1 reverse stock split of the old common stock approved by the Company's Board of Directors. The $64,000 par value attributable to the Class A shares that were exchanged was moved to additional paid-in capital. As of December 31, 2005, the Company has one class of common stock. The holder of each outstanding share of Common Stock is entitled to one vote.

Preferred Stock

Pursuant to the terms of the Company's Amended Plan of Reorganization, the 17,616 shares of Series A Preferred Stock outstanding on December 14, 2004 were exchanged for 200,000 shares of new common stock. The $1,761,000 stated value attributable to the Series A Preferred Stock was moved to additional paid-in capital.

Common Stock Issued Pursuant to the Amended Plan of Reorganization

Pursuant to the terms of the Company's Amended Plan of Reorganization approved by the Bankruptcy Court, the Company issued 5,000,000 shares of its new common stock to Allen Holding & Finance, Ltd., agent for the Company's secured debenture holders, to re-acquire the shares of Mooney Airplane Company that were previously transferred to Allen. The Company also issued 4,597,773 shares of new common stock to general unsecured creditors. The shares issued to general unsecured creditors included 3,809,590 new shares issued to the Company's secured debenture holders and related entities (deemed by the Bankruptcy Court to be general unsecured creditors) in exchange for the forgiveness of liabilities totaling $18,802,000 and 788,183 new shares issued to other general unsecured creditor in exchange for the forgiveness of liabilities totaling $9,738,000. The 788,183 new shares were valued at $4.51 per share based upon the last reported stock price of the Company's common stock on December 14, 2004. The difference between the aggregate value of the stock issued and the liabilities forgiven was $6,183,000 and has been reported as a gain on forgiveness of debt in our consolidated statement of operations for the year ended December 31, 2004. The secured debenture holders and entities related to them are considered to be related parties. As a result, the 3,809,590 new shares issued to them were valued at an amount equal to the liabilities that were forgiven ($18,802,000) and no gain or loss was recognized.

Note 9 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2005 are as follows:

Deferred tax assets:
      Federal net operating loss                            $  47,774,000
      Research & development credits                            1,126,000
      Depreciation                                                340,000
      Other                                                        92,000
                                                            -------------
                                                            $  49,332,000
      Valuation allowance                                     (49,332,000)
                                                            -------------
         Net                                                $          --
                                                            =============

The valuation allowance increased by $3,874,000 during 2005.

At December 31, 2005, the Company had federal net operating loss ("NOL") carry-forwards of approximately $140,512,000. Federal NOL's carry-forwards would, if unused, expire in varying amounts in the years 2006 through 2025.

At December 31, 2005, the Company had federal research and development ("R&D") credit carry-forwards of approximately $1,126,000.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2005 and 2004 is as follows:

                                                   2005         2004
                                                  ------       ------
Federal income tax rate                            (34.0)%      (34.0)%
State tax, net of federal benefit                   (6.0)%       (6.0)%
Increase in valuation allowance                     40.0%        40.0%
                                                  ------       ------
Effective income tax rate                            0.0%         0.0%
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

Note 12 - Related Party Transactions

Tom Gray, a former director and former Managing Director of MAC, through Thomas
H. Gray Inc., dba Telecom Expert Group ("TEG") provides various business and information technology consulting services to the Company. During 2005 and 2004, MAC incurred fees of $195,712 and $654,920 to TEG for consulting services.

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